Form 10-Q
period 1995-07-31
PDG ENVIRONMENTAL INC
filed 1995-10-16
CIK 771485

                                                                    (conformed)


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995 OR


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM

                          ____________ TO ____________


                         COMMISSION FILE NUMBER 0-13667



                            PDG ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)



                     DELAWARE                                    22-2677298
  (State or other jurisdiction of incorporation               (I.R.S. Employer
                  or organization)                           Identification No.)


300 OXFORD DRIVE, MONROEVILLE, PENNSYLVANIA                     15146
  (Address of principal executive offices)                    (Zip Code)


                                  412-856-2200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----     -----


As of September 1, 1995, there were 5,703,966 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                     INDEX




PART I.  FINANCIAL INFORMATION                                                                                     PAGE
     Item 1.  Consolidated Financial Statements and Notes to Consolidated Financial Statements

         (a)  Condensed Consolidated Balance Sheets as of July 31, 1995 (unaudited) and January 31, 1995             3

         (b)  Consolidated Statements of Operations for the Three Months Ended July 31, 1995 and 1994 (unaudited)    4

         (c)  Consolidated Statements of Operations for the Six Months Ended July 31, 1995 and 1994 (unaudited)      5

         (d)  Consolidated Statements of Cash Flows for the Six Months Ended July 31, 1995 and 1994 (unaudited)      6

         (e)  Notes to Consolidated Financial Statements (unaudited)                                                 7

     Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of Operations        11


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                     17

     Item 3.  Defaults Upon Senior Securities                                                                       17

     Item 5.  Other Information                                                                                     17

     Item 6.  Exhibits and Reports on Form 8-K                                                                      18

     Signatures                                                                                                     19

                         PART I.  FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               JULY 31,          JANUARY 31,
                                                                                1995                1995*
                                                                            ------------         ------------
                                                                            (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                                $1,114,000         $   754,000
Accounts receivable - net                                                       8,414,000           9,962,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                         4,813,000           5,216,000
Inventory                                                                         309,000             284,000
Prepaid income taxes                                                                6,000                   -
Other current assets                                                              570,000             753,000
                                                                              -----------         -----------

TOTAL CURRENT ASSETS                                                           15,226,000          16,969,000

PROPERTY, PLANT AND EQUIPMENT                                                   7,266,000           6,918,000
Less:  accumulated depreciation                                                 3,878,000           3,484,000
                                                                              -----------         -----------
                                                                                3,388,000           3,434,000

OTHER ASSETS                                                                      248,000             293,000
                                                                              -----------         -----------

TOTAL ASSETS                                                                  $18,862,000         $20,696,000
                                                                              ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                              $ 4,292,000         $ 5,273,000
Short-term borrowings                                                           4,746,000           3,520,000
Accrued liabilities                                                             1,366,000           1,234,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                        628,000             745,000
Deferred revenue                                                                   87,000              55,000
Accrued income taxes                                                                    -               3,000
Current portion of long-term debt                                                 850,000             863,000
                                                                               -----------        -----------

TOTAL CURRENT LIABILITIES                                                      11,969,000          11,693,000

LONG-TERM DEBT                                                                  1,089,000           5,394,000

MINORITY INTEREST                                                               1,821,000                   -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                         562,000             562,000
Common stock                                                                      114,000             109,000
Additional paid-in capital                                                      4,096,000           3,866,000
Deficit                                                                          (789,000)           (928,000)
                                                                              -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                                      3,983,000           3,609,000
                                                                              -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $18,862,000         $20,696,000
                                                                              ===========         ===========

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                       FOR THE THREE MONTHS
                                                                                         ENDED JULY 31,
                                                                               ----------------------------------
                                                                                   1995                 1994
                                                                               -------------        -------------
CONTRACT REVENUES                                                                $6,084,000           $8,097,000
CONTRACT COSTS                                                                    5,074,000            6,365,000
                                                                                 ----------           ----------

Gross margin                                                                      1,010,000            1,732,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      1,361,000            1,422,000
                                                                                 ----------           ----------

(Loss) income from operations                                                      (351,000)             310,000

OTHER INCOME (EXPENSE):
  Interest expense                                                                 (303,000)            (298,000)
  Interest income                                                                     9,000                2,000
  Other income                                                                        2,000                4,000
                                                                                 ----------           ----------
                                                                                   (292,000)            (292,000)
                                                                                 ----------           ----------
(Loss) income before income taxes, minority interest
   in losses of consolidated subsidiary and extraordinary item                     (643,000)              18,000

INCOME TAX BENEFIT                                                                  (76,000)             (16,000)
                                                                                 ----------           ----------

(LOSS) INCOME BEFORE MINORITY INTEREST IN LOSSES OF
   CONSOLIDATED SUBSIDIARY AND EXTRAORDINARY ITEM                                  (567,000)              34,000

MINORITY INTEREST IN LOSSES OF CONSOLIDATED SUBSIDIARY                              268,000                    -

EXTRAORDINARY ITEM, NET OF TAX                                                            -              611,000
                                                                                 ----------           ----------

NET (LOSS) INCOME                                                                $ (299,000)          $  645,000
                                                                                 ==========           ==========

PREFERRED STOCK DIVIDEND REQUIREMENTS                                            $   12,000           $        -
                                                                                 ==========           ==========

PER SHARE OF COMMON STOCK - PRIMARY:

   (Loss) income before extraordinary item                                       $    (0.06)          $       -
   Extraordinary item                                                                     -                 0.09
                                                                                 ----------           ----------

   Net (loss) income per share                                                   $    (0.06)          $     0.09
                                                                                 ==========           ==========

AVERAGE COMMON SHARES AND DILUTIVE COMMON
   EQUIVALENTS OUTSTANDING                                                        5,439,000            7,201,000
                                                                                 ==========           ==========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                    FOR THE SIX MONTHS
                                                                                       ENDED JULY 31,
                                                                               -------------------------------
                                                                                  1995                  1994
                                                                               -------------       --------------
CONTRACT REVENUES                                                               $11,546,000          $15,570,000
CONTRACT COSTS                                                                    9,463,000           12,506,000
                                                                                -----------          -----------

Gross margin                                                                      2,083,000            3,064,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      2,824,000            2,738,000
                                                                                -----------          -----------

(Loss) income from operations                                                      (741,000)             326,000

OTHER INCOME (EXPENSE):
   Gain on sale of PDG Remediation, Inc. common stock                             1,354,000                    -
   Interest expense                                                                (633,000)            (547,000)
   Interest income                                                                   25,000                6,000
   Other income                                                                       7,000               19,000
                                                                                -----------          -----------
                                                                                    753,000             (522,000)
                                                                                -----------          -----------
Income (loss) before income taxes, minority interest
   in losses of consolidated subsidiary and extraordinary item                       12,000             (196,000)

INCOME TAX PROVISION (BENEFIT)                                                            -              (16,000)
                                                                                -----------          -----------

LOSS BEFORE MINORITY INTEREST IN LOSSES
  OF CONSOLIDATED SUBSIDIARY AND EXTRAORDINARY ITEM                                  12,000             (180,000)

MINORITY INTEREST IN LOSSES OF CONSOLIDATED
  SUBSIDIARY                                                                        303,000                    -

EXTRAORDINARY ITEM, NET OF TAX                                                            -              611,000
                                                                                -----------          -----------

NET INCOME                                                                      $   315,000          $   431,000
                                                                                ===========          ===========

PER SHARE OF COMMON STOCK - PRIMARY:

   Income (loss) before extraordinary item                                      $      0.05          $     (0.02)
   Extraordinary item                                                                     -                 0.08
                                                                                -----------          -----------

   Net income per common share                                                  $      0.05          $      0.06
                                                                                ===========          ===========

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUIVALENTS OUTSTANDING                                                           6,968,000            7,228,000
                                                                                ===========          ===========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                       FOR THE SIX MONTHS
                                                                                         ENDED JULY 31,
                                                                               ----------------------------------

                                                                                    1995                 1994
                                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $   315,000          $   431,000

ADJUSTMENTS TO RECONCILE NET
  INCOME TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Gain on sale of PDG Remediation, Inc. common stock                           (1,354,000)                   -
    Depreciation and amortization                                                   488,000              601,000
    Minority interest                                                              (303,000)                   -
    Other                                                                           116,000              123,000
    Extraordinary item                                                                    -             (611,000)
                                                                                -----------          -----------
TOTAL CASH PROVIDED BY INCOME (LOSS)                                               (738,000)             544,000

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                           1,459,000           (1,480,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                      403,000           (2,636,000)
    Inventory                                                                       (25,000)             (14,000)
    Prepaid income taxes                                                             (6,000)             (23,000)
    Other current assets                                                             75,000              (19,000)
    Accounts payable                                                             (1,025,000)           1,278,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                     (117,000)            (149,000)
    Deferred revenues                                                                32,000             (134,000)
    Accrued income taxes                                                             (3,000)                   -
    Accrued liabilities                                                             231,000              692,000
    Other                                                                            (6,000)             (78,000)
                                                                                -----------          -----------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                                       1,018,000           (2,563,000)
                                                                                -----------          -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    280,000           (2,019,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                      (354,000)            (314,000)
    Proceeds from the sale of property, plant and equipment                           1,000               72,000
                                                                                -----------          -----------
NET CASH USED BY INVESTING ACTIVITIES                                              (353,000)            (242,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds on sale of PDG Remediation, Inc. common stock                        3,586,000                    -
    Proceeds on sale of warrants                                                    100,000                    -
    Proceeds from debt                                                            3,696,000            2,925,000
    Principal payments on debt                                                   (6,949,000)            (987,000)
                                                                                -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           433,000            1,938,000
                                                                                -----------          -----------

Net Increase (Decrease) in Cash and Short-Term Investments                          360,000             (323,000)
Cash and Short-Term Investments, Beginning of Period                                754,000              516,000
                                                                                -----------          -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                  $ 1,114,000          $   193,000
                                                                                ===========          ===========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1995
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s wholly-owned subsidiaries and the accounts of PDG Remediation, Inc. ("PDGR"), in which PDG Environmental, Inc. maintains a 59.5% ownership interest subsequent to the initial public offering of PDGR's common stock and warrants as described in Note 3.

The accompanying financial statements of PDG Environmental, Inc. and subsidiaries (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended July 31, 1995 were of a normal, recurring nature. The amounts presented for the three and six months ended July 31, 1995 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1995, as amended by Form 10-K/A No. 1 dated May 30, 1995, and should be read in conjunction with this quarterly report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2 - FEDERAL INCOME TAXES

No income taxes have been provided for the six months ended July 31, 1995 due to the existence of unused net operating loss carryforwards.

Income taxes paid by the Corporation for the six months ended July 31, 1995 and 1994 totaled approximately $20,000 and $7,000, respectively.

NOTE 3 - PDG REMEDIATION, INC.

INITIAL PUBLIC OFFERING

On February 9, 1995, PDGR sold in an initial public offering 1,000,000 shares of common stock and 1,000,000 redeemable warrants at a price of $5.00 per share of common stock and $0.10 per redeemable warrant. The Corporation sold 400,000 shares of its PDGR common stock as part of the initial public offering and received net proceeds of approximately $1.4 million, which resulted in a gain of approximately $1.4 million during the six months ended July 31, 1995. The Corporation recorded the sale effective as of February 1, 1995. PDGR sold 600,000 newly issued common shares plus 1,000,000 redeemable warrants and received net proceeds of approximately $2.3 million.

The Corporation currently owns approximately 59.5% of PDGR common stock and will continue to consolidate the accounts of PDGR as long as more than 50% of the common stock is owned.

BUSINESS ACTIVITIES

PDGR has historically performed a substantial amount of work under a Florida state funded site rehabilitation program (the "EDI Program") which provides for the remediation of contaminated sites related to the storage of petroleum and petroleum products. The EDI Program has undergone modification during the six months ended July 31, 1995 due to a current imbalance in the Inland Protection Trust Fund between reimbursement application expenditures for work performed under the EDI Program and revenues generated for the EDI Program, as well as a concern that the majority of the site rehabilitation work is currently being conducted at sites that are not considered to be high priority in terms of the impact on drinking water supplies.

On March 8, 1995, Florida's Governor Lawton Chiles issued Executive Order 95-82 suspending processing of payment applications under the EDI Program and on March 16 the Senate passed a bill establishing a protocol for continued work on sites based on their priority ranking. On March 27, 1995, the Senate bill was signed into law and on March 29, 1995 Governor Chiles issued Executive Order 95-111 rescinding his March 8 Executive Order.

It was anticipated that the Florida legislature would pass final legislation to amend the EDI Program prior to adjournment in May 1995; however, on May 11, 1995, the legislature adjourned for the year without acting on proposed changes to the EDI Program or the Inland Protection Trust Fund. As a result of the legislative inaction, PDGR will continue to work under the legislation passed on March 27, 1995 until the next regular legislative session reconvenes in March 1996.

The short-term impact of the current legislation has had a material adverse effect on PDGR's operations since the number of sites in PDGR's backlog immediately eligible for continued reimbursement under the EDI Program has been significantly reduced and PDGR's thermal treatment facility has experienced a significant decline in soil shipments which PDGR believes is indirectly related to EDI Program uncertainties as the entire market for the thermal treatment of contaminated soil has experienced a slowdown. As a result of the uncertainties in the market for the thermal treatment of contaminated soil, PDGR's facility was shut down for the majority of the three months ended July 31, 1995. PDGR expects that its operations will continue to be materially adversely effected by the changes in the EDI Program. PDGR further estimates that its cash flow will be positively impacted in future quarters as those sites considered ineligible for continued remediation are able to be invoiced under the existing legislation.

These factors have resulted in immediate reductions in PDGR's revenues which have created, and will continue to create, operating losses. PDGR has promptly taken steps to respond to these revenue reductions through prudent reductions in staff and other overhead costs, and the reallocation of a portion of its Florida workforce to cover existing backlog at PDGR's Pennsylvania remediation service operation. PDGR is also actively pursuing environmental engineering and remediation contracts outside the EDI Program in Florida as well as high priority sites within the EDI Program. PDGR will implement further cost containment measures as may be required under the circumstances and will continue to diversify its efforts away from the EDI Program. In spite of these efforts, PDGR believes it will continue to report losses for the remainder of the fiscal year.

The Corporation will also suffer a material adverse effect on its reported financial results to the extent of its 59.5% ownership interest in PDGR due to the changes described above.

NOTE 4 - LINES OF CREDIT

The Corporation maintained certain lines of credit with CVD Financial Corporation ("CVD Financial") which provided $3.6 million of combined availability at January 31, 1995. On February 27, 1995, the Corporation repaid $1.1 million to CVD Financial with proceeds generated from the sale of 40.5% of its interest in PDGR and the existing line of credit was reduced to $2.5 million. On March 31, 1995, the expiration date associated with the CVD Financial line of credit was extended to July 1, 1995. Under the existing loan documents, the Corporation is currently in default on this line of credit. The default under the CVD Financial line of credit also places the Corporation in default under a term loan with CVD Financial. However, prior management and controlling ownership of CVD Financial made a commitment to extend the line of credit through mid-1996. Management and controlling ownership of CVD Financial has recently been changed. The Corporation and CVD Financial are currently negotiating a term sheet for a loan extension and the Corporation is hopeful that acceptable extension terms can be finalized. In the event the Corporation is unable to successfully negotiate a further extension on its line of credit totaling $2.5 million, its liquidity requirements will be seriously affected due to its inability to repay this indebtedness. There can be no assurance that an extension can be successfully negotiated. The Corporation is also pursuing alternative financing arrangements to replace its existing line of credit with CVD Financial.

At July 31, 1995, the Corporation has $2.42 million borrowed under the CVD Financial line of credit and $0.4 million is outstanding under the term loan. The Corporation has reclassified the outstanding balance under the term loan of $0.4 million from long-term debt to short-term borrowings due to the default existing under the terms of the CVD Financial line of credit.

PDGR, a 59.5% owned subsidiary of the Corporation, maintained a $3.7 million line of credit with CVD Financial which was repaid on February 27 and 28, 1995 with a combination of proceeds generated by PDGR from the initial public offering of its common stock and borrowings under a line of credit as discussed below which replaced the $3.7 million CVD Financial line of credit.

PDGR entered into a $5.0 million Credit Agreement with Barnett Bank of Central Florida, N.A. (the "Barnett Bank Agreement") on February 8, 1995. The Barnett Bank Agreement was not funded until February 28, 1995 at which time PDGR used the borrowings generated thereby to repay the $3.7 million line of credit with CVD Financial. The Corporation provides a guarantee under the Barnett Bank Agreement.

As of June 2, 1995, PDGR was in default of certain covenants under the Barnett Bank Agreement. On June 14, 1995, PDGR entered into a forbearance agreement with Barnett Bank pursuant to which the revolving line of credit was terminated and the remaining principal balance currently outstanding under the Barnett Bank Agreement was to be paid down through a combination of funds provided under the agreement discussed below, collections on certain outstanding accounts receivable balances and stipulated principal payments. The forbearance agreement provided that the maturity date relative to the remaining outstanding principal balance was February 1, 1996.

PDGR also entered into a subcontract agreement to provide funding up to $5.0 million related to unbilled and future contract amounts for work performed under the EDI Program. The contractor also agreed, as part of the subcontract agreement, to the assumption of approximately $1.2 million of outstanding receivables under the EDI Program, previously held as collateral under the Barnett Bank Agreement. The Corporation provides a guarantee under the Barnett Bank Agreement.

On June 26, 1995, the $5.0 million subcontract agreement was terminated as a result of the contractor's inability to secure financing to fund the subcontract work. Accordingly, PDGR was unable to make the stipulated principal payments totaling $1.3 million under the forbearance agreement as of June 30, 1995. Additionally, PDGR was also in default of certain financial covenants under the Barnett Bank Agreement.

On August 8, 1995, PDGR entered into an amendment to the June 14, 1995 Barnett Bank forbearance agreement which provides that PDGR will convert the outstanding loan balance to a term loan which matures on February 1, 1996. Monthly payments will consist of a combination of collections on certain outstanding accounts receivable balances and stipulated principal payments. At July 31, 1995, the principal balance outstanding under the Barnett Bank Agreement, as amended, was approximately $1.9 million. Under the amendment to the forbearance agreement, PDGR was also granted a waiver of the financial covenants in the Barnett Bank Agreement.

On August 21, 1995, PDG Environmental Services, Inc., a wholly-owned subsidiary of PDGR, entered into a Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC (the "Sirrom Agreement"), to provide $4.0 million of funding relative to unbilled amounts under the EDI Program. The Sirrom Agreement, which expires on August 21, 1997, enables PDGR to fund prospective amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. Although PDGR will be advanced 100% of amounts billed, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs and a commitment fee of 2% of the total funding provided. PDGR also issued 100,000 warrants at an exercise price of $1.37 per share in conjunction with the execution of the Sirrom Agreement. The Corporation and PDGR are guarantors under the Sirrom Agreement.

The Corporation paid interest costs totaling approximately $683,000 and $547,000 during the six months ended July 31, 1995 and 1994, respectively.

NOTE 5 - COMPENSATION PLANS

The Corporation maintains a qualified incentive stock option plan (the "Plan") which provides for the grant of incentive options to purchase an aggregate of up to 400,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. Options to purchase 11,000 shares of the Corporation's common stock at an exercise price of $0.75 per share were granted under the Plan on May 23, 1995. The options vest one-third each year following the date of grant.

NOTE 6 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $91,000 at July 31, 1995. At July 31, 1995, there were 235,099 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, in exchange for the forfeiture of accrued but undeclared and unpaid dividends, the holders of the Corporation's Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, will grant to the holders of such common stock rights shares of the common stock of the Corporation. There were 840,214 common stock rights granted.

On May 23, 1995, the Board of Directors of the Corporation approved the issuance of one-third of the shares reserved for the holders of such common stock rights. During the quarter ended July 31, 1995, 280,071 common shares were issued to the holders of the common stock rights. At July 31, 1995, there were 560,143 common stock rights outstanding.

NOTE 7 - NET LOSS PER SHARE

The primary loss per common share for the three months ended July 31, 1995 is computed by adjusting the net loss for the preferred dividend requirement of $12,000 and dividing this amount by the weighted average number of shares of common stock outstanding for the three months. The effects of assuming the conversion of preferred stock or the exercise of stock options, stock warrants and common stock rights would be antidilutive for the three months ended July 31, 1995.

Primary earnings per share for the three months ended July 31, 1994 and the six months ended July 31, 1995 and 1994 are calculated by dividing the net income by the average common shares outstanding and dilutive common stock equivalents. Stock options and warrants have not been reflected as exercised for purposes of computing the primary loss per share for the three months ended July 31, 1994 and the six months ended July 31, 1995 and 1994 since the exercise of such options and warrants would be antidilutive.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

As discussed in further detail in Item 1. Legal Proceedings contained in Part II located elsewhere herein, the Corporation has been named as a defendant in a purported class action involving the purchase by all persons and entities of PDGR common stock from February 9, 1995 through May 23, 1995. The action alleges that defendants violated certain federal securities laws.

The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1995 AND 1994

On February 9, 1995, the Corporation sold approximately 40.5% of its common stock interest in its wholly-owned environmental services subsidiary, PDGR, in an initial public offering of PDGR's common stock. The Corporation recorded the sale effective as of February 1, 1995 and continues to consolidate its remaining 59.5% ownership interest.

The Corporation's contract revenues decreased by approximately 25% to $6.1 million during the three months ended July 31, 1995 compared to $8.1 million in the three months ended July 31, 1994. The Corporation's asbestos abatement segment experienced an increase in contract revenues in the current three months to $5.1 million compared to $4.5 million in the three months ended July 31, 1994. The increase in the asbestos abatement segment's revenues was more than offset by a significant reduction in the environmental remediation services segment's revenues, which consists entirely of PDGR's operations.
PDGR reported $1.0 million of contract revenues in the current three month period compared to $3.6 million of contract revenues in the same three month period of the prior fiscal year due to substantial changes in the EDI Program in late March 1995.

The EDI Program has historically represented a substantial portion of PDGR's business. Revenues at PDGR's Florida remediation service operation in the current three months have declined significantly from the three months ended July 31, 1994. In addition, PDGR's thermal treatment services plant has also been seriously affected by changes in the EDI Program as the resulting lack of petroleum contaminated soil available for treatment forced the plant to shut down for the majority of the current quarter, resulting in a substantial reduction in revenues. Revenues associated with PDGR's business outside of the EDI Program at its Pennsylvania remediation service operation also declined slightly during the current quarter due to the timing of certain contract activity.

The Corporation's gross margin decreased to $1.0 million in the second quarter of fiscal 1996 compared to $1.7 million in the second quarter of fiscal 1995. The Corporation's asbestos abatement segment experienced an increase in its reported gross margin in the current quarter to $0.8 million compared to $0.5 million in the same quarter of the prior fiscal year principally associated with the increased sales level and slightly higher margins on existing work. The favorable increase in gross margins experienced in the Corporation's asbestos abatement segment was more than offset by a substantial decrease in the gross margins within the environmental remediation segment which represents PDGR's operations, as reported gross margins decreased to $0.2 million in the current three months compared to $1.2 million in the prior year's three month period. The significant reduction in the PDGR gross margin results from the changes in the EDI Program which caused PDGR's Florida remediation service operation to experience a substantial reduction in gross margin as a result of reduced sales volume. However, the shut down of PDGR's thermal treatment services plant for the majority of the second quarter of fiscal 1996 was the principal explanation for the decline in reported gross margin since, in the Corporation's second quarter of fiscal 1995, it contributed a substantial amount toward PDGR's reported gross margin. PDGR's Pennsylvania remediation services operation also experienced a slight decline in reported gross margin when comparing the second quarter of fiscal 1996 and 1995 due to lower sales volume associated with the timing of contract activity and losses experienced on certain jobs.

Selling, general and administrative expenses decreased slightly to $1.36 million in the three months ended July 31, 1995 compared to $1.4 million in the three months ended July 31, 1994. Within the asbestos abatement segment, selling, general and administrative expenses decreased slightly to $0.26 million in the current three month period compared to $0.29 million in the same three month period of the prior fiscal year. Selling, general and administrative expenses within the environmental remediation services segment, which represents PDGR, increased slightly to $0.47 million in the current quarter compared to $0.46 million in the same quarter of the prior fiscal year. Although the thermal treatment services plant experienced a decline in selling, general and administrative expenses due to the temporary shut down of the facility and the related cost containment measures which were undertaken, the Florida and Pennsylvania remediation services operations experienced slightly higher selling, general and administrative expenses due to higher bidding activity in an effort to increase revenues.

The Corporation's selling, general and administrative expenses associated with its corporate office remained constant at $0.46 million during the three months ended July 31, 1995 and 1994. The Corporation also recognized approximately $0.18 million and $0.21 million of selling, general and administrative expenses associated with PDGR's corporate office in each of the respective three month periods.

As a result of the factors described above, the Corporation reported a loss from operations of $0.35 million in the current three month period compared to income from operations of $0.3 million for the same three months of the prior fiscal year.

The Corporation's reported interest expense remained constant at $0.3 million when comparing the three months ended July 31, 1995 and 1994. The Corporation's interest expense increased slightly to $0.12 million in the current three month period compared to $0.1 million in the same three month period of a year ago due to higher interest rates on outstanding indebtedness while PDGR's interest expense decreased slightly to $0.18 million versus $0.2 million when comparing the three month periods as a result of lower interest rates associated with its line of credit in the current three month period.

Interest income increased to $9,000 for the three months ended July 31, 1995 versus $2,000 for the three months ended July 31, 1994 due to higher invested cash balances.

During the three months ended July 31, 1995, the Corporation recorded an income tax benefit of approximately $76,000 to reverse its first quarter income tax provision. It is expected that the Corporation will have no taxable income in fiscal 1996. PDGR has not recorded any income tax provision for the three months ended July 31, 1995.

The Corporation recorded a 40.5% minority interest in the losses of PDGR of approximately $0.3 million for the quarter ended July 31, 1995. In the same quarter of the previous fiscal year, PDGR was a wholly-owned subsidiary of the Corporation.

SIX MONTHS ENDED JULY 31, 1995 AND 1994

The Corporation's contract revenues decreased to $11.5 million for the six months ended July 31, 1995 compared to $15.6 million for the six months ended July 31, 1994. The Corporation's asbestos abatement segment experienced a decline in revenues during the current six month period to $7.9 million versus $8.9 million in the same six month period of the prior fiscal year. The reduction in asbestos abatement revenues is principally due to lower sales volume during the first three months of the current six month period due to the postponement of certain projects. The environmental remediation services business segment's revenues, which represents PDGR, decreased to $3.6 million in the current six month period versus $6.7 million in the prior year six month period due to changes in the EDI Program which have resulted in a reduction in revenues generated by PDGR within the state of Florida. Additionally, these EDI program changes have indirectly affected PDGR's thermal treatment services plant which experienced significantly lower volume and sales prices during the first three months of fiscal 1996 and was shut down for the majority of the second quarter of fiscal 1996. PDGR's Pennsylvania remediation services operation also experienced a slight decline in revenues in the current six month period compared to the prior six month period related to the timing of certain contract activity.

The gross margin reported by the Corporation in the six months ended July 31, 1995 decreased to $2.1 million compared to $3.1 million for the six months ended July 31, 1994. Gross margins within the Corporation's asbestos abatement segment increased to $1.2 million in the current six months versus $1.0 million in the same six month period of the prior fiscal year due to overall improvement in margins realized on certain jobs. The Corporation's overall decrease in gross margin is entirely attributable to the gross margins experienced at PDGR which totaled $0.9 million and $2.1 million for the six months ended July 31, 1995 and 1994, respectively. PDGR's gross margins in the current six month period were principally affected by the reduced volume at the thermal treatment services plant in the first three months of fiscal 1996 and the shut down of the facility for the majority of the second quarter of fiscal 1996 which PDGR believes is indirectly attributable to uncertainty surrounding the EDI Program changes. PDGR's gross margins when comparing the two six month periods were also affected by the impact of the EDI Program changes on the Florida operations and slightly lower margins at PDGR's Pennsylvania remediation services operation as a result of lower volume associated with the timing of contract activity.

Selling, general and administrative expenses reported by the Corporation for the six months ended July 31, 1995 increased to $2.8 million versus $2.7 million in the same six month period of the prior fiscal year. Within the Corporation's asbestos abatement segment, selling, general and administrative expenses remained constant at $0.5 million when comparing the two six month periods of fiscal 1996 and fiscal 1995. The Corporation's environmental remediation segment, which represents PDGR's operations, reported an increase in selling, general and administrative expenses to $0.98 million in the current six months compared to $0.87 million in the prior year's six month period.

The current period increase is attributable to increased bidding activity at PDGR's Florida remediation service operation in an effort to replace revenues lost as a result of the EDI Program changes and increased bidding activity at PDGR's Pennsylvania remediation services operation. The Corporation's selling, general and administrative expenses associated with its corporate office totaled $1.3 million in each of the reported six month periods. Approximately $0.9 million of the selling, general and administrative expenses in the six month periods of fiscal 1996 and 1995 related to the corporate office of the Corporation. The corporate office of PDGR represented $0.35 million of selling, general and administrative expenses in the current six month period compared to $0.42 million in the six months ended July 31, 1994 due to cost reduction efforts.

The Corporation reported a loss from operations of $0.7 million in the six months ended July 31, 1995 as a result of the factors discussed above compared to income from operations of $0.3 million in the same six month period last year.

During the six months ended July 31, 1995, the Corporation reported a net gain of approximately $1.4 million from the initial public offering of common stock and warrants by PDGR since the basis of the Corporation's investment was lower than the proceeds realized from the initial public offering. As a result of the sale, the Corporation's ownership percentage in PDGR was reduced from 100% to 59.5% on an ongoing basis.

Interest expense increased to $0.63 million in the current six month period compared to $0.55 million in the six months ended July 31, 1994. The Corporation's interest expense for the six months ended July 31, 1995 increased to $0.26 million versus $0.18 million for the six months of the prior fiscal year as a result of higher interest rates on outstanding indebtedness, while PDGR's interest expense remained constant at $0.37 million in each of the six month periods.

Interest income totaled $25,000 for the current six month period versus $6,000 in the same six month period of the prior fiscal year due to higher invested cash balances. Approximately $11,000 of the Corporation's interest income related to PDGR's operations.

No income tax provision has been recorded for the six months ended July 31, 1995 due to the existence of unused net operating loss carryforwards compared to an income tax benefit of $16,000 in the six months ended July 31, 1994.

During the six months ended July 31, 1994, the Corporation's existing $2.5 million line of credit and an outstanding mortgage was sold to another lender for a purchase price of 70% of the aggregate outstanding principal balance. The new lender has afforded the Corporation forgiveness of indebtedness in the amount of $0.8 million in connection with the purchase of the loan from the previous lender. Accordingly, the Corporation has recognized an extraordinary gain of approximately $0.6 million associated with the extinguishment of debt, which includes a $0.1 million charge related to the issuance of warrants and a $0.1 million income tax provision.

The Corporation recorded a 40.5% minority interest in the losses of PDGR of $0.3 million for the six months ended July 31, 1995. In the same six months of the previous fiscal year, PDGR was a wholly-owned subsidiary of the Corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity increased during the six months ended July 31, 1995 as cash and short-term investments increased by $0.4 million to $1.1 million compared to a decrease in cash and short-term investments of $0.3 million in the six months ended July 31, 1994. As of July 31, 1995, the Corporation's cash and short-term investment balance included $0.8 million related to PDGR, in which the Corporation maintains a 59.5% ownership interest. Pursuant to the conditions of the Barnett Bank Agreement, PDGR is restricted from providing any funds to the Corporation other than under a management services agreement. The Corporation's cash flows pertaining to PDGR's operations in the six months ended July 31, 1994 were unrestricted.

The increase in cash flows during the current six month period is principally attributable to cash flows provided by financing activities of $0.4 million and cash provided by operating activities of $0.3 million. These cash inflows were partially offset by cash outflows associated with investing activities of $0.3 million.

Cash inflows associated with financing activities during the current six months included $3.6 million of proceeds from the initial public offering of PDGR stock, $1.4 million of which was received directly by the Corporation and $2.2 million of which was received by PDGR. PDGR also received $0.1 million related to the sale of warrants in connection with the initial public offering. Financing activities in the current quarter also included $3.7 million of proceeds from refinanced indebtedness related to PDGR, offset by $6.8 million of repayments on indebtedness primarily related to PDGR.

Cash inflows provided by operating activities of $0.3 million in the six months ended July 31, 1995 included $1.8 million of cash inflows related to PDGR, partially offset by $1.5 million of cash outflows related to the Corporation. These cash inflows included a $1.4 million reduction in accounts receivable, a $0.4 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of certain contract activity, a $0.2 million increase in accrued liabilities due to the timing of payments, $0.3 million as a result of net income generated during the period and $0.5 million of depreciation and amortization. The aforementioned cash inflows from operating activities were offset, in part, by a $1.0 million decrease in accounts payable due to payments, $0.1 million decrease in billings in excess of costs on uncompleted contracts related to the timing of contracts, and an adjustment of $1.4 million due to the gain on the sale of PDGR common stock.

The Corporation's investing activities of $0.3 million in the six months ended July 31, 1995 was attributable to the purchase of property, plant and equipment. Approximately $0.1 million of the property, plant and equipment purchased related to PDGR.

During the six months ended July 31, 1994, the $0.3 million decrease in the Corporation's liquidity resulted from cash used by operating activities of $2.0 million and cash used by investing activities of $0.2 million. These cash outflows were funded in part by cash provided by financing activities of $1.9 million.

The Corporation's cash outflows of $2.0 million to fund operating activities principally included a $1.5 million increase in accounts receivable and a $2.6 million increase in costs and estimated earnings in excess of billings on uncompleted contracts which related to the higher sales levels experienced in the six months ended July 31, 1994, and a $0.1 million decrease in both billings in excess of costs and estimated earnings on uncompleted contracts and deferred revenues related to the timing of revenue recognition. These cash outflows in operating activities were offset in part by an increase in accounts payable of $1.3 million and an increase in accrued liabilities of $0.7 million, both of these increases being related to the timing of certain payments.

During the six months ended July 31, 1994, cash outflows associated with investing activities of $0.2 million included $0.3 million related to the purchase of property, plant and equipment, offset in part by $0.1 million of proceeds realized from the sale of property, plant and equipment.

The Corporation's cash inflows related to financing activities included $2.9 million related to the refinancing of the Corporation's existing line of credit in March 1994 and the subsequent refinancing in June 1994. These cash inflows were offset by principal payments on debt of $1.0 million related to the Corporation's ongoing business activities and amounts which were required to be repaid under two sale/leaseback transactions in connection with the refinancing in March 1994.

At July 31, 1995, the Corporation's backlog associated with its asbestos abatement business totaled $5.6 million ($4.5 million on fixed fee contracts and $1.0 on time and materials or unit price contracts). PDGR's backlog is expected to result in revenues of approximately $2.5 million to $3.5 million during the remainder of fiscal 1996. As discussed below, PDGR's backlog has experienced a significant decline due to changes in the EDI Program which have significantly impacted PDGR's backlog on which it is able to perform work.

The Corporation maintains a line of credit with CVD Financial totaling $2.5 million which expired on July 31, 1995. The line of credit provides the Corporation with the ability to borrow up to 85% of eligible accounts receivable as defined and bears interest at a bank prime rate of interest plus 7%. At July 31, 1995, the Corporation had borrowings under this line of credit totaling $2.42 million. Since the Corporation is currently fully borrowed under its existing line of credit and is limited in the amount of funds which can be provided by PDGR, the Corporation's ability to meet its immediate and future liquidity requirements is heavily dependent upon the Corporation's ability to maintain profitability on an ongoing basis and to successfully refinance its line of credit.

Under the existing loan documents, the Corporation is currently in default on this line of credit which has also created a cross default under a term loan with CVD Financial. However, prior management and controlling ownership of CVD Financial made a commitment to extend the line of credit through mid-1996. Management and controlling ownership of CVD Financial has recently been changed. The Corporation and CVD Financial are currently negotiating a term sheet for a loan extension and the Corporation is hopeful that acceptable extension terms can be finalized. In the event the Corporation is unable to successfully negotiate a further extension on its line of credit totaling $2.5 million, its liquidity requirements will be seriously affected due to its inability to repay this indebtedness. There can be no assurance that an extension can be successfully negotiated. The Corporation's liquidity requirements will also be seriously affected during the remainder of fiscal 1996 if it is unable to achieve profitability and to meet cash flow projections. The Corporation is also pursuing alternative financing arrangements to replace its existing lines of credit with CVD Financial.

PDGR, in which the Corporation maintains a 59.5% ownership interest, maintained a $5.0 million Barnett Bank Agreement. The Corporation is a guarantor under this Barnett Bank Agreement. As of June 2, 1995, PDGR was in default of certain covenants under the Barnett Bank Agreement. On June 14, 1995, PDGR entered into a forbearance agreement with Barnett Bank pursuant to which the revolving line of credit was terminated and the remaining principal balance currently outstanding under the Barnett Bank Agreement was to be paid down through a combination of funds provided under the agreement discussed below, collections on certain outstanding accounts receivable balances and stipulated principal payments. The forbearance agreement provided that the maturity date relative to the remaining outstanding principal balance was February 1, 1996. PDGR reclassified the outstanding balance under the Barnett Bank Agreement from long-term to short-term indebtedness.

PDGR also entered into a subcontract agreement to provide funding up to $5.0 million related to unbilled and future contract amounts for work performed under the EDI Program. Additionally, the contractor agreed, as part of the subcontract agreement, to the assumption of approximately $1.2 million of outstanding receivables under the EDI Program, previously held as collateral under the Barnett Bank Agreement.

On June 26, 1995, the $5.0 million subcontract agreement was terminated as a result of the contractor's inability to secure financing to fund the subcontract work. Accordingly, PDGR was unable to make the stipulated principal payments totaling $1.3 million under the forbearance agreement as of June 30, 1995. Additionally, PDGR was also in default of certain financial covenants under the Barnett Bank Agreement.

On August 8, 1995, PDGR entered into an amendment to the June 14, 1995 Barnett Bank forbearance agreement which provides that PDGR will convert the outstanding loan balance to a term loan which matures on February 1, 1996. Monthly payments will consist of a combination of collections on certain outstanding accounts receivable balances and stipulated principal payments. Under the amendment to the forbearance agreement, PDGR was also granted a waiver of the financial covenants in the Barnett Bank Agreement.

On August 21, 1995, PDG Environmental Services, Inc., a wholly-owned subsidiary of PDGR, entered into the Sirrom Agreement which provides $4.0 million of funding relative to unbilled amounts under the EDI Program. The Sirrom Agreement, which expires on August 21, 1997, enables PDGR to fund prospective amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. Although PDGR will be advanced

100% of amounts billed, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. PDGR also issued 100,000 warrants at an exercise price of $1.37 per share in conjunction with the execution of the Sirrom Agreement. The Corporation and PDGR are guarantors under the Sirrom Agreement.

The Corporation will continue to monitor closely its short-term and long-term liquidity requirements on an ongoing basis and is prepared to implement any measures required to conserve cash to meet its needs and to satisfy its obligations.

PROSPECTIVE INFORMATION

The Corporation's current business consists principally of asbestos abatement contracting and a 59.5% ownership interest in PDGR, which is engaged in providing environmental remediation services. Given the limited growth potential which currently exists within the asbestos abatement business, the Corporation intends to actively pursue the further diversification of its business into related environmental areas to the extent it is successful in obtaining financing specifically to fund acquisitions.

The Corporation's reported financial results in future months are likely to be adversely effected to the extent of its 59.5% ownership interest in PDGR which it continues to consolidate for financial reporting purposes as a result of a significant change in its business as discussed below.

PDGR has historically performed a substantial amount of work under the EDI Program which provides for the remediation of contamination related to the storage of petroleum and petroleum products. The EDI Program has undergone modification during the six months ended July 31, 1995 as discussed in greater detail in Note 3 to the July 31, 1995 consolidated financial statements.

PDGR estimates that the changes in the EDI Program have had and will continue to have a material adverse effect on its operations since the number of sites in PDGR's backlog immediately eligible for continued reimbursement under the EDI Program has been significantly reduced. PDGR's thermal treatment facility has also experienced a significant decline in soil shipments which PDGR believes is indirectly related to EDI Program uncertainties as the entire market for the thermal treatment of contaminated soil has experienced a slowdown during the past three to four months. As a result of the uncertainties within the market for the thermal treatment of contaminated soil, PDGR's facility was shut down for the majority of the three months ended July 31, 1995. PDGR further estimates that its cash flow will be positively impacted in future quarters as those sites considered ineligible for continued remediation are able to be invoiced under the existing legislation.

These factors have resulted in immediate reductions in PDGR's revenues which have created, and will continue to create, operating losses. PDGR has taken steps to respond to these revenue reductions through prudent reductions in staff and other overhead costs and the reallocation of a portion of its Florida workforce to cover existing backlog at PDGR's Pennsylvania remediation services operation. PDGR is also actively pursuing environmental engineering and remediation contracts outside the EDI Program as well as high priority sites within the EDI Program. PDGR plans to implement further cost containment measures as may be required under the circumstances and to continue to diversify its efforts away from the EDI Program. In spite of these efforts, PDGR believes it will continue to report losses for the remainder of the fiscal year. The Corporation will likewise report a loss related to its 59.5% ownership interest in PDGR which is consolidated for financial reporting purposes.

Both the Corporation, with respect to its 59.5% ownership interest in PDGR, and PDGR are currently investigating all options in order to offset the adverse impact on revenues and earnings as a result of the EDI Program changes.

As discussed in further detail in Item 1. Legal Proceedings contained in Part II located elsewhere herein, the Corporation has been named as a defendant in a purported class action involving the purchase by all persons and entities of PDGR common stock from February 9, 1995 through May 23, 1995. The action alleges that defendants violated certain federal securities laws.

The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

                          PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 30, 1995, an action, captioned Klein v. PDG Remediation, Inc., et al., No. CIV-4954 (DAB), was filed in the United States District Court for the Southern District of New York asserting federal securities law claims against PDGR, its directors and certain of its officers, the registrant and the underwriters of PDGR's initial public offering. The Klein action is brought as a purported class action on behalf of the named plaintiff and all persons and entities who purchased PDGR's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff alleges that the defendants violated Sections 11 and/or 15 of the Securities Act of 1933, as amended, and Section 12(2) of the Securities Exchange Act of 1934, as amended, by issuing or participating in the issuance of the registration statement and prospectus which contained material misstatements or omissions, and that the purported class members purchased shares of PDGR's common stock in reliance on the allegedly false and misleading registration statement and prospectus. Specifically, plaintiff alleges that defendants knew or should have known that the Florida reimbursement program in which the registrant participates was operating at a deficit and was being revised to eliminate funding of remediation activities for lower priority sites. The plaintiff is seeking certification of the action as a class action and recision of the purchase of shares of PDGR's common stock by members of the purported class or statutory damages, as well as interest, attorneys' fees and other costs and expenses. The registrant and PDGR believe that the plaintiff's allegations are without merit or that there are meritorious defenses to the allegations, and intend to defend the action vigorously.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

PDGR, in which the registrant maintains a 59.5% ownership interest, was in default of certain covenants under a $5.0 million credit agreement with Barnett Bank of Central Florida, N.A. On August 8, 1995, PDGR entered into an amended and restated forbearance agreement with Barnett Bank as discussed in Note 4 to the consolidated financial statements contained in Part I located elsewhere herein.

The Corporation is currently in default under a line of credit and a term loan to CVD Financial as discussed in further detail in Note 4 to the consolidated financial statements contained in Part I located elsewhere herein.

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At July 31, 1995, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $91,000.

ITEM 5.  OTHER INFORMATION

On February 9, 1995, PDGR sold in an initial public offering 1,000,000 shares of common stock and 1,000,000 redeemable warrants at a price of $5.00 per share of common stock and $0.10 per redeemable warrant. The registrant sold 400,000 shares of common stock as part of the initial public offering and received net proceeds of approximately $1.4 million, which resulted in a net gain of approximately $1.4 million during the three months ended April 30, 1995. PDGR sold 600,000 newly issued common shares plus 1,000,000 redeemable warrants and received net proceeds of approximately $2.3 million.

The registrant currently owns approximately 59.5% of PDGR common stock and will continue to consolidate the accounts of PDGR as long as more than 50% of the common stock is owned.

The registrant's reported operations in future months are likely to be materially adversely effected to the extent of its 59.5% ownership interest in PDGR, which it continues to consolidate for financial purposes, as a result of a significant change in its business as discussed in Note 3 to the consolidated financial statements contained in Part I located elsewhere herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                                 EXHIBIT INDEX

                          EXHIBIT NO. AND DESCRIPTION

                                                                                          PAGES OF SEQUENTIAL
                                                                                           NUMBERING SYSTEM

4(a)     Amended and Restated Forbearance Agreement dated August 8, 1995 between
         Borrower and Guarantor and Barnett Bank of Central Florida, N.A. is incorporated by reference to Exhibit 4(a) of the PDG Remediation, Inc.
         Quarterly Report on Form 10-Q for the quarter ended July 31, 1995.

4(b)     Master Funding and Indemnification Agreement dated August 21, 1995 between PDG Environmental Services, Inc. and Sirrom Environmental Funding,
         LLC, is incorporated by reference to Exhibit 4(b) of the PDG Remediation, Inc.
         Quarterly Report on Form 10-Q for the quarter ended July 31,1995.

(b) The registrant did not file any current reports on Form 8-K during the three months ended July 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PDG ENVIRONMENTAL, INC.


                                       By  /s/ JOHN C. REGAN
                                           -------------------------
                                           John C. Regan
                                           Chairman and Chief
                                           Executive Officer





                                       By  /s/ ROSE M. CERCONE
                                           -------------------------
                                           Rose M. Cercone
                                           Chief Financial Officer
                                           and Controller





Date:  September 13, 1995