Form 10-Q
period 1995-10-31
PDG ENVIRONMENTAL INC
filed 1995-12-15
CIK 771485

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


 [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995 OR


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                             ____________ TO ____________


                       COMMISSION FILE NUMBER 0-13667



                           PDG ENVIRONMENTAL, INC.
           (Exact name of registrant as specified in its charter)



             DELAWARE                                   22-2677298
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


            300 OXFORD DRIVE,
        MONROEVILLE, PENNSYLVANIA                          15146
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


As of December 8, 1995, there were 5,908,868 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                    INDEX

PART I.  FINANCIAL INFORMATION                                                                                       PAGE


     Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


          (a)  Condensed Consolidated Balance Sheets as of October 31, 1995 (unaudited) and
               January 31, 1995                                                                                        3

          (b)  Consolidated Statements of Operations for the Three Months Ended October 31, 1995
               and 1994 (unaudited)                                                                                    4

          (c)  Consolidated Statements of Operations for the Nine Months Ended October 31, 1995
               and 1994 (unaudited)                                                                                    5

          (d)  Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 1995
               and 1994 (unaudited)                                                                                    6

          (e)  Notes to Consolidated Financial Statements (unaudited)                                                  7

     Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
               Operations                                                                                             11


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                       19

     Item 3.  Defaults Upon Senior Securities                                                                         19

     Item 4.  Submission of Matters to a Vote of Security Holders                                                     19

     Item 5.  Other Information                                                                                       19

     Item 6.  Exhibits and Reports on Form 8-K                                                                        20

     Signatures                                                                                                       21

                        PART I.  FINANCIAL INFORMATION
                   PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             OCTOBER 31,         JANUARY 31,
                                                                                1995                1995*
                                                                           --------------      --------------
                                                                            (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                            $      271,000      $      682,000
Cash held in escrow                                                               742,000             151,000
Cash collateral for loan                                                          523,000                   -
Accounts receivable - net                                                       7,469,000           9,883,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                         3,386,000           5,216,000
Inventory                                                                         269,000             284,000
Prepaid income taxes                                                               61,000                   -
Other current assets                                                              693,000             753,000
                                                                           --------------      --------------

TOTAL CURRENT ASSETS                                                           13,414,000          16,969,000

PROPERTY, PLANT AND EQUIPMENT                                                   7,268,000           6,918,000
Less:  accumulated depreciation                                                 4,109,000           3,484,000
                                                                           --------------      --------------
                                                                                3,159,000           3,434,000

OTHER ASSETS                                                                      237,000             293,000
                                                                           --------------      --------------

TOTAL ASSETS                                                               $   16,810,000      $   20,696,000
                                                                           ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                           $    3,127,000      $    3,989,000
Short-term borrowings                                                             679,000           3,520,000
Accrued liabilities                                                             1,648,000           1,234,000
Insurance company accrual                                                       1,284,000           1,284,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                        382,000             745,000
Deferred revenue                                                                  115,000              55,000
Accrued income taxes                                                                    -               3,000
Current portion of long-term debt                                                 768,000             863,000
                                                                           --------------      --------------

TOTAL CURRENT LIABILITIES                                                       8,003,000          11,693,000

LONG-TERM DEBT                                                                  3,734,000           5,394,000

MINORITY INTEREST                                                               1,673,000                   -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                         562,000             562,000
Common stock                                                                      114,000             109,000
Additional paid-in capital                                                      4,096,000           3,866,000
Deficit                                                                        (1,372,000)           (928,000)
                                                                           --------------      --------------

TOTAL STOCKHOLDERS' EQUITY                                                      3,400,000           3,609,000
                                                                           --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   16,810,000      $   20,696,000
                                                                           ==============      ==============

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                   PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (UNAUDITED)

                                                                                     FOR THE THREE MONTHS
                                                                                       ENDED OCTOBER 31,
                                                                               ---------------------------------
                                                                                   1995                1994
                                                                               ------------        -------------
CONTRACT REVENUES                                                              $  6,583,000        $   9,093,000
CONTRACT COSTS                                                                    5,663,000            7,193,000
                                                                               ------------        -------------

Gross margin                                                                        920,000            1,900,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      1,434,000            1,350,000
                                                                               ------------        -------------

Income (loss) from operations                                                      (514,000)             550,000

OTHER INCOME (EXPENSE):
  Interest expense                                                                 (275,000)            (369,000)
  Interest income                                                                     5,000                4,000
  Other income                                                                        2,000                9,000
                                                                               ------------        -------------
                                                                                   (268,000)            (356,000)
                                                                               ------------        -------------
Income (loss) before income taxes                                                  (782,000)             194,000

INCOME TAX PROVISION                                                                      -               16,000
                                                                               ------------        -------------

INCOME (LOSS) BEFORE MINORITY INTEREST IN LOSSES OF
   CONSOLIDATED SUBSIDIARY                                                         (782,000)             178,000

MINORITY INTEREST IN LOSSES OF CONSOLIDATED SUBSIDIARY                              198,000                    -
                                                                               ------------        -------------

NET INCOME (LOSS)                                                              $   (584,000)       $     178,000
                                                                               ============        =============

PREFERRED STOCK DIVIDEND REQUIREMENTS                                          $     12,000        $           -
                                                                               ============        =============

PER SHARE OF COMMON STOCK - PRIMARY                                            $     (0.10)        $        0.02
                                                                               ===========         =============

AVERAGE COMMON SHARES AND DILUTIVE COMMON
   EQUIVALENTS OUTSTANDING                                                        5,704,000            7,176,000
                                                                               ============        =============

See accompanying notes to consolidated financial statements.

                   PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED OPERATIONS
                                 (UNAUDITED)

                                                                                     FOR THE NINE MONTHS
                                                                                      ENDED OCTOBER 31,
                                                                             -----------------------------------
                                                                                  1995                  1994
                                                                             --------------        -------------
CONTRACT REVENUES                                                            $   18,129,000        $  24,663,000
CONTRACT COSTS                                                                   15,126,000           19,699,000
                                                                             --------------        -------------

Gross margin                                                                      3,003,000            4,964,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      4,258,000            4,088,000
                                                                             --------------        -------------

Income (loss) from operations                                                    (1,255,000)             876,000

OTHER INCOME (EXPENSE):
   Gain on sale of PDG Remediation, Inc. common stock                             1,354,000                    -
   Interest expense                                                                (908,000)            (916,000)
   Interest income                                                                   30,000               10,000
   Other income                                                                       9,000               28,000
                                                                             --------------        -------------
                                                                                    485,000             (878,000)
                                                                             --------------        -------------
Loss before income taxes, minority interest
   in losses of consolidated subsidiary and extraordinary item                     (770,000)              (2,000)

INCOME TAX PROVISION                                                                      -                    -
                                                                             --------------        -------------

LOSS BEFORE MINORITY INTEREST IN LOSSES
  OF CONSOLIDATED SUBSIDIARY AND EXTRAORDINARY ITEM                                (770,000)              (2,000)

MINORITY INTEREST IN LOSSES OF CONSOLIDATED
  SUBSIDIARY                                                                        501,000                    -

EXTRAORDINARY ITEM, NET OF TAX                                                            -              611,000
                                                                             --------------        -------------

NET INCOME (LOSS)                                                            $     (269,000)       $     609,000
                                                                             ==============        =============

PREFERRED STOCK DIVIDEND REQUIREMENTS                                        $       36,000        $           -
                                                                             ==============        =============

PER SHARE OF COMMON STOCK - PRIMARY:

   INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                   $        (0.06)       $           -
   EXTRAORDINARY ITEM                                                                     -                 0.08
                                                                             --------------        -------------

   NET INCOME (LOSS) PER COMMON SHARE                                        $        (0.06)       $        0.08
                                                                             ==============        =============

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUIVALENTS OUTSTANDING                                                           5,522,000            7,186,000
                                                                             ==============        =============

See accompanying notes to consolidated financial statements.

                   PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                    STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (UNAUDITED)

                                                                                     FOR THE NINE MONTHS
                                                                                       ENDED OCTOBER 31,
                                                                              ----------------------------------
                                                                                   1995                1994
                                                                              -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $    (269,000)       $     609,000

ADJUSTMENTS TO RECONCILE NET
  INCOME TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Depreciation and amortization                                                   843,000              884,000
    Minority interest                                                              (501,000)                   -
    Other                                                                           173,000              124,000
    Gain on sale of PDG Remediation, Inc. common stock                           (1,354,000)                   -
    Extraordinary item                                                                    -             (611,000)
                                                                              -------------        -------------
TOTAL CASH PROVIDED BY INCOME (LOSS)                                             (1,108,000)           1,006,000

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Cash held in escrow                                                            (591,000)             (28,000)
    Cash collateral for loan                                                       (523,000)                   -
    Accounts receivable                                                           2,273,000           (3,741,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                    1,830,000           (2,054,000)
    Inventory                                                                        15,000              (17,000)
    Prepaid income taxes                                                            (61,000)             (17,000)
    Other current assets                                                            (73,000)             (30,000)
    Accounts payable                                                               (906,000)             904,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                     (363,000)              73,000
    Deferred revenues                                                                60,000             (197,000)
    Accrued liabilities                                                             510,000              617,000
    Other                                                                           (23,000)            (267,000)
                                                                              -------------        -------------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                                       2,148,000           (4,757,000)
                                                                              -------------        -------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  1,040,000           (3,751,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                      (379,000)            (386,000)
    Proceeds from the sale of property, plant and equipment                           1,000              189,000
                                                                              -------------        -------------
NET CASH USED BY INVESTING ACTIVITIES                                              (378,000)            (197,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds on sale of PDG Remediation, Inc. common stock                        3,586,000                    -
    Proceeds on sale of warrants                                                    100,000                    -
    Proceeds from debt                                                            3,725,000            5,426,000
    Principal payments on debt                                                   (8,484,000)          (1,472,000)
                                                                              -------------        -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                 (1,073,000)           3,954,000
                                                                              -------------        -------------

Net Increase (Decrease) in Cash and Short-Term Investments                         (411,000)               6,000
Cash and Short-Term Investments, Beginning of Period                                682,000              516,000
                                                                              -------------        -------------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                $     271,000        $     522,000
                                                                              =============        =============

See accompanying notes to consolidated financial statements.

                   PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1995
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s wholly-owned subsidiaries and the accounts of PDG Remediation, Inc. ("PDGR"), in which PDG Environmental, Inc. maintains a 59.5% ownership interest subsequent to the initial public offering of PDGR's common stock and warrants as described in Note 3.

The accompanying financial statements of PDG Environmental, Inc. and subsidiaries (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended October 31, 1995 were of a normal, recurring nature. The amounts presented for the three and nine months ended October 31, 1995 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1995, as amended by Form 10-K/A No. 1 dated May 30, 1995, and should be read in conjunction with this quarterly report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation.

NOTE 2 - FEDERAL INCOME TAXES

No income taxes have been provided for the three and nine months ended October 31, 1995 due to a loss for financial reporting purposes.

Income taxes paid by the Corporation for the nine months ended October 31, 1995 and 1994 totaled approximately $75,000 and $17,000, respectively.

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

BUSINESS ACTIVITIES

The Corporation through its PDGR subsidiary has historically performed a substantial amount of work under a Florida state funded site rehabilitation program (the "EDI Program") which provides for the remediation of contaminated sites related to the storage of petroleum and petroleum products. The EDI Program has undergone substantial modification during PDGR's current fiscal year due to an imbalance between reimbursement application expenditures for work performed under the EDI Program and revenues generated for the EDI Program, as well as a concern that the majority of the site rehabilitation work was being conducted at sites that are not considered to be high priority in terms of the impact on drinking water supplies.

On March 8, 1995, Florida's Governor Lawton Chiles issued Executive Order 95-82 suspending processing of payment applications under the EDI Program and on March 16 the Senate passed a temporary bill establishing a protocol for continued work on sites based on their priority ranking and a pre-approval process for both the scope and the cost of work for petroleum clean up program tasks.

It was anticipated that the Florida legislature would pass final legislation to amend the EDI Program prior to adjournment in May 1995; however, on May 11, 1995, the legislature adjourned for the year without acting on proposed changes to the EDI program or the Inland Protection Trust Fund. As a result of the legislative inaction, PDGR has continued to work under the legislation passed on March 27, 1995.

On July 26, 1995, the Florida Department of Environmental Protection ("FDEP") issued guidance to contractors operating under the EDI Program for requesting pre-approval from the FDEP prior to commencing work on eligible sites. A supplement was issued to this guidance on October 11, 1995 which contains maximum allowable charges for contractors to employ in the pre-approval process.

The change in the legislation surrounding the EDI Program has had a material adverse effect on PDGR's operations during the second and third quarters of fiscal 1996 since the number of sites in PDGR's backlog immediately eligible for continued reimbursement were significantly reduced. Further, PDGR's thermal treatment services plant has experienced a significant decline in soil shipments which PDGR believes is indirectly related to EDI Program changes which has created a slowdown in the entire market for the thermal treatment of petroleum contaminated soil and intense competitive price pressures. As a result of the aforementioned changes in the market for the thermal treatment of petroleum contaminated soil, PDGR's plant remained idle for the majority of the second quarter and the plant has experienced a significant reduction in volume and price when comparing the nine months ended October 31, 1995 and 1994.

Additionally, the EDI Program changes and the indirect impact of these changes on PDGR's thermal treatment services plant has resulted in substantial reductions in PDGR's contract revenues resulting in operating losses in current three and nine months ended October 31, 1995. The Corporation expects these contract revenue reductions and operating losses to continue into the fourth quarter of this fiscal year.

PDGR has responded to the short-term impact of these revenue reductions through prudent reductions in staff and other overhead costs, the reallocation of a portion of its workforce to cover existing backlog at PDGR's Pennsylvania remediation service operation and an intense marketing effort focused on obtaining remediation service contracts for high priority sites eligible for reimbursement under the current EDI Program and for remediation service contracts outside the EDI Program.

During the past few months, PDGR has increased its backlog of high priority sites eligible for participation in the EDI Program, which when combined with the implementation of pre-approval procedures by the FDEP, should result in an increase in utilization at PDGR's Florida remediation services operation and a corresponding increase in contract revenues in fiscal 1997. PDGR further anticipates that the recently issued guidelines on maximum allowable charges as part of the pre-approval process will result in lower margins recognized by PDGR; however, PDGR believes that profitable operating margins are possible provided the volume of work increases accordingly.

GEOLOGIC RECOVERY SYSTEMS

Due to the change in the market for the thermal treatment of soil and the significant operating losses incurred by PDGR's facility during the nine months ended October 31, 1995, PDGR is currently in the process of evaluating the long-term prospects for its thermal treatment services plant. At October 31, 1995, the thermal treatment services operation of the Corporation's thermal treatment services plant had assets of $2.9 million and liabilities of $2.0 million.

The Corporation will also suffer a material adverse effect on its reported financial results to the extent of its 59.5% ownership interest in PDGR due to the changes described above.

NOTE 4 - LINES OF CREDIT

The Corporation maintained certain lines of credit with CVD Financial Corporation ("CVD Financial") which provided $3.6 million of combined availability at January 31, 1995. On February 27, 1995, the Corporation repaid $1.1 million to CVD Financial with proceeds generated from the sale of its 40.5% interest in PDGR and the existing line of credit was reduced to $2.5 million. On March 31, 1995, the expiration dated associated with the CVD Financial line of credit was extended to July 1, 1995.

On October 31, 1995, the Corporation entered into an Amended and Restated Loan Agreement with CVD Financial wherein the maximum borrowings under this line of credit was set at $2,419,994. The interest rate under this line of credit was reduced from prime plus 7% to prime plus 3% and all amounts borrowed under this line of credit are due and payable on December 31, 1996. A term loan for $559,991 was also provided as part of the Loan Agreement, with interest at the prime rate of interest plus 3%. The Term Loan requires monthly principal payments of $13,533 plus interest. Prior to the October 31, 1995 refinancing CVD Financial held warrants to purchase 752,500 shares of the Corporation's common stock at prices ranging from $0.75 to $1.25 per share. As part of the new Loan Agreement, CVD Financial continues to hold the warrants.

As part of the aforementioned Loan Agreement, CVD Financial was granted the right to convert any portion of the outstanding balances of the line of credit and the term loan, any time after January 31, 1996, into common stock of the Corporation. The Conversion Price is the lesser of the market price, as defined, of the Corporation's common stock on January 31, 1996 or the market price on the date of the Conversion Notice, except that the conversion price, in neither case, shall not be less than $0.65 per share. In the event that the Corporation repays the line of credit and term loan prior to January 31, 1996, the Corporation has the option of repurchasing the unexercised portion of the aforementioned warrants for $100,000.

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

On August 8, 1995, PDGR entered into an amendment to the June 14, 1995 Barnett Bank forbearance agreement which provided that PDGR convert the outstanding loan balance to a term loan which matures on February 1, 1996. Monthly payments consist of a combination of collections on certain outstanding accounts receivable balances and stipulated principal payments. At October 31, 1995, the principal balance outstanding under the Barnett Bank Agreement, as amended, was approximately $0.68 million. Under the amendment to the forbearance agreement, PDGR was granted a waiver of the financial covenants in the Barnett Bank Agreement. PDGR was also required to make a principal payment of $325,000 under the Amended and Restated Forbearance Agreement on August 25, 1995. At October 31, 1995, the principal balance outstanding under the Barnett Bank Agreement, as amended, was approximately $0.68 million. The $0.5 million cash collateral reflected on the October 31, 1995 balance sheet was used to pay the Barnett Bank loan on November 1, 1995. As of November 30, 1995, the outstanding balance under the Barnett Bank Agreement was approximately $0.13 million.

On January 27, 1995, PDG Environmental Services, Inc. ("PDGES"), a wholly-owned subsidiary of PDGR, entered into a Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC, (the " Sirrom Agreement") to provide $0.75 million of funding in connection with clean-up activities under the EDI Program. The Sirrom Agreement expires on January 27, 1997 and enables PDGR to fund the amounts which PDGR bills under the EDI Program at the prime rate of interest, as defined, plus 2%. PDGR is advanced 100% of amounts billed and is required to deposit 10% into an escrow account to cover potential disallowances. The Corporation and PDGR are guarantors on the Sirrom Agreement. As of October 31, 1995, PDGR was advanced approximately $0.74 million under the Sirrom Agreement.

On August 21, 1995, PDG Environmental Services, Inc., a wholly-owned subsidiary of PDGR, entered into a Second Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC (the "Second Sirrom Agreement"), to provide $4.0 million of funding relative to unbilled amounts under the EDI Program. The Second Sirrom Agreement, which expires on August 21, 1997, enables PDGR to fund prospective amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. Although PDGR will be advanced 100% of amounts billed, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs and a commitment fee of 2% of the total funding provided. PDGR also issued a warrant to purchase 100,000 shares of PDGR's common stock to Sirrom Environmental Funding, LLC at an exercise price of $1.37 per share in conjunction with the execution of the Sirrom Agreement. The Corporation and PDGR are guarantors under the Sirrom Agreement. As of October 31, 1995, PDGR was advanced approximately $1.1 million under the Sirrom Agreement.

The Corporation paid interest costs totaling approximately $875,000 and $846,000 during the nine months ended October 31, 1995 and 1994, respectively.

NOTE 5 - LONG TERM DEBT

PDGR is currently delinquent on one monthly installment ($55,000) on sale/leaseback equipment financing.

NOTE 6 - COMPENSATION PLANS

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

NOTE 7 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $103,000 at October 31, 1995. At October 31, 1995, there were 235,099 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

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

On May 23, 1995, the Board of Directors of the Corporation approved the issuance of one-third of the shares reserved for the holders of such common stock rights. During the quarter ended July 31, 1995, 280,071 common shares were issued to the holders of the common stock rights. At October 31, 1995, there were 560,143 common stock rights outstanding.

NOTE 8 - NET LOSS PER SHARE

The primary loss per common share for the three and nine months ended October 31, 1995 are computed by adjusting the net loss for the preferred dividend requirement of $12,000 and $36,000, respectively, and dividing this amount by the weighted average number of shares of common stock outstanding during the respective period. The effects of assuming the conversion of preferred stock or the exercise of stock options, stock warrants and common stock rights would be antidilutive for the three and nine months ended October 31, 1995.

Primary earnings per share for the three and nine months ended October 31, 1994 are calculated by dividing the net income by the average common shares outstanding and dilutive common stock equivalents. The effects of assuming the exercise of stock options and warrants would be antidilutive for the three and nine months ended October 31, 1994.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1995 AND 1994

On February 9, 1995, the Corporation sold approximately 40.5% of its common stock interest in its wholly-owned environmental services subsidiary, PDGR, in an initial public offering of PDGR's common stock. The Corporation recorded the sale effective as of February 1, 1995 and continues to consolidate its remaining 59.5% ownership interest.

The Corporation's contract revenues decreased by approximately 28% to $6.6 million during the three months ended October 31, 1995 compared to $9.1 million in the three months ended October 31, 1994. The Corporation's asbestos abatement segment revenues were $5.3 million in the three month period ending October 31, 1995 and 1994. The Corporation's total revenues were impacted by a significant reduction in the environmental remediation services segment's revenues, which consists entirely of PDGR's operations. PDGR reported $1.3 million of contract revenues in the current three month period compared to $3.8 million of contract revenues in the same three month period of the prior fiscal year due to substantial changes in the EDI Program in late March 1995.

In the current three month period, PDGR's remediation service operation in Florida experienced a 75% decline in contract revenues compared to the same three month period of the prior fiscal year due to EDI Program changes which have significantly reduced PDGR's available backlog of sites upon which it is able to continue to perform work. Further, PDGR's thermal treatment services plant has experienced a 73% reduction in revenues when comparing the three months ended October 31, 1995 and 1994 principally due to the uncertainties created by the EDI Program changes which has significantly reduced the petroleum contaminated soil market available for treatment within the state of Florida. The contract revenues associated with the PDGR's business outside of the EDI Program at its Pennsylvania remediation service operation increased by 38% during the current quarter compared to the same quarter of a year ago as a result of additional contract activity.

The Corporation's gross margin decreased to $0.9 million in the third quarter of fiscal 1996 compared to $1.9 million in the third quarter of fiscal 1995. The Corporation's asbestos abatement segment remained constant at $0.6 million when comparing the three months ended October 31, 1995 and 1994. The environmental remediation segment which represents PDGR's operations reported gross margins decreased to $0.3 million in the current three months compared to $1.3 million in the prior year's three month period. The significant decline in the Corporation's gross margin results from reduced volume at its thermal treatment services plant, which remained idle during the month of August 1995 and operated at historically reduced levels in September 1995 and October 1995, and therefore contributed a negative gross margin in the current three months compared to a gross margin contribution in excess of 40% in the same three month period of the prior fiscal year. PDGR's Florida remediation service operation also experienced a significant decline in gross margin during the current quarter due to the EDI Program changes which have reduced the available backlog of work and resulted in a corresponding decline in sales volume.
PDGR's Pennsylvania remediation service operation experienced an increase in gross margin associated with the increased sales levels in the current three months and improved performance on certain jobs.

Selling, general and administrative expenses increased slightly to $1.43 million in the three months ended October 31, 1995 compared to $1.35 million in the three months ended October 31, 1994. Within the asbestos abatement segment, selling, general and administrative expenses increased slightly to $0.26 million in the current three month period compared to $0.25 million in the same three month period of the prior fiscal year. Selling, general and administrative expenses within the environmental remediation services segment, which represents PDGR, remained unchanged at $0.5 million during the third fiscal quarter as compared with the prior year's third fiscal quarter.

The Corporation's selling, general and administrative expenses associated with its corporate office increased to $0.58 million during the three months ended October 31, 1995 from $0.39 million for the three months ended

October 31, 1994 due to the write off of costs associated with a contemplated acquisition and deferred financing costs. The Corporation also recognized approximately $0.16 million and $0.21 million of selling, general and administrative expenses associated with PDGR's corporate office in each of the respective three month periods.

As a result of the factors described above, the Corporation reported a loss from operations of $0.51 million in the current three month period compared to income from operations of $0.55 million for the same three months of the prior fiscal year.

The Corporation's reported interest expense decreased to $0.28 million for the current fiscal quarter from $0.37 million for the prior year fiscal quarter. The Corporation's interest expense remained unchanged at $0.12 million in the current three month period as compared to the same three month period of a year ago while PDGR's interest expense decreased to $0.16 million versus $0.25 million when comparing the three month periods as a result of a significant reduction in outstanding indebtedness combined with lower interest rates in the current three month period.

Interest income increased to $5,000 for the three months ended October 31, 1995 versus $4,000 for the three months ended October 31, 1994 due to higher invested cash balances.

The Corporation reported a loss for financial reporting purposes during the three months ended October 31, 1995, therefore, no income taxes have been provided during the period.

During the three months ended October 31, 1994, the Corporation recorded an income tax expense of approximately $16,000 to reverse its second quarter income tax benefit. It is expected that the Corporation will have no taxable income in fiscal 1996. PDGR has not recorded any income tax provision for the three months ended October 31, 1995.

The Corporation recorded a 40.5% minority interest in the losses of PDGR of approximately $0.2 million for the quarter ended October 31, 1995. In the same quarter of the previous fiscal year, PDGR was a wholly-owned subsidiary of the Corporation.

NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994

The Corporation's contract revenues decreased to $18.1 million for the nine months ended October 31, 1995 compared to $24.7 million for the nine months ended October 31, 1994. The Corporation's asbestos abatement segment experienced a decline in revenues during the current nine month period to $13.3 million versus $14.2 million in the same nine month period of the prior fiscal year. The reduction in asbestos abatement revenues is principally due to lower sales volume during the first three months of the current nine month period due to the postponement of certain projects. The environmental remediation services business segment's revenues, which represents PDGR, decreased to $4.9 million in the current nine month period versus $10.5 million in the prior year nine month period. The substantial decrease in revenues in the current nine month period principally results from the previously described EDI Program changes which resulted in a 35% reduction in contract revenues reported at PDGR's Florida remediation services operation as a result of the EDI Program changes which substantially decreased PDGR's available backlog of sites upon which it is permitted to perform work. In addition, PDGR's thermal treatment services plant has experienced a significant reduction in volume in the current nine month period. PDGR believes that this reduction in volume is indirectly related to the EDI Program changes which has created uncertainty in the entire thermal treatment market. Through the nine months ended October 31, 1995, PDGR's thermal treatment services plant's volume is approximately 68% lower than the corresponding nine month period of the prior fiscal year. In particular, PDGR's thermal treatment services plant was idle for the majority of the second quarter of the current fiscal year. PDGR's Pennsylvania remediation service operation experienced a slight decline in revenue when comparing the two nine month periods due to the timing of certain contract activity.

The gross margin reported by the Corporation in the nine months ended October 31, 1995 decreased to $3.0 million compared to $5.0 million for the nine months ended October 31, 1994. Gross margins within the Corporation's asbestos abatement segment increased to $1.7 million in the current nine months versus $1.5 million in the same nine month period of the prior fiscal year due to overall improvement in margins realized on certain jobs. The Corporation's overall decrease in gross margin is entirely attributable to the gross margins experienced at PDGR which totaled $1.3 million and $3.4 million for the nine months ended October 31, 1995 and 1994, respectively. A significant reduction in volume and price at PDGR's thermal treatment services plant during the nine months ended October 31, 1995 is the principal reason for the lower gross margin experienced in the current nine month period. PDGR's thermal treatment services plant was idle for the majority of the second quarter of the current fiscal year and the volume of soil processed at the plant is 68% lower than the comparable nine month period of the prior fiscal year which PDGR feels is indirectly attributable to the EDI Program changes and the corresponding impact of these changes on the thermal treatment market in the state of Florida. PDGR's Florida remediation services operation also experienced an overall lower gross margin in the nine months ended October 31, 1995 due to the reduction in contract revenues associated with the EDI Program changes. When comparing the Florida remediation services operation's gross margin as a percentage of contract revenues for the two nine month periods, this operation actually experienced a higher gross margin percentage in the current nine month period compared to the prior year's nine month period. PDGR's gross margin experienced at its Pennsylvania remediation service operation decreased slightly in the nine months ended October 31, 1995 compared to October 31, 1994 due to slightly lower volume and the timing of contract activity.

Selling, general and administrative expenses reported by the Corporation for the nine months ended October 31, 1995 increased to $4.3 million versus $4.1 million in the same nine month period of the prior fiscal year. Within the Corporation's asbestos abatement segment, selling, general and administrative expenses remained constant at $0.8 million when comparing the two nine month periods of fiscal 1996 and fiscal 1995. The Corporation's environmental remediation segment, which represents PDGR's operations, reported an increase in selling, general and administrative expenses to $1.48 million in the current nine months compared to $1.37 million in the prior year's nine month period.

The current period increase is attributable to increased bidding activity at PDGR's Florida remediation service operation in an effort to replace revenues lost as a result of the EDI Program changes and increased bidding activity at PDGR's Pennsylvania remediation services operation. The Corporation's selling, general and administrative expenses associated with its corporate office totaled $1.9 million in each of the reported nine month periods. Approximately $1.45 million and $1.3 million of the selling, general and administrative expenses in the nine month periods of fiscal 1996 and 1995, respectively, related to the asbestos abatement corporate office of the Corporation. The increase was attributable to the aforementioned write off of costs associated with a contemplated acquisition and deferred financing costs. The corporate office of PDGR represented $0.5 million of selling, general and administrative expenses in the current nine month period compared to $0.6 million in the nine months ended October 31, 1995 due to cost reduction efforts.

The Corporation reported a loss from operations of $1.3 million in the nine months ended October 31, 1995 as a result of the factors discussed above compared to income from operations of $0.9 million in the same nine month period last year.

During the nine months ended October 31, 1995, the Corporation reported a net gain of approximately $1.4 million from the initial public offering of common stock and warrants by PDGR since the basis of the Corporation's investment was lower than the proceeds realized from the initial public offering. As a result of the sale, the Corporation's ownership percentage in PDGR was reduced from 100% to 59.5% on an ongoing basis.

Interest expense decreased to $0.91 million in the current nine month period compared to $0.92 million in the nine months ended October 31, 1994. The Corporation's interest expense for the nine months ended October 31, 1995 increased to $0.38 million versus $0.24 million for the nine months of the prior fiscal year as a result of higher interest rates on outstanding indebtedness, while PDGR's interest expense decreased to $0.53 million rom $0.62 million due to a combination of lower interest rates on a significantly reduced level of borrowing.

Interest income totaled $30,000 for the current nine month period versus $10,000 in the same nine month period of the prior fiscal year due to higher invested cash balances. Approximately $12,000 of the Corporation's interest income related to PDGR's operations.

The Corporation reported a loss for financial reporting purposes during the nine months ended October 31, 1995 and 1994, therefore, no income taxes have been provided.

During the nine months ended October 31, 1994, the Corporation's existing $2.5 million line of credit and an outstanding mortgage was sold to another lender for a purchase price of 70% of the aggregate outstanding principal balance.
The new lender afforded the Corporation forgiveness of indebtedness in the amount of $0.8 million in connection with the purchase of the loan from the previous lender. Accordingly, the Corporation recognized an extraordinary gain of approximately $0.6 million associated with the extinguishment of debt, which includes a $0.1 million charge related to the issuance of warrants and a $0.1 million income tax provision.

The Corporation recorded a 40.5% minority interest in the losses of PDGR of $0.5 million for the nine months ended October 31, 1995. In the same six months of the previous fiscal year, PDGR was a wholly-owned subsidiary of the Corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity decreased during the nine months ended October 31, 1995 as cash and short-term investments decreased by $0.4 million to $0.3 million compared to no change in cash and short-term investments in the nine months ended October 31, 1994. As of October 31, 1995, the Corporation's cash and short-term investment balance included $0.16 million related to PDGR, in which the Corporation maintains a 59.5% ownership interest. Pursuant to the conditions of the Barnett Bank Agreement, PDGR is restricted from providing any funds to the Corporation other than under a management services agreement. The Corporation's cash flows pertaining to PDGR's operations in the nine months ended July 31, 1994 were unrestricted.

The decrease in cash during the current nine month period is principally attributable to cash outflows associated with investing activities of $0.4 million and financing activities of $1.0 million. These cash outflows were offset by cash flows provided by operating activities of $1.0 million.

Cash inflows provided by operating activities of $1.0 million in the nine months ended October 31, 1995 included $2.1 million of cash inflows related to PDGR, offset by $1.1 million of cash outflows related to the Corporation.
These cash inflows included a $2.3 million reduction in accounts receivable, a $1.8 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of certain contract activity, a $0.5 million increase in accrued liabilities due to the timing of payments, and $0.8 million of depreciation and amortization. The aforementioned cash inflows from operating activities were offset by a $1.1 million increase in cash held in escrow and cash held as collateral on a loan to PDGR due to cash generated from funding receivables and collections on accounts receivable, $0.9 million decrease in accounts payable due to payments, $0.4 million decrease in billings in excess of costs on uncompleted contracts related to the timing of contracts, an adjustment of $1.4 million due to the gain on the sale of PDGR common stock and $0.3 million as a result of the net loss generated in the period.

Cash inflows associated with financing activities during the current nine months included $3.6 million of proceeds from the initial public offering of PDGR stock, $1.4 million of which was received directly by the Corporation and $2.2 million of which was received by PDGR. PDGR also received $0.1 million related to the sale of warrants in connection with the initial public offering. Financing activities also included $3.7 million of proceeds from refinanced indebtedness related to PDGR, offset by $8.5 million of repayments on indebtedness primarily related to PDGR. As discussed in Note 4, on October 31, 1995 the Corporation entered into an Amended and Restated Loan Agreement with CVD Financial relating to the lines of credit and term loan provided by CVD Financial.

The Corporation's investing activities of $0.4 million in the nine months ended October 31, 1995 was attributable to the purchase of property, plant and equipment. Approximately $0.1 million of the property, plant and equipment purchased related to PDGR.

During the nine months ended October 31, 1994, the Corporation's liquidity remained unchanged. Cash used by operating activities of $3.8 million and cash used by investing activities of $0.2 million were offset by cash provided by financing activities of $4.0 million.

The Corporation's cash outflows of $3.8 million to fund operating activities principally included a $3.7 million increase in accounts receivable and a $2.1 million increase in costs and estimated earnings in excess of billings on uncompleted contracts which related to the higher sales levels experienced in the nine months ended October

31, 1994, and a $0.2 million decrease in deferred revenues related to the timing of revenue recognition. These cash outflows in operating activities were offset in part by an increase in accounts payable of $0.9 million and an increase in accrued liabilities of $0.6 million, both of these increases being related to the timing of certain payments.

During the nine months ended October 31, 1994, cash outflows associated with investing activities of $0.2 million included $0.4 million related to the purchase of property, plant and equipment, offset in part by $0.2 million of proceeds realized from the sale of property, plant and equipment.

The Corporation's cash inflows related to financing activities included $5.4 million related to the refinancing of the Corporation's existing line of credit in March 1994 and the subsequent refinancing in June 1994 and borrowings on its lines of credit. These cash inflows were offset by principal payments on debt of $1.5 million related to the Corporation's ongoing business activities and amounts which were required to be repaid under two sale/leaseback transactions in connection with the refinancing in March 1994.

At October 31, 1995, the Corporation's backlog associated with its asbestos abatement business totaled $5.4 million ($3.3 million on fixed fee contracts and $2.1 on time and materials or unit price contracts). PDGR's backlog is expected to result in revenues of approximately $1.2 million to $1.6 million during the remainder of fiscal 1996. As discussed below, PDGR's backlog has experienced a significant decline due to changes in the EDI Program which have significantly impacted PDGR's backlog on which it is able to perform work. PDGR has replaced some of this backlog in the fourth quarter of fiscal 1996 with high priority sites eligible for participation in the EDI Program and projects in the private municipal and federal markets.

The Corporation maintained certain lines of credit with CVD Financial Corporation ("CVD Financial") which provided $3.6 million of combined availability at January 31, 1995. On February 27, 1995, the Corporation repaid $1.1 million to CVD Financial with proceeds generated from the sale of its 40.5% interest in PDGR and the existing line of credit was reduced to $2.5 million. On March 31, 1995, the expiration date associated with the CVD Financial line of credit was extended to July 1, 1995.

On October 31, 1995, the Corporation entered into an Amended and Restated Loan Agreement with CVD Financial wherein the maximum borrowings under this line of credit was set at $2,419,994. The interest rate under this line of credit was reduced from prime plus 7% to prime plus 3% and all amounts borrowed under this line of credit are due and payable on December 31, 1996. A term loan for $559,991 was also provided as part of the Loan Agreement, with interest at the prime rate of interest plus 3%. The Term Loan requires monthly principal payments of $13,533 plus interest.

As part of the aforementioned Loan Agreement, CVD Financial was granted the right to convert any portion of the outstanding balances of the line of credit and the term loan, any time after January 31, 1996, into common stock of the Corporation. The Conversion Price is the lesser of the market price, as defined, of the Corporation's common stock on January 31, 1996 or the market price on the date of the Conversion Notice, except that the conversion price, in neither case, shall not be less than $0.65 per share.

Since the Corporation is fully borrowed under its existing line of credit and is limited in the amount of funds which can be provided by PDGR, the Corporation's ability to meet its immediate and future liquidity requirements is dependent upon the Corporation's ability to maintain profitability on an ongoing basis.

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

On August 8, 1995, PDGR entered into an amendment to the June 14, 1995 Barnett Bank forbearance agreement which provides that PDGR will convert the outstanding loan balance to a term loan which matures on February 1, 1996. Monthly payments under the amended forbearance agreement consist of a combination of collections on certain outstanding accounts receivable balances and stipulated principal payments. Under the amendment to the forbearance agreement, PDGR was also granted a waiver of the financial covenants in the Barnett Bank Agreement. As of November 30, 1995, the outstanding balance under the Barnett Bank Agreement has been reduced to $0.13 million. PDGR anticipates that the remaining balance will be repaid by January 31, 1996.

On January 27, 1995, PDG Environmental Services, Inc. ("PDGES"), a wholly-owned subsidiary of PDGR, entered into the Sirrom Agreement which provides $0.75 million of funding in connection with clean-up activities under the EDI Program. The Sirrom Agreement expires on January 27, 1997 and enables the Corporation to fund the amounts which the Corporation bills under the EDI Program at the prime rate of interest, as defined, plus 2%. The Corporation is advanced 100% of amounts billed, plus is required to deposit 10% into an escrow account to cover potential disallowances. The Corporation and PDGE are guarantors on the Sirrom Agreement. As of October 31, 1995, the Corporation was advanced approximately $0.74 million under the Sirrom Agreement.

On August 21, 1995, PDGES entered into the Second Sirrom Agreement which provides $4.0 million of funding relative to unbilled amounts under the EDI Program. The Second Sirrom Agreement, which expires on August 21, 1997, enables PDGR to fund prospective amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. Although PDGR will be advanced 100% of amounts billed, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. PDGR also issued a warrant to purchase 100,000 shares of PDGR's common stock at an exercise price of $1.37 per share in conjunction with the execution of the Sirrom Agreement. The Corporation and PDGR are guarantors under the Second Sirrom Agreement. As of October 31, 1995, PDGR had been advanced $1.1 million under the Second Sirrom Agreement.

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

During the nine months ended October 31, 1995, PDGR has experienced a significant change in its business due to modifications in the EDI Program in Florida. A substantial amount of PDGR's historical revenues have been generated by work performed under the EDI Program. The changes in the EDI Program, which are discussed in greater detail in Note 1, to the October 31, 1995 consolidated financial statements, has had a material adverse effect on PDGR's operations since the number of sites in PDGR's backlog immediately eligible for continued reimbursement under the EDI Program was significantly reduced in the second and third quarters of fiscal 1996. PDGR's thermal treatment services plant has also experienced a significant decline in soil shipments which PDGR believes is indirectly related to EDI Program changes which has created a slowdown in the entire market for the thermal treatment of petroleum contaminated soil and competitive price pressures. As a result of the aforementioned changes in the market for the thermal treatment of petroleum contaminated soil, PDGR's plant remained idle for the majority of the second quarter and the plant has experienced a significant reduction in volume and price when comparing the nine months ended October 31, 1995 and 1994.

The aforementioned factors have resulted in substantial reductions in PDGR's contract revenues resulting in operating losses in the current three and nine months ended October 31, 1995. PDGR expects these contract revenue reductions and operating losses to continue into the fourth quarter of fiscal 1996.

PDGR has responded to the short-term impact of these revenue reductions through prudent reductions in staff and other overhead costs, the reallocation of a portion of its workforce to cover existing backlog at the Corporation's Pennsylvania remediation service operation, and an intense marketing effort focused on obtaining remediation service contracts for high priority sites eligible for reimbursement under the current EDI Program and for remediation service contracts outside the EDI Program.

During the past few months, PDGR has increased its backlog of private work and of high priority sites eligible for participation in the EDI Program, which when combined with the implementation of pre-approval procedures by the FDEP, should result in an increase in utilization at PDGR's Florida remediation services operation and a corresponding increase in contract revenues in fiscal 1997. PDGR further anticipates that the recently issued guidelines on maximum allowable charges as part of the pre-approval process will result in lower margins recognized by PDGR; however, PDGR believes that profitable operating margins are possible provided that the volume of work increases accordingly. In spite of these efforts, PDGR believes it will continue to report losses for the remainder of the fiscal year. The Corporation will likewise report a loss related to its 59.5% ownership interest in PDGR which is consolidated for financial reporting purposes.

Due to the change in the market for the thermal treatment of petroleum contaminated soil and the significant operating losses incurred by PDGR's facility during the nine months ended October 31, 1995, PDGR is currently in the process of evaluating the long-term prospects for its thermal treatment services plant. At October 31, 1995 the thermal treatment services operation has assets of $2.9 million and liabilities of $2.0 million.

Both the Corporation, with respect to its 59.5% ownership interest in PDGR, and PDGR are currently investigating all options in order to offset the adverse impact on revenues and earnings as a result of the EDI Program changes. These options include the sale of all or a portion of the Corporation's remaining investment in PDGR.

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

                          PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the action captioned KLEIN v. PDG REMEDIATION, INC., described in the registrant's Form 10-Q for the quarter ended July 31, 1995, on September 1, 1995, an answer was filed on behalf of the registrant, its officers and directors and PDGE which generally denied the plaintiff's claims.

By letter dated December 5, 1995, the plaintiff requested a pre-motion conference on a motion for class certification. By letter dated December 6, 1995, the underwriter defendants requested a pre-motion conference on a motion to dismiss the complaint.

The parties have begun initial discovery with respect to the action.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

As discussed in Note 5 to the consolidated financial statements of the registrant contained in Part 1 located elsewhere herein, the registrant is currently delinquent in payments under a sale/leasehold agreement. As of December 14, 1995 the registrant is delinquent one installment in the amount of $55,000, which includes principal and interest.

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At October 31, 1995, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $103,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF STOCKHOLDERS

On September 25, 1995 the Annual Meeting of the Stockholders of PDG Environmental, Inc. was held in Pittsburgh, PA. At the meeting all of management's nominees were elected directors of the Corporation. Ernst & Young LLP was reelected as the Corporation's auditors with the following voting:

             Votes For                            4,957,352
             Votes Against                           30,389
             Abstained                                5,279

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                                EXHIBIT INDEX

                         EXHIBIT NO. AND DESCRIPTION

                                                                                       PAGES OF SEQUENTIAL
                                                                                        NUMBERING SYSTEM
4(a)     Amended and Restated Loan Agreement between CVD Financial Corporation and PDG Environmental, Inc., PDG, Inc., Project Development Group,
         Inc., and Enviro-Tech Abatement Services Co., dated October 31, 1995.

4(b)     Master Funding and Indemnification Agreement between PDG Environmental
         Services, Inc. and Sirrom Environmental Funding, LLC dated January 27,
         1995 is incorporated by reference to Exhibit 4(c) of the PDG
         Remediation, Inc. Quarterly Report on Form 10-Q for the quarter ended
         October 31, 1995.

(b) The registrant did not file any current reports on Form 8-K during the three months ended October 31, 1995.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PDG ENVIRONMENTAL, INC.




                                        By  /s/ JOHN C. REGAN
                                           -------------------------------------
                                            John C. Regan
                                            Chairman and Chief Executive Officer





Date:  December 14, 1995