Form 10-K405
period 1996-01-31
PDG ENVIRONMENTAL INC
filed 1996-04-30
CIK 771485

                                                                     (Conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [ X ]                   ANNUAL REPORT PURSUANT TO
                              SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

 [    ]                 TRANSITION REPORT PURSUANT TO
                              SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-13667

                            PDG ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     22-2677298
   (State or other jurisdiction of incorporation            (I.R.S. Employer
                  or organization)                         Identification No.)

    300 OXFORD DRIVE, MONROEVILLE, PENNSYLVANIA                    15146
     (Address of principal executive offices)                    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  412-856-2200

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.02 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No _______

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,954,434 as of March 29, 1996, computed on the basis of the average of the bid and asked prices on such date.

As of March 29, 1996 there were 5,908,868 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

(A) DEVELOPMENT OF THE BUSINESS

PDG Environmental, Inc., the registrant, is a holding company which, through its wholly and majority-owned operating subsidiaries, is engaged primarily in providing asbestos abatement and environmental remediation services to the private and public sectors.

Prior to fiscal 1991, the registrant was solely engaged in providing asbestos abatement services. The registrant expanded the scope of its business to include environmental remediation services in fiscal 1991 through the formation of an operating subsidiary in Florida specializing in remediating leaking underground storage tanks ("USTs"). In fiscal 1992, the registrant expanded its underground storage tank remediation business to Pennsylvania. In December 1992, the registrant entered the soil remediation business by purchasing a thermal desorption plant in West Central Florida. The thermal desorption plant was discontinued effective January 31, 1996, and the plant was sold April 25, 1996. The registrant is also directing its environmental remediation efforts to include remediation and management of hazardous materials.

On July 20, 1994, PDG Remediation, Inc. ("PDGR") was incorporated under the laws of the Commonwealth of Pennsylvania as a wholly-owned subsidiary. The registrant's environmental remediation services business was merged into PDGR effective October 20, 1994 in order to separate this business segment from the registrant's other business segments and facilitate an initial public offering of PDGR common stock. On February 9, 1995, PDGR sold 1,000,000 shares of its common stock and 1,000,000 redeemable warrants to purchase an additional 1,000,000 shares of common stock to the public. Of the shares of common stock sold, 600,000 were offered by PDGR and 400,000 were offered by the registrant, thereby reducing the registrant's ownership in PDGR to approximately 60%.

On March 13, 1996, PDGR entered into a letter of intent to acquire SPATCO Environmental, Inc. ("Spatco"); an environmental remediation service company located in the southeastern United States, from its sole shareholder, Vigour Holding & Finance b v, in exchange for shares of PDGR common stock. Spatco generated revenues of approximately $12 million in 1995. The effect of this acquisition will be to replace and expand some of PDGR's revenues which were severely depressed by the changes in fiscal year 1996 under the EDI Program.

The consummation of the transaction is subject to a number of conditions, including the negotiation and execution of a definitive agreement. The parties expect the transaction to close within 75 days of the execution of the letter of intent.

(B) INDUSTRY SEGMENTS

Information as to the revenues, operating income or loss and identifiable assets attributable to each of the industry segments of the registrant and its subsidiaries for the three years ended January 31, 1996 is incorporated herein by reference to Note 18 of the registrant's consolidated financial statements contained on page F-19 located elsewhere herein.

(C) DESCRIPTION OF THE BUSINESS


                    ASBESTOS ABATEMENT CONTRACTING BUSINESS

OVERVIEW

The registrant, through its wholly-owned subsidiaries, provides asbestos abatement contracting services to the public and private sectors. The asbestos abatement industry has developed due to increased public awareness in the early 1970's of the health risks associated with asbestos, which was extensively used in building construction.

Asbestos, which is a fibrous mineral found in rock formations throughout the world, was used extensively in a wide variety of construction-related products as a fire retardant and insulating material in residential, commercial and industrial properties. During the period from approximately 1910 to 1973, asbestos was commonly used as a construction material in structural steel fireproofing, as thermal insulation on pipes and mechanical equipment and as an acoustical insulation material. Asbestos was also used as a component in a variety of building materials (such as plaster, drywall, mortar and building block) and in caulking, tile adhesives, paint, roofing felts, floor tile and other surfacing materials.

In the early 1970's, it became publicly recognized that inhalation or ingestion of asbestos fibers was a direct cause of certain diseases, including asbestosis (a debilitating pulmonary disease), lung cancer, mesothelioma (a cancer of the abdominal and lung lining) and other diseases. In particular, friable asbestos-containing materials ("ACM") were designated as a potential health hazard because these materials can produce microscopic fibers and become airborne when disturbed.

The Environmental Protection Agency (the "EPA") first banned the use of asbestos as a construction material in 1973 and the federal government subsequently banned the use of asbestos in other building materials as well.

Most structures built before 1973 contain ACM in some form and surveys conducted by the federal government have estimated that 31,000 schools and 733,000 public and commercial buildings contain friable ACM. Also, many more industrial facilities are known to contain asbestos.

The asbestos abatement industry grew rapidly in the 1980's due to increasing public awareness and concern over health hazards associated with ACM, legislative action mandating safety standards and requiring abatement in certain circumstances, and economic pressures on building owners seeking to satisfy the requirements of financial institutions, insurers and tenants. It is estimated that the asbestos abatement market grew from approximately $200 million in revenues in 1983 to approximately $4.0 billion in 1990. However, due to the effects of the collapse of the real estate industry and the overall recession in 1991, the asbestos abatement market contracted to approximately $3.5 billion and is expected to remain fairly constant in future years.

OPERATIONS

Through its operating subsidiaries, the registrant has expertise in all types of asbestos abatement including removal and disposal, enclosure (constructing structures around asbestos-containing area) and encapsulation (spraying asbestos containing materials with an approved sealant). Asbestos abatement is principally performed in commercial buildings, government and institutional buildings, schools and industrial facilities.

The registrant's operating subsidiaries provide asbestos abatement services on a project contract basis. Individual projects are competitively bid, although most contracts with private owners are ultimately negotiated. The majority of contracts undertaken are on a fixed price basis. The length of the contracts are typically less than one year; however, larger projects may require two or three years to complete.

The registrant closely monitors contracts by assigning responsibility for each contract to a project manager who coordinates the project until its completion. The asbestos abatement process is performed by a qualified labor force in accordance with regulatory requirements, contract specifications and the registrant's written operating procedures manual which describes worker safety and protection procedures, air monitoring protocols and abatement methods.

The registrant's asbestos abatement operations have been generally concentrated in the northeastern, mid-atlantic, southeastern and southwestern portions of the United States. The majority of the registrant's national marketing efforts are performed by members of senior management located in the headquarters facility in Monroeville, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in New York City, New York; Wilkes-Barre, Philadelphia and Export, Pennsylvania; Fort Lauderdale, Florida; Houston, Texas and Rock Hill, South Carolina.

Since the registrant and its subsidiaries are able to perform asbestos abatement work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts.

SUPPLIERS AND CUSTOMERS

The registrant purchases the equipment and supplies used in the asbestos abatement business from a number of manufacturers. One of these manufacturers account for 42% of the registrant's asbestos abatement purchases in fiscal 1996.

The customers of the registrant's asbestos abatement business include both private sector clients and government or publicly funded entities. In fiscal 1996, the registrant estimates that approximately 76% of its operating subsidiaries' revenues were derived from private sector clients, 18% from government contracts and 6% from schools. Due to the nature of the registrant's business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. No one customer comprised over 10% of the registrant's revenues for the year ended January 31, 1996.

LICENSES

The registrant, through its operating subsidiaries, is licensed and/or certified in all jurisdictions where required in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies as asbestos abatement supervisors and workers.

INSURANCE AND BONDS

The registrant and its operating subsidiaries maintain liability insurance for claims arising from its asbestos abatement business. The policy, which provides a $1.0 million limit per claim and in the aggregate, insures against both property damage and bodily injury arising from the asbestos abatement contracting activities of the registrant's operating subsidiaries. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits of up to $10.0 million are available for individual projects. The registrant also provides worker's compensation insurance, at statutory limits, which covers the employees of the registrant's operating subsidiaries engaged in asbestos removal or encapsulation activities.

A substantial number of the registrant's contracts require performance and payment bonds and the registrant maintains a bonding program to satisfy these requirements.

COMPETITIVE CONDITIONS

The asbestos abatement industry is highly competitive and includes both small firms and large diversified firms, which have the financial, technical and marketing capabilities to compete on a national level. The industry is not dominated by any one firm. The registrant principally competes on the basis of competitive pricing, a reputation for quality and safety, and the ability to obtain the appropriate level of insurance and bonding.

REGULATORY MATTERS

Numerous regulations at the federal, state and local levels impact the asbestos abatement industry, including the EPA's Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements. As outlined below, these agencies have mandated procedures for monitoring and handling ACM during abatement projects and the transportation and disposal of ACM following removal.

Current EPA regulations ban the use of ACM in buildings and establish procedures for controlling the emission of asbestos fibers into the environment during removal, transportation or disposal of ACM. The EPA also has notification requirements before removal operations can begin. Many state authorities and local jurisdictions have implemented similar programs governing removal, handling and disposal of ACM.

The EPA instituted the Asbestos Hazard Emergency Response Act of 1986 which requires that schools be inspected for asbestos by accredited personnel. In the event that the inspection program shows evidence of ACM, a maintenance or abatement program must be implemented and the school must conduct continuing operations and maintenance programs including reinspection every three years, training custodial employees in asbestos hazards and furnishing asbestos notifications to parents and building occupants.

The transportation of ACM, which has been designated a hazardous material, is governed by the Department of Transportation under the Hazardous Materials Transportation Act of 1975 which has established guidelines for the transportation of ACM.

The health and safety of personnel involved in the removal of asbestos is protected by OSHA regulations which specify allowable airborne exposure standards for asbestos workers, engineering and administrative control methods, work area practices, proper supervision, training, medical surveillance and decontamination practices for worker protection.

The registrant believes it is in compliance with all of the federal, state and local statutes and regulations which affect its asbestos abatement business.

BACKLOG

The registrant and its operating subsidiaries had asbestos abatement backlog orders totaling approximately $7.7 million and $12.3 million at January 31, 1996 and 1995, respectively. The backlog at January 31, 1996 consisted of $5.9 million of uncompleted work on fixed fee contracts and an estimated $1.8 million of work on time and materials or unit price contracts. The backlog at January 31, 1995 consisted of $9.8 million of uncompleted work on fixed fee contracts and an estimated $2.5 million of work to be completed on time and materials or unit price contracts.


                       ENVIRONMENTAL REMEDIATION BUSINESS

OVERVIEW

The registrant through its majority interest in PDGR, provides remediation services to assist its customers in complying with environmental laws and regulations, such as those concerning leaking USTs and contaminated industrial facilities. PDGR's remediation services range from initial assessment of site contamination through the design and implementation of remediation and treatment systems to remove contamination. PDGR also operates thermal treatment for removing petroleum contaminants from soil, which was discontinued effective January 31, 1996 and sold on April 25, 1996. PDGR's services are provided to commercial, industrial and government clients, through offices in Monroeville, Pennsylvania and Melbourne, Florida.

PDGR's business strategy is to be a technically oriented "hands on" remediation specialist able to determine, manage and implement all aspects of a clean-up project. PDGR's business is focused primarily on remediation of contamination caused by leakage from USTs and the remediation of facilities contaminated by hazardous substances. PDGR also provides assessment, engineering and industrial health and safety services when these are integral to the successful completion of a project.

The UST remediation market is driven by federal and state regulations mandating upgrade of storage tank systems and remediation of contamination caused by past leaks. PDGR provides a turnkey service to its customers which includes assessing the nature and extent of contamination and developing and implementing remedial action plans for soil and groundwater. The majority of PDGR's UST remediation business has been undertaken from PDGR's operations offices in Melbourne, Florida for private clients through the EDI Program.
PDGR has built its UST remediation business in Florida starting in 1991 principally through internal growth.

The remediation and closure of contaminated facilities is overseen by PDGR's operations and headquarters office in Monroeville, Pennsylvania. Services provided include decontamination and decommissioning of industrial facilities and remediation of soil and groundwater contaminated by hazardous substances. PDGR also provides contamination assessment, remedial design and health and safety services in support of its field remediation and decontamination activities. PDGR intends to expand this business segment through its own internal growth, selected acquisitions and strategic alliances with major firms that are established in the federal marketplace. Regarding the latter, PDGR formed an alliance with J.A. Jones Management Services ("Jones"), jointly bid on a major remediation project for the U.S. Navy at which time PDGR executed an exclusive subcontractor pre-selection agreement with Jones. As a result of this alliance, PDGR will serve as a subcontractor to Jones with respect to a recently awarded $15 million per year contract for remediation services by the U.S. Navy under which PDGR's expected annual revenues will be approximately $2 million to $5 million per year for up to three years.

ENVIRONMENTAL REMEDIATION MARKET

According to reports cited by Richard K. Miller & Associates, Inc., in its publication, ENVIRONMENTAL MARKETS 1994 - 1997, AN IN DEPTH ASSESSMENT OF POLLUTION CONTROL AND ENVIRONMENTAL BUSINESS OPPORTUNITIES IN THE UNITED STATES, the cost of remediation of contaminated sites will be hundreds of billions of dollars over the next two or three decades. Government studies cited by this publication contain estimates that the DOE and DOD will spend $270 billion to $400 billion on clean-up of nuclear weapons production sites and military facilities over the next 30 years; $40 billion to $234 billion over the next approximately 30 years will be spent on RCRA corrective actions; $100 billion to $151 billion over the next 30 to 40 years will be spent on Superfund sites; and $30 billion to $67 billion over the next 16 to 30 years will be spent for UST clean-ups. While published estimates vary according to current market size and the amount spent internally by the various government agencies, the registrant believes that the current remediation market available to contractors such as the registrant was at least $3 billion in 1993 and is expected to grow at a rate of 15% or more per year from 1994 to 1997.

The number of sites requiring remediation is substantial. According to the EPA, the number of sites/facilities in the United States awaiting clean-up are as follows:

     -     UST         295,000
     -     States      19,000             (sites needing further investigation)
     -     DOD         7,300              (at 1,800 installations)
     -     DOE         4,000              (at 110 installations)
     -     RCRA        1,500 to 3,500     (corrective actions and closures)
     -     Superfund   1,500 to 2,100     (national priority list)

PDGR has developed expertise in remediation of sites contaminated by petroleum products and in decontaminating and closing sites contaminated by hazardous substances. These activities are necessary in most of the sites requiring clean-up.

UST Remediation
- ---------------

From its inception, PDGR has concentrated its efforts on developing a prototype business for remediating sites contaminated by USTs where state programs funded by taxes on fuel and petroleum products, rather than expenditures of the major oil companies, provide the impetus for clean-up. While major oil companies continue to be a driving force in the UST market, the registrant believes that their activity is not necessarily an accurate indicator of the market size or pace of activity. In a recent report by Environmental Information, Ltd., entitled THE UNDERGROUND STORAGE TANK MARKET, ITS CURRENT STATUS AND FUTURE CHALLENGES, it was reported that major oil companies have been spending roughly $1 billion annually on UST-related activity. However, that report also states that major oil companies own perhaps as little as 25% of USTs and that relatively little activity has occurred to date with the remaining 75% of the UST market, especially with the small businesses and individuals who own roughly 46% of all retail motor fuel USTs. These owners are the main target of the registrant's efforts in UST remediation.

At least 43 states now have financial assurance funds that reimburse tank owners for UST clean-up work. These states collected approximately $900 million per year in 1992 from gasoline taxes and other funding sources with which to make reimbursements. On the whole, the state programs are generally regarded as just now emerging as a significant source of clean-up funding.

The Florida state-funded site rehabilitation program is one of the largest in the country with Florida fuel taxes at present rates providing approximately $164 million per year for clean-up efforts. In 1986, Florida declared an amnesty program designed to get petroleum marketers to report known contamination. In return for registering tanks and coming into compliance with reporting standards, Florida assumed financial responsibility for cleaning up the site. These programs were expanded in 1989 to provide liability insurance for clean-up if the site is in compliance with UST regulations and in 1992 and 1994 to include former UST sites that are contaminated. Florida estimates that approximately 20,000 sites will be eligible under these programs.

PDGR has developed a significant business in Florida UST remediation. The registrant participates in the market as an assessment, design and remedial action contractor and, through January 31, 1996, also as a subcontractor for treatment of contaminated soil at PDGR's thermal treatment facility in central Florida.

Remediation and Closure of Contaminated Facilities
- --------------------------------------------------

Projects involving remediation and closure of contaminated facilities are generated by clean-up programs funded by federal agencies (e.g., Superfund, DOE and DOD), RCRA corrective actions and closures mandated by regulations affecting both government and industry, and real estate transfers. Superfund and equivalent state programs typically cover clean-up at inactive commercial and government disposal facilities and manufacturing facilities. The RCRA corrective action program makes permitting contingent upon acceptable programs to manage inactive waste management units that are part of active facilities; the RCRA closure market involves closure of RCRA permitted sites in accordance with regulation. Transfer of real estate often involves an environmental assessment of the land, groundwater and buildings being transferred. If contamination is discovered, generally either clean-up occurs or the property is not transferred. These programs result in three major market opportunities: the Superfund market, the federal facilities market and the private sector market.

The environmental remediation of federal facilities presents the largest growth area of the domestic environmental market. During the past 50 years the DOE and DOD operated a vast complex of chemical processing and manufacturing plants, laboratories, reactors and test grounds. It is estimated that the clean-up and upgrade of the DOE nuclear weapons plants and mitigation of the DOD remediation liability will cost between $270 to $400 billion. This market exists because all federal facilities are subject to both CERCLA and RCRA regulations. The registrant believes that the closure of nuclear weapons production and defense related programs and closing of military bases is putting great pressure on both DOE and DOD to clean up properties and turn them over to communities hurt by their economic loss.

The private sector remediation market is also very significant. Some major industrial companies are carrying substantial liabilities on their balance sheets, often associated with non-revenue generating assets. These liabilities generally increase with time and also inhibit the disposal of non-productive assets through sale. Revitalization of historically industrialized regions is thwarted by the reluctance of developers to recondition existing facilities or build new plants in areas which carry potentially significant environmental legacies. Alternatives include building facilities in open lands ("greenfield areas"), i.e., regions with historical land use which does not include industrialization. Consequently, industrial areas are experiencing declining usage and 'green' areas are becoming industrialized. Local economies and the environment are both experiencing negative impacts. Federal and state authorities recognize these impacts and have begun to draft and promulgate rules encouraging redevelopment of historically industrialized regions. The recent EPA "Debris Rule" provides a means for realizing potentially significant cost reductions for decontamination and dismantlement of obsolete industrial structures. States, notably Pennsylvania, in conjunction with their federal counterparts are developing revised clean-up criteria for industrial sites provided the continued use is industrial. The new segment of environmental services market is commonly referred to as "brownfields."

PDGR took steps to capitalize on these markets beginning in 1993 by staffing its Monroeville office with senior technical staff experienced in providing remediation and decontamination services to both the public and private sectors. Several key contracts have been obtained that facilitated staff growth. These contracts include a contract for decontamination of equipment and machinery at a Superfund site, serving as a remedial action contractor for the U.S. Navy at multiple facilities and providing similar remediation services for major industrial clients based in Pittsburgh.

PDGR has been working under a subcontract with Jones with respect to the contract for remediation services for the U.S. Navy described previously.
Jones has qualifications and experience in managing major contracts for DOE and DOD as well as private industry. The registrant hopes to pursue other similar arrangements with Jones.

The Small Business Administration has established a size standard for SIC 8744 environmental remediation service firms. Under this standard, the registrant qualifies as a small business for federal procurements. The registrant believes this new access to federal markets will be beneficial to its future plans for expansion.

PDGR's strategy for near term growth in this sector is to continue to develop its industrial clients in the Mid-Atlantic and Southeastern States and to pursue the large federal remediation market with Jones, other major contractors and as a qualified small business.

OPERATIONS

PDGR experienced steady sales growth through fiscal 1995. However, during fiscal 1996, as a result of substantial changes under a Florida state-funded site remediation program (the "EDI Program"), combined with the decision to discontinue the operations of the thermal treatment facility, PDGR's revenues have been significantly reduced.

UST OPERATIONS

UST activities are carried out from both offices in Melbourne, Florida and Monroeville, Pennsylvania. PDGR provides a turnkey service to its customers which includes assessment of the nature and extent of contamination caused by leaking USTs, developing remedial action plans and specifications and then implementing the remediation. Remedial activities typically involve removal of tanks and contaminated soil, thermal treatment of the contaminated soil and installation and operation of systems to withdraw and treat contaminated groundwater. Geologists and engineers perform the assessment and design and the field remediation is carried out by project supervisors and hired labor.

Most contracts are obtained on a cost plus basis wherein PDGR is reimbursed at standard rates for time expended and expenses incurred although some projects are secured on a fixed price basis. Projects are managed by a project manager who is responsible for technical performance as well as the cost and schedule of the work.

THERMAL TREATMENT FACILITY

PDGR made a decision to discontinue the operations of its thermal treatment facility located in central Florida effective January 31, 1996 due to the indirect impact of the EDI Program changes on the volume of material which the facility received and processed. The facility decontaminates petroleum contaminated soil by the thermal desorption process wherein the contaminated soil is heated in a rotary drum to volatize the contaminants which are then destroyed in a thermal oxidizer. The treated soil is tested to assure it meets decontamination requirements and then it is recycled as clean fill. The material processed at the facility has historically represented a combination of material subcontracted from clean-up contractors, under contract with owners of contaminated sites or under the registrant's clean-up projects.

The facility normally operates 24 hours per day during a 5-day week. Operating systems are continuously monitored for compliance with permit conditions and Company operating policy. The facility has a permitted capacity of approximately 315,000 tons/year. During the fiscal year ended January 31, 1996, the facility treated approximately 46,000 tons.

REMEDIATION AND DECONTAMINATION OPERATIONS

PDGR's remediation and decontamination capabilities are located in the Monroeville, Pennsylvania office, with the services offered throughout the Northeast, Midwest, Mid-Atlantic and Southeast states. The capabilities and experience encompass a broad range of services from assessments to determine the nature and extent of contamination, feasibility studies to evaluate the technologically and economically applicable remedial technologies, remedial design, remedial actions and operations/maintenance of installed remedial systems. The nature of the sites that are typically the subject of these services include industrial plants, laboratories, disposal sites and government facilities. The remedial actions most often include packaging and disposal of drummed materials, decontamination of interior surfaces and machinery via high-pressure wash with a variety of surfactants, dismantlement and treatment of contaminated structures, excavation/disposal or on-site treatment of contaminated soils and withdrawal/treatment/reinjection system installations for contaminated groundwater.

As in the case of UST operations, most contracts are performed on a cost plus basis at rates established in national or project-specific agreements. Based on how well the scope of a project can be defined, some projects are performed on a fixed price basis. The projects are managed by a project manager who is responsible for technical performance as well as the cost and schedule.

GOVERNMENT REGULATION

PDGR may be subject to liability for investigation and clean-up costs under CERCLA and RCRA and parallel state and local laws. See "ENVIRONMENTAL LAWS." PDGR is subject to OSHA regulations in the conduct of its remediation activities. In addition, PDGR may be subject to liability under UST regulations if in removal of a UST the registrant causes the discharge of oil or petroleum product or hazardous substances.

PDGR operated its thermal treatment facility under two permits which were renewed annually by the FDEP. FDEP regulations required that the facility operate in accordance with an air permit that controls the type and quantity of material that can be processed, process parameters and discharge of emissions into the atmosphere. FDEP regulations also required that the facility operate under the conditions of a "general permit" that stipulates analytical requirements for acceptance of materials for treatment at the facility, how material is stored and handled prior to treatment, and analytical requirements for determining that the material has been satisfactorily treated. The facility did not accept hazardous wastes as defined by RCRA or CERCLA.

PDGR believes it is in substantial compliance with all of the federal, state and local statutes and regulations which affect its environmental remediation business.

SUPPLIERS AND CUSTOMERS

PDGR is not limited to any one supplier or subcontractor in performing its environmental remediation services. The largest volume of subcontracted services is in the area of analytical testing.

PDGR's customers primarily include private sector clients who most often own multiple contaminated facilities. Alternatively, PDGR is a subcontractor to two customers who have such clients. Approximately 86% of PDG's revenues for the year ended January 31, 1996 were derived from such UST-related customers. PDGR's customers for its other decontamination and remediation services include industrial and government sector clients, one of which provide more than 10% of PDGR's revenues during fiscal 1996.

INSURANCE AND BONDING

PDGR, through the registrant, maintains commercial general liability and contractor's pollution liability and professional liability insurance policies which provide aggregate coverage limits of $2 million, $1 million and $1 million, respectively. PDGR's thermal treatment facility maintains a commercial general liability and an umbrella liability policy which provide aggregate coverage limits of $1 million and $4 million, respectively. PDGR also maintains, through the registrant, worker's compensation insurance, at statutory limits, which covers employees within the environmental remediation business. PDGR is currently in the process of insurance policies independent of the registrant.

Few of the contracts undertaken by PDGR have required performance and payment bonds. However, PDGR, through the registrant, currently has limited bonding capacity; however, it is sufficient to meet its needs.

COMPETITIVE CONDITIONS

The environmental remediation services business is highly competitive. Several national firms with significant financial resources and personnel and numerous small local firms provide remediation services. The ability of PDGR to compete in this area depends on its ability to price its services competitively and to maintain a reputation for safety and quality.

ENVIRONMENTAL LAWS

Most environmental laws and regulations are promulgated by the U.S. Congress and federal departments and agencies, such as the U.S. Environmental
Protection Agency ("EPA") and the U.S. Occupational Safety and Health Administration ("OSHA"), which are responsible for protecting and monitoring certain natural resources (such as air, water and soil), and occupational working conditions. Many of the federal regulations contemplate enforcement by state agencies and adoption by the states of similar regulations which must meet the minimum federal requirements. In areas of environmental law where federal regulation is silent, the states may adopt their own environmental laws. Local governments such as counties and municipalities may also enact and enforce environmental laws that address local concerns.

PDGR's ability to assist commercial and industrial customers to comply with these environmental laws and regulations forms the basis for the remediation services business of PDGR.

PDGR's remediation services business primarily derives from the federal laws and regulations described below.

OSHA and OSHA Reform Act. OSHA has promulgated various regulations setting forth standards for disclosure of health hazards in the workplace and for response thereto. The Hazard Communication Standard, for example, requires manufacturers and importers of chemicals to assess the hazards of their products and disclose the same through material data safety sheets and label warnings. In 1990, in an effort in part to create a self-funding administration, Congress increased the ceiling for certain OSHA imposed penalties. The registrant's field staff receives safety and health training in accordance with OSHA regulations.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and the Superfund Amendments and Reauthorization Act of 1986 (collectively "CERCLA"). CERCLA provides for the investigation and remediation of existing contaminated hazardous waste sites and other releases of hazardous substances into the environment. Superfund imposes strict joint and several liability on owners and operators of facilities contaminated by hazardous substances, hazardous substance generators, transporters and disposal facility owners and operators for the costs of investigation and remedial action. CERCLA provides the EPA with the authority to compel private parties to undertake a cleanup.

RCRA and Hazardous and Solid Waste Amendments of 1984. RCRA, as amended, provides a comprehensive framework for the regulation of the generation, handling, transportation, treatment and disposal of hazardous waste.
Facilities that treat, store or dispose of hazardous waste must obtain a RCRA permit from the EPA or appropriate state agency, and must comply with certain operating, financial responsibility and disclosure requirements. Most states have obtained authority to administer this program. The applicable state regulations must be at least as stringent as the federal standards and the federal government retains enforcement authority. Regulations have been issued pursuant to RCRA covering areas such as permitting assistance, remediation of environmental contamination associated with USTs, municipal solid waste disposal and land disposal of hazardous waste. RCRA also imposes land disposal restrictions on certain listed hazardous waste which do not meet specified treatment standards, prescribes more stringent standards for hazardous waste disposal, sets standards for underground storage tanks, and provides for corrective action at or near sites of waste management units.

U.S. EPA Underground Storage Tank Regulations. The UST regulations were promulgated under RCRA and apply to petroleum products and hazardous substances as defined by CERCLA. USTs that are used to store gasoline, diesel fuel, fuel oil, waste oil and hazardous materials must be registered with the appropriate state regulatory agency, designed or upgraded to meet construction and operational standards and monitored to insure against leaking. Owners and operators are further required to report leaks and undertake appropriate corrective action, including testing and monitoring to identify the extent of the contamination, removal and disposal of contaminated soil, or on-site treatment of contaminated soil and groundwater. To assist the remediation process when leaking USTs are identified, many state legislatures have created reimbursement programs funded by gasoline taxes or other related taxes and fees.

LEGISLATIVE CHANGES

PDGR has historically performed a substantial amount of work under a Florida state funded site rehabilitation program (the "EDI Program") which provides for the remediation of contaminated sites related to the storage of petroleum and petroleum products. The EDI Program has undergone substantial modification in fiscal 1996 due to an imbalance in the Inland Protection Trust Fund between reimbursement application expenditures for work performed under the EDI Program and revenues generated for the EDI Program, as well as a concern that the majority of the site rehabilitation work was being conducted at sites that are not considered to be high priority in terms of the potential impact on drinking water supplies.

On March 8, 1995, Florida's Governor Lawton Chiles issued Executive Order 95-2 suspending processing of payment applications under the EDI Program and on March 16, 1995 the Senate passed a bill establishing a protocol for continued work on sites based on their priority ranking and a pre-approval process for both the scope and the cost of work for petroleum clean up program tasks.

It was anticipated that the Florida legislature would pass final legislation to amend the EDI Program prior to adjournment in May 1995; however, on May 11, 1995, the legislature adjourned for the year without acting on proposed changes to the EDI Program or the Inland Protection Trust Fund. As a result of the legislative inaction, the registrant has continued to work under the legislation passed on March 27, 1995.

On July 26, 1995, the Florida Department of Environmental Protection ("FDEP") issued guidance to contractors operating under the EDI Program for requesting pre-approval from the FDEP prior to commencing work on eligible sites. A supplement was issued to this guidance on October 11, 1995 which contains maximum allowable charges for contractors to employ in the pre-approval process.

The change in the legislation surrounding the EDI Program has had a material adverse effect on PDGR's operations during the last three quarters of fiscal 1996 since the number of sites in PDGR's backlog immediately eligible for continued reimbursement were significantly reduced. Further, PDGR's thermal treatment facility experienced a significant decline in soil shipments during fiscal 1996. PDGR believes this decline is indirectly related to EDI Program changes, which have created a slowdown in the entire market for the thermal treatment of petroleum contaminated soil and intense competitive price pressures. These changes in the EDI Program have resulted in substantial reductions in the registrant's contact revenues and created significant operating losses in fiscal 1996.

PDGR has responded to the impact of these revenue reductions through reductions in staff and other overhead costs, the reallocation of a portion of its workforce to cover existing backlog at the registrant's Pennsylvania remediation service operation and an intense marketing effort focused on obtaining remediation service contracts for high priority sites eligible for reimbursement under the revised Florida state-funded site rehabilitation program (the "Pre-Approval Program") and for remediation service contracts outside the Pre-Approval Program. Further, as a result of the indirect impact of these EDI Program changes on PDGR's thermal treatment facility, PDGR made a decision to sell this facility effective January 31, 1996.

The Florida legislature is currently in session and is considering a number of measures to satisfy the State of Florida's existing obligations to fund the backlog under the EDI Program. The legislation as currently proposed provides for the State of Florida to fund the existing backlog through the issuance of bonds, thereby enabling reimbursement applications submitted under the EDI
Program to be paid on an accelerated basis.   However, in exchange for this
accelerated payment, it is currently proposed that reimbursement applications will be paid at a discount effective January 1, 1997. The proposed annual discount rate to be used is 3.5%, and the present value of an application will be based upon the accelerated date the FDEP anticipates settling a reimbursement application, compared to the original date a reimbursement application was scheduled to be settled.

Although the impact of the proposed legislation on PDGR's results of operations cannot be ultimately determined until a final bill is signed into law, PDGR believes it may be required to record an additional charge to reflect the negative impact of the discounting on its results of operations and financial condition. PDGR is currently unable to determine the materiality of this change on its operations.

PDGR's results of operations and financial condition would also benefit, on a prospective basis, as a result of the legislation as currently proposed. The registrant would experience significant reductions in interest costs associated with the funding of its reimbursement applications under the EDI Program as a result of an accelerated payment schedule as the Sirrom Environmental, LCC funding arrangement requires the registrant to recognize interest expense at the prime rate plus 3%. Further, as a result of a bond issuance, approximately $100 million per year would be allocated by the FDEP to support new remediation work under the Pre-Approval Program which is currently funded at an annual rate of $30 million.

BACKLOG

As of January 31, 1996, PDGR had contracts to provide services on approximately 40 projects involving remediation of underground storage tanks for private customers through the Pre-Approval Program. The number of contracts upon which PDGR was able to continue to perform services for private customers under the EDI Program which existed at that time was significantly reduced during fiscal 1996 due to changes under the EDI Program as previously discussed. PDGR also serves as a subcontractor to Jones to provide remediation services to the U.S. Navy under a contract which is expected to continue for the next three years. PDGR estimates that remediation services to be provided under existing contracts will result in revenues of approximately $4 million to $6 million during fiscal 1997.

                                   EMPLOYEES

As of January 31, 1996, the registrant employs approximately 86 employees consisting of senior management and staff employees between its headquarters in Monroeville and branch offices located in New York City, Wilkes-Barre, Philadelphia, Export, Melbourne, Fort Lauderdale, Houston and Rock Hill. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. The registrant also employs laborers for field operations based upon specific projects, therefore, the precise number varies based upon the outstanding backlog. Approximately 130 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the field laborers who provide services to the registrant are represented by unions. Management considers its employee labor relations to be good.

ITEM 2. PROPERTIES

On January 31, 1996, the registrant leases certain office space for its executive offices in Monroeville totaling 10,390 square feet. In addition, a combination of warehouse or shop and office space is leased in Houston (3,990 square feet), Wilkes-Barre (1,800 square feet), Melbourne (9,100 square feet), Fort Lauderdale (4,725 square feet), Rock Hill (4,943 square feet). The registrant also sublets, on a monthly basis, a combination of office and warehouse space in New York City (1,400 square feet). The registrant also owns a 15,000 square foot office/warehouse situated on approximately six (6) acres in Murrysville, Pennsylvania which is subject to a mortgage.

The registrant also leased a 16,400 square foot office and repair shop for its thermal treatment facility in Mulberry, Florida. The plant was located on four acres owned by the registrant.

ITEM 3. LEGAL PROCEEDINGS

INTERNATIONAL SURPLUS LINES INSURANCE CO. V. PDG ENVIRONMENTAL SERVICES, INC., in the United States District Court for the Middle District of Florida, Case No. 94-1191-CV-ORL-19. On or about November 10, 1994, the plaintiff, International Surplus Lines Insurance Co. ("ISLIC"), filed a complaint against PDG Environmental Services, Inc. ("PDGES"), a subsidiary of PDGR, to recover certain refunds claimed to be owed by PDGES to ISLIC as a result of insurance advances made to

PDGES on behalf of two of ISLIC's insured customers. ISLIC claims that PDGES was paid for its work by both ISLIC and the Florida Department of Environmental Resources under the EDI Program. ISLIC contends that PDGES must reimburse ISLIC for the specific items ISLIC paid which were also paid for by the State of Florida. However, ISLIC has never specified the items for which it has requested reimbursements. PDGES contests the amount and the timing of such reimbursements. ISLIC claims that, pursuant to its agreement with its two insured, ISLIC paid PDGES $1,744,993 for clean-up costs and that PDG reimbursed ISLIC $412,000 for a net advance of $1,334,993. According to the records of PDGES, ISLIC actually paid only $1,346,220, which PDGES recorded as a current liability when it was received. Without a breakdown of costs from ISLIC identifying which clean-up costs were paid for by ISLIC, PDGES cannot determine the specific amount of ISLIC's claim.

On December 19, 1994, PDG filed an Answer and Counter-claims to the complaint in which PDG vigorously contests the allegations in the complaint. The counterclaim is for an amount in excess of $2,517,215, and this amount continues to increase. The basis of the counterclaim is that PDG has continued to clean up sites covered by the ISLIC insurance. The counterclaim is based upon the legal theories of breach of contract, bad faith (insurance), unjust enrichment, promissory estoppel and implied contract. PDGES and ISLIC met in March, 1996 to explore settlement options; however, to date, the parties have been unable to reach a settlement. Discovery with respect to the matter is scheduled to be completed on May 3, 1996, and the trial is expected to commence on August 5, 1996.

On June 30, 1995, an action, caption KLEIN V. PDG REMEDIATION, INC., ET AL., No. CIV-4954 (DAB), was filed in the United States District Court for the Southern District of New York asserting federal securities law claims against the registrant, its directors and certain of its officers, PDGR and the underwriters of the registrant's initial public offering. The KLEIN action is brought as a purported class action on behalf of the named plaintiff and all persons and entities who purchased PDGR's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff alleges that the defendants violated Sections 11 and/or 15 of the Securities Act of 1933, as amended, and Section 12(2) of the Securities Exchange Act of 1934, as amended, by issuing or participating in the issuance of the registration statement and prospectus which contained material misstatements or omissions, and that the purported class members purchased shares of Common Stock in reliance on the allegedly false and misleading registration statement and prospectus. Specifically, plaintiff alleges that the defendants knew or should have known that the Florida reimbursement program in which PDGR participates was operating at a deficit and was being revised to eliminate funding of remediation activities for lower priority sites. The plaintiff is seeking certification of the action as a class action and recision of the purchase of shares of common stock by members of the purported class or statutory damages, as well as interest, attorneys' fees and other costs and expenses. The registrant believes that the plaintiff's allegations are without merit or that there are meritorious defenses to the allegation, and intends to defend the action vigorously. On September 1, 1995, an answer was filed on behalf of the registrant, its officers and directors and PDGR which generally denied the plaintiff's claims.

By letter dated December 5, 1995, the plaintiff requested a pre-motion
conference on a motion for class certification.   By letter dated December 6,
1995, the underwriter's counsel requested a pre-motion conference on a motion to dismiss the complaint. In December 1995, the underwriter defendants filed a notice of motion to dismiss and a memorandum of law in support of the motion. The court has not yet acted on the motion.

The parties have begun initial discovery with respect to the action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The registrant's common stock is listed for trading on NASDAQ (Symbol: PDGE) and the information presented for the following periods reflects the high and low bid information as reported by NASDAQ.

                                                                MARKET PRICE RANGE

                                                    FISCAL 1996                    FISCAL 1995
                                                    -----------                    -----------

                                                HIGH             LOW            HIGH             LOW
                                                ----             ---            ----             ---
       First Quarter                         $  1.31         $  0.78        $   1.38        $   0.75
       Second Quarter                           0.91            0.50            1.38            0.50
       Third Quarter                            0.69            0.31            1.38            0.63
       Fourth Quarter                           0.59            0.25            1.25            0.56

At March 29, 1996, the registrant had 2,077 stockholders of record.

The registrant has not historically declared or paid dividends with respect to its common stock and has no intention to pay dividends in the foreseeable future. The registrant's ability to pay preferred and common dividends is prohibited due to restrictions contained in the registrant's loan agreements and limitations imposed by the registrant's Series A Preferred Stock which require that dividends must be paid to preferred holders prior to the payment of common dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the registrant for the five fiscal years ended January 31, 1996.

                                                              FOR THE YEARS ENDED JANUARY 31,
                                                1996         1995*         1994*         1993*          1992
                                             ----------------------------------------------------------------
                                                           (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA
Contract revenues                            $20,994       $27,020       $21,656       $35,008       $20,281
Gross margin                                   2,828         4,746         3,601         5,383         2,829
Income (loss) from operations                 (2,425)           23        (1,360)          503          (617)
Other income (expense)                           528          (922)         (531)          259          (368)
Net income (loss)                             (2,451)          473        (1,445)          682          (754)

COMMON SHARE DATA
Net income (loss) per
  common share                              $  (0.44)     $    .07      $  (0.61)     $  (0.18)     $  (1.49)
Weighted average common shares outstanding     5,670         7,157         3,267         1,239         1,112

BALANCE SHEET DATA
Working capital                             $  3,875      $  6,478       $ 4,594      $  2,849       $ 1,063
Total assets                                  11,450        17,519        11,710        14,698         9,300
Long-term obligations                          2,786         4,089         3,323           215           733
Total stockholders' equity                     1,218         3,609         3,049         4,198         2,108

*Restated to reflect the treatment of the Geologic business as a discontinued operation (see Note 3). Geologic was purchased December, 1992.

The comparability of the information presented above is affected by the acquisitions of Enviro-Tech and GeoLogic in fiscal 1993. Comparability has also been affected by the adoption of SFAS No. 109, "Accounting for Income Taxes", in fiscal 1993 by the registrant, whereby it changed its method of accounting for income taxes from the deferred method to the liability method.

The year ended January 31, 1996 includes loss from discontinued operations of $1.06 million ($0.19 per common share) related to the decision to dispose the Geologic segment.

The year ended January 31, 1995 includes an extraordinary item related to the early extinguishment of debt totaling $0.7 million ($0.11 per common share) and $0.14 million of non-cash interest costs related to the amortization of the estimated fair market value of common stock warrants and $0.56 million ($0.08 per common share) of income from the discontinued Geologic segment. For the year ended January 31, 1993, other income includes a $0.7 million gain on the settlement of certain litigation and $0.43 million ($0.13 per common share) of income from the discontinued Geologic segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The registrant, through its operating subsidiaries, provides environmental services to the public and private sectors. The registrant's operations for the fiscal years presented are segregated into two business segments within the environmental services area, asbestos abatement services and environmental remediation services. On February 9, 1995, the registrant sold approximately 40% of its interest in PDGR, which operates an environmental remediation services business.

The following paragraphs are intended to highlight key operation trends and developments in the registrant's operations and to identify other factors affecting the Company's consolidated results of operations for the three years ended January 31, 1996.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 1996 COMPARED TO YEAR ENDED JANUARY 31, 1995

Consolidated revenues reported by the registrant decreased significantly to $21.0 million for the year ended January 31, 1996 (fiscal 1996) compared to $27.0 million for the year ended January 31, 1995 (fiscal 1995). The fiscal 1996 decrease is primarily attributable to lower revenues associated with the registrant's environmental remediation business which contributed $4.8 million to contract revenues in fiscal 1996 compared to $9.4 million in contract revenues in fiscal 1995. The environmental remediation businesses' decrease in revenues is attributable to the EDI Program changes discussed previously. The registrant's asbestos operation reported a decrease in contract revenues to $16.2 million in fiscal 1996 compared to $17.6 million in fiscal 1995 principally due to weak market conditions.

Contract costs decreased to $18.2 million in fiscal 1996 compared to $22.3 million in fiscal 1995 and resulted in reported gross margins of $2.8 million and $4.7 million, respectively in each fiscal year. The decrease in contract costs is consistent with the decrease in contract revenues discussed previously. Gross margins within the asbestos abatement segment of the registrant's business decreased to $1.4 million compared to $2.1 million between the two fiscal years while the environmental remediation services operation gross margins decreased to $1.4 million in fiscal 1996 versus $2.6 million in fiscal 1995. The lower margins experienced in the asbestos abatement operation in fiscal 1996 resulted from extreme competitive pressures, a cost overrun on a large contract, an additional provision on a completed contract and reduced volume. The registrant's asbestos abatement operations for fiscal 1996 also included approximately $0.3 million of contract costs in excess of billings related to a contract where the customer is disputing the related scope. The registrant has filed a claim to recover the additional monies owed under the contract. Management believes that the amount will ultimately be recovered.

The significant decrease of PDGR's gross margin is entirely attributable to the significantly lower contract revenues at the Florida remediation service operation as a result of the EDI Program changes. Gross margins as a percentage of contract revenues at PDGR's Florida remediation service operation actually increased in fiscal 1996 compared to fiscal 1995 which provides further evidence that the overall decrease in the registrant's gross margins is related to lower contract revenues. PDGR's reported gross margin at its Pennsylvania remediation service operation in fiscal 1996 decreased on higher contract revenues principally due to lower margins on certain fixed-price contracts.

The registrant's selling, general and administrative expenses increased by 11% between the two fiscal years to $5.3 million in fiscal 1996 compared to $4.7 million in fiscal 1995. Selling, general and administrative expenses in the asbestos abatement operation totaled $1.1 million and $1.0 million in fiscal 1996 and 1995, respectively, compared to $1.6 million and $1.1 million in the environmental remediation services operation. The increase in selling, general and administrative expenses associated with the environmental remediation services operation occurred even though the registrant implemented cost reductions at its Florida remediation service operation, which included closing the Tallahassee office, staff reductions at its Melbourne office and the reallocation of a portion of PDGR's workforce to its Pennsylvania remediation service operation, these reductions were more than offset by the increased marketing and bidding activity in an effort to replace the revenues lost as a result of the EDI Program changes. The Pennsylvania remediation service operation also experienced an increase in selling, general and administrative expenses in fiscal 1996 compared to fiscal 1995 associated with increased bidding activity. The selling, general and administrative expenses associated with the corporate office totaled $2.7 million and $2.5 million in fiscal 1996 and 1995, respectively. The increase between the two fiscal years principally related to higher legal fees and other costs associated with two acquisitions which did not materialize.

The factors discussed above resulted in the registrant reporting a loss from operations of $2.4 million in fiscal 1996 compared to income from operations of $0.02 million in fiscal 1995.

The registrant had a net gain of approximately $1.4 million from the initial public offering of common stock and warrants by PDGR since the basis of the registrant's investment was lower than the proceeds realized from the initial public offering. As a result of the sale, the registrant's ownership percentage in PDGR was reduced from 100% to 59.5% on an ongoing basis. Interest expense decreased to $0.9 million in fiscal 1996 compared to $1.0 million in fiscal 1995. Principal explanations for the lower interest expense was that fiscal 1995 included $.14 million of amortization of the estimated fair value of warrants, and the interest rate on a significant portion of the debt was reduced to prime plus 3% from prime plus 7%. Interest income increased to $37,000 for the year ended January 31, 1996 compared to $16,000 for the previous fiscal year due to higher invested cash balances at certain periods throughout the year primarily related to the cash held in escrow as part of the funding for the EDI Program.

As a result of a net operating loss for book purposes there was no income tax provision. The registrant had income tax provision of $55,000 for fiscal 1995.

In connection with the sale of PDGR's thermal treatment facility, GeoLogic, the registrant has reflected the operations of this entity as discontinued for fiscal 1996 and prior two fiscal years. The loss associated with the operation of this facility net of the 40% minority interest in PDGR totaled $0.56 million in fiscal 1996 compared with income from discontinued operations of $0.66 million in fiscal 1995. The significant loss from operations related to the thermal treatment facility in fiscal 1996 is the direct result of a substantial reduction in volume processed at the facility combined with a significantly lower price realized per ton processed which the registrant feels is indirectly attributable to the EDI Program changes and the corresponding impact of these changes on the thermal treatment market in the state of Florida. The overall change in the thermal treatment market in the state of Florida prompted PDGR to sell the thermal treatment facility. The registrant also recorded a loss net of the 40% minority interest in PDGR on the disposition of the thermal treatment facility of $0.5 million in fiscal 1996.

YEAR ENDED JANUARY 31, 1995 COMPARED TO YEAR ENDED JANUARY 31, 1994

During the year ended January 31, 1995, the registrant's consolidated revenues increased by 24.8% to $27.0 million compared to $21.7 million reported for the previous fiscal year ended January 31, 1994 (fiscal 1994). A comparison of the registrant's contract revenues by business segment between the current and the prior fiscal year shows that the asbestos abatement business contributed $17.6 million in fiscal 1995 compared to $16.2 million in fiscal 1994, while the environmental remediation services business contributed $9.4 million in fiscal 1995 compared to $5.4 million in fiscal 1994. The $1.4 million improvement in contract revenues within the asbestos abatement business in the current year resulted from improvement in sales volume within selected geographical areas. The registrant's environmental remediation services business contract revenues increased by approximately 75% due to significant growth within the Florida remediation services operation related to work performed under the EDI Program and, to a lesser degree, an increase in contract revenues associated with the Pennsylvania remediation services operation due to a combination of internal growth and the full effect of an acquisition.

The registrant's reported gross margin increased to $4.7 million in fiscal 1995 compared to $3.6 million in fiscal 1994. The asbestos abatement operation contributed $2.2 million to the registrant's gross margin in the current fiscal year compared to $1.8 million in the previous fiscal year. The modest improvement within this segment of the business, in spite of continued competitive pressures within the industry, results from ongoing efforts to improve job margins through increased efficiency and cost containment. The registrant's asbestos abatement operations in both years included a favorable worker's compensation adjustment of approximately $0.1 million related to the settlement of certain outstanding claims.

The environmental remediation services operation contributed $2.6 million to gross margin in fiscal 1995 compared to a $1.8 million contribution to gross margin in fiscal 1994. The increased gross margins in fiscal 1995 were a direct result of the significantly higher contract revenues at the Florida remediation services operation. However, when comparing gross margins as a percentage of contract revenues between the two fiscal years at the Florida remediation services operation, they actually experienced a decline due to a change in the mix of business in fiscal 1995 to include a higher subcontractor component. Gross margin also declined in fiscal 1995 compared to fiscal 1994 at the Pennsylvania remediation service operation due to lower margins experienced on certain jobs.

Selling, general and administrative expenses decreased slightly in fiscal 1995 to $4.7 million compared to $5.0 million in fiscal 1994. Within the asbestos abatement operation, selling, general and administrative expenses decreased to $1.0 million in the current year versus $1.4 million in the prior year due to ongoing cost reduction efforts in order to remain competitive. Selling, general and administrative expenses associated with the corporate office also declined slightly to $2.5 million in fiscal 1995 compared to $2.7 million in fiscal 1994 due to cost containment efforts. This overall reduction was mitigated slightly by an increase in selling, general and administrative expenses within the environmental remediation services operation to $1.1 million in fiscal 1995 versus $0.8 million in fiscal 1994 due to the higher sales levels and an increased number of employees.

As a result of the factors discussed above, the registrant reported income from operations in fiscal 1995 of $0.02 million compared to a loss from operations of $1.4 million in fiscal 1994.

Interest expense increased to $1.0 million in fiscal 1995 (including $0.14 million related to the amortization of the estimated fair market value of warrants) compared to $0.6 million in fiscal 1994 as a result of increased borrowings by the registrant between the fiscal years principally to fund the operations of its environmental remediation services operation, and an increase in the interest rate associated with the registrant's refinancing of certain lines of credit in March and June 1994 from prime plus 2% in fiscal 1994 to prime plus 7% in fiscal 1995. Interest income decreased to $16,000 in fiscal 1995 compared to $28,000 in fiscal 1994 due to the lower invested cash balances during the current year.

Other income in fiscal 1995 which totaled approximately $45,000 includes approximately $75,000 related to the reversal of certain accruals which are no longer required. The year ended January 31, 1994 also included an equity loss of $15,000 related to the registrant's investment in a joint venture involved in the packaging and disposal of small-quantity chemicals which is inactive.

As a result of a net operating loss for book purposes, the registrant had no federal tax provision, but recorded an income tax provision in fiscal 1995 of $55,000. During fiscal 1994, the registrant recorded an income tax provision of $22,000.

The discontinued operations of PDGR's thermal treatment facility had income of $0.66 million in fiscal 1995 and $0.47 million in fiscal 1994. During fiscal 1995, PDGR's thermal treatment plant benefitted from increased volume and a slightly higher average price per ton processed as compared to the previous fiscal year.

During the year ended January 31, 1995, the registrant's existing $2.5 million line of credit and an outstanding mortgage were sold to another lender for a purchase price of 70% of the aggregate outstanding principal balance. The new lender has afforded the registrant forgiveness of indebtedness in the amount of $0.8 million in connection with the purchase of the loans from the previous lender. Accordingly, the registrant has recognized an extraordinary gain of approximately $0.8 million associated with the extinguishment of debt, which includes an income tax provision and a charge related to the estimated fair market value of warrants issued to the new lender totaling $0.1 million.

LIQUIDITY AND CAPITAL RESOURCES

The registrant's liquidity decreased slightly during fiscal 1996 as cash and short-term investments decreased by $0.01 million to $0.6 million.


The decrease in cash during the current year is principally attributable to cash outflows associated with investing activities of $0.4 million and financing activities of $1.1 million. These cash outflows were offset by cash flows provided by operating activities of $1.5 million.

Cash inflows provided by operating activities included a $3.4 million reduction in accounts receivable, a $2.2 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts. Both of these reductions are the result of changes in the EDI Program which enabled PDGR to bill certain outstanding work combined with collections on outstanding EDI receivables, a $0.4 million increase in accrued liabilities due to the timing of payments, and $0.8 million of depreciation and amortization and a $0.8 million provision for loss on disposal of discontinued operations. The aforementioned cash inflows from operating activities were offset by a $0.8 million increase in cash held in escrow related to the funding provisions of the agreements with Sirrom Environmental Funding, LLC, $0.4 million decrease in accounts payable due to payments, $0.3 million decrease in billings in excess of costs on uncompleted contracts related to the timing of contracts, an adjustment of $1.4 million due to the gain on the sale of PDGR common stock and $2.5 million as a result of the net loss generated in the period.

Cash inflows associated with financing activities during fiscal 1996 included $3.6 million of proceeds from the initial public offering of PDGR stock, $1.4 million of which was received directly by the Corporation and $2.2 million of which was received by PDGR. PDGR also received $0.1 million related to the sale of warrants in connection with the initial public offering. Financing activities also included $3.7 million of proceeds from refinanced indebtedness related to PDGR, offset by $8.5 million of repayments on indebtedness primarily related to PDGR.

The registrant's investing activities of $0.4 million during fiscal 1996 was attributable to the purchase of property, plant and equipment. Approximately $0.1 million of the property, plant and equipment purchased related to PDGR.

During fiscal 1995, the registrant's liquidity increased by $0.2 million as cash and short-term investments totaled $0.7 million at January 31, 1995 compared to $0.5 million at January 31, 1994.

The increase in cash flows during fiscal 1995 is principally attributable to net cash flows provided by financing activities of $4.5 million, which includes proceeds generated from borrowings under the registrant's existing lines of credit of $5.7 million and principal repayments on existing indebtedness of $1.2 million.

The net cash inflows generated by financing activities were used to fund investing activities on the part of the registrant in the amount of $0.2 million and to fund the cash outflows associated with the registrant's operating activities in the amount of $4.2 million.

Cash outflows used to fund the registrant's operating activities included a $3.7 million increase in accounts receivable and a $2.2 million increase in costs in excess of billing on uncompleted contracts, both of which are attributable to the higher sales levels in the current fiscal year, and a $0.4 million increase in other current assets principally related to costs associated with the initial public offering of a portion of the registrant's environmental remediation services operation which was finalized in February 1995. These cash outflows were partially offset by the cash inflows associated with a $0.9 million increase in accounts payable as a result of the higher sales levels and extended payment terms, a $0.1 million decrease in prepaid income taxes as a result of the collection of certain income tax refunds, a $0.4 million increase in accrued liabilities principally due to worker's compensation and union accruals, a $0.1 million increase in billings in excess of costs and estimated earnings due to the timing of invoices, and $0.9 million of cash inflows generated by net income and related adjustments.

Cash outflows used to fund investing activities by the registrant consisted of $0.3 million of property, plant and equipment purchases, partially offset by $0.1 million of cash inflows generated from the sale of property, plant and equipment.

During fiscal 1994, the registrant experienced a decrease in liquidity of $0.6 million as cash and short-term investments were reduced from $1.1 million at January 31, 1993 to $0.5 million at January 31, 1994. The decline in liquidity in fiscal 1994 was attributable to cash outflows in the amount of $0.5 million used to fund the purchase of property, plant and equipment and $0.5 million of cash outflows related to net repayments associated with existing indebtedness. The registrant funded $1.0 million of these cash outflows with cash generated from operating activities. Specifically, cash inflows generated by a reduction in accounts receivable of $3.0 million, the proceeds of a litigation settlement of $0.8 million, $0.2 million of billings in excess of costs on uncompleted contracts and an increase in accounts payable of $0.2 million more than offset a $1.2 million reduction in accrued liabilities, a $0.2 million increase in other current assets, and a $1.2 million increase in costs and estimated earnings in excess of billings on uncompleted contracts. The accounts receivable balance decreased as a result of the lower revenues during fiscal 1994 and the collection of receivables associated with a state reimbursement program. The increase in costs and estimated earnings in excess of billings on uncompleted contracts related to work performed under a state reimbursement program and the timing of billings. The decrease in accrued liabilities related to job costs.

The registrant maintained certain lines of credit with CVD Financial Corporation ("CVD Financial") which provided $3.6 million of combined availability at January 31, 1995. On February 27, 1995, the registrant repaid $1.1 million to CVD Financial with proceeds generated from the sale of its 40.5% interest in PDGR and the existing line of credit was reduced to $2.5 million. On March 31, 1995, the expiration date associated with the CVD Financial line of credit was extended to July 1, 1995.

On October 31, 1995, the registrant entered into an Amended and Restated Loan Agreement with CVD Financial wherein the maximum borrowings under this line of credit was set at $2,419,994. The interest rate under this line of credit was reduced from prime plus 7% to prime plus 3% and all amounts borrowed under this line of credit are due and payable on December 31, 1996. A term loan for $559,991 was also provided as part of the Loan Agreement, with interest at the prime rate of interest plus 3%. The Term Loan requires monthly principal payments of $13,533 plus interest.

As part of the aforementioned Loan Agreement, CVD Financial was granted the right to convert any portion of the outstanding balances of the line of credit and the term loan, any time after January 31, 1996, into common stock of the registrant. The Conversion Price is the lesser of the market price, as defined, of the registrant's common stock on January 31, 1996 or the market price on the date of the Conversion Notice, except that the conversion price, in neither case, shall not be less than $0.65 per share. Additionally, the registrant pledged shares representing its 59.5% ownership share in PDGR as additional collateral for the Loan Agreement.

On April 25, 1996, the Corporation entered into a Loan Extension Agreement ("Extension Agreement") whereby the maturity date for the line of credit and term loan were extended to May 1, 1997. The Extension Agreement also provides that if the Corporation sells its remaining 59.5% interest in PDGR, CVD would re-advance the Corporation $325,000 under the existing line of credit for working capital purposes. If the Corporation has not sold its remaining interest in PDGR by July 24, 1996, CVD would have the option at that time and thereafter to acquire the PDGR shares at $1 per share with the purchase price credited against the aforementioned loans. Upon sale of the PDGR stock by CVD prior to the maturity date of the loans, at amounts varying from $1 per share, the variance from $1 per share will be credited/charged to the Corporation's loan balance except that CVD may not sell the PDGR shares at a price below a defined floor amount which is $0.99 per share. CVD will be obligated to sell the PDGR shares to a third party identified by PDGR providing that the third party is paying at least $1 per share and the maturity date of the loans has not been reached.

Since the registrant is fully borrowed under its existing line of credit, incurred a significant loss from operations and is limited in the amount of funds which can be provided by PDGR, the registrant's ability to meet its immediate and future liquidity requirements is dependent upon the registrant's ability to maintain profitability on an ongoing basis and convert assets into cash. The registrant is pursuing the sale of its remaining 59.5% ownership in PDGR.

PDGR, in which the registrant maintains a 59.5% ownership interest, maintained a $5.0 million Barnett Bank Agreement. On June 14, 1995, PDGR entered into a forbearance agreement with Barnett Bank pursuant to which the revolving line of credit was terminated and the remaining principal balance outstanding under the Barnett Bank Agreement was to be paid down through a combination of funds provided under the agreement discussed below, collections on certain outstanding accounts receivable balances and stipulated principal payments.
The forbearance agreement provided that the maturity date relative to the remaining outstanding principal balance was February 1, 1996. The Barnett Bank term loan was repaid in full on December 21, 1995.

On January 27, 1995, PDG Environmental Services, Inc. ("PDGES"), a wholly-owned subsidiary of PDGR, entered into an agreement with Sirrom Environmental Funding LLC ("Sirrom Agreement"), which provides $0.75 million of funding in connection with clean-up activities under the EDI Program. The Sirrom Agreement expires on January 27, 1997 and enables PDGES to fund the amounts which PDGES bills under the EDI Program at the prime rate of interest, as defined, plus 2%. The Corporation is advanced 100% of amounts billed, plus is required to deposit 10% into an escrow account to cover potential disallowances. The registrant and PDGR are guarantors on the Sirrom Agreement. As of January 31, 1996, PDGES was advanced approximately $0.7 million under the Sirrom Agreement.

On August 21, 1995, PDGES entered into an agreement with Sirrom Environmental Funding LLC ("Second Sirrom Agreement"), which provides $4.0 million of funding relative to unbilled amounts under the EDI Program. The Second Sirrom Agreement, which expires on August 21, 1997, enables PDGR to fund prospective amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. Although PDGR will be advanced 100% of amounts billed, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. PDGR also issued a warrant to purchase 100,000 shares of PDGR's common stock at an exercise price of $1.37 per share in conjunction with the execution of the Second Sirrom Agreement. The registrant and

PDGR are guarantors under the Second Sirrom Agreement. As of January 31, 1996, PDGR had been advanced $1.9 million under the Second Sirrom Agreement.

The registrant will continue to monitor closely its short-term and long-term liquidity requirements on an ongoing basis and is prepared to implement any measures required to conserve cash to meet its needs and to satisfy its obligations. Those measures may include the sale of all or a portion of their remaining 59.5% ownership in PDGR.

PROSPECTIVE INFORMATION

The registrant's current business consists principally of asbestos abatement contracting and a 59.5% ownership interest in PDGR, which is engaged in providing environmental remediation services.

During fiscal 1996, PDGR's operations were materially adversely affected by the changes in the EDI Program because a substantial portion of PDGR's historical revenues have been generated both directly and indirectly under the EDI Program. PDGR has responded to the financial impact of these EDI Program changes through implementation of cost reductions, the discontinuance of its thermal treatment facility, increased marketing efforts to actively participate under the Pre-Approval Program, and identification of potential acquisitions to replace the revenues lost.

PDGR has increased its backlog of high priority sites eligible under the Pre-Approval Program in recent months; however, delays associated with the Pre-Approval Program has prevented PDGR from commencing work on these high priority sites. Therefore, PDGR believes that its operations will continue to be adversely affected in the first and second quarters of fiscal 1997 as a result of these delays.

In a further effort to replace these lost revenues, PDGR has entered into a letter of intent to acquire SPATCO, an environmental remediation service company, which generated revenues of approximately $12.0 million in 1995 in exchange for shares of PDGR's common stock. Although the consummation of the transaction is subject to a number of conditions including the negotiation and execution of a definitive agreement, the parties expect the transaction to close during PDGR's second quarter of fiscal 1997.

The Florida legislature is currently in session and is considering a number of measures to satisfy the State of Florida's existing obligations to fund the backlog under the EDI Program. The legislation as currently proposed provides for the State of Florida to fund the existing backlog through the issuance of bonds, thereby enabling reimbursement applications submitted under the EDI
Program to be paid on an accelerated basis.   However, in exchange for this
accelerated payment, it is currently proposed that reimbursement applications will be paid at a discount effective January 1, 1997. The proposed annual discount rate to be used is 3.5%, and the present value of an application will be based upon the accelerated date the FDEP anticipates settling a reimbursement application, compared to the original date a reimbursement application was scheduled to be settled.

Although the impact of the proposed legislation on PDGR's results of operations cannot be ultimately determined until a final bill is signed into law, PDGR believes it may be required to record an additional charge to reflect the negative impact of the discounting on its results of operations and financial condition. PDGR is currently unable to determine the materiality of this change on its operations.

PDGR's results of operations and financial condition would also benefit, on a prospective basis, as a result of the legislation as currently proposed. The registrant would experience significant reductions in interest costs associated with the funding of its reimbursement applications under the EDI Program as a result of an accelerated payment schedule as the Sirrom Environmental, LCC funding arrangement requires the registrant to recognize interest expense at the prime rate plus 3%. Further, as a result of a bond issuance, approximately $100 million per year would be allocated by the FDEP to support new remediation work under the Pre-Approval Program which is currently funded at an annual rate of $30 million.

PDGES, a wholly-owned subsidiary of PDGR, is currently involved in litigation with ISLIC as a result of insurance advances made to PDGES by ISLIC. A judgment rendered against PDGES would have a detrimental impact on PDGR's future cash flow.

The registrant has also been named in a purported class action suit involving the purchase by all persons and entities of the registrant's common stock from February 9, 1995 through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

The registrant believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the registrant and the other defendants would likely have a material adverse effect on the business and operations of the registrant.

In April 1996, David J. D'Appolonia, President of the registrant, resigned his position to pursue personal business activities. He also resigned as a member of the registrant's Board of Directors. The resignation of Mr. D'Appolonia along with other staff reductions, office closings and the reduction in interest expense on the negotiated lines of credit will result in significant overhead reductions.

The resignation of Mr. D'Appolonia along with the resignation of Mr. William W. Sorenson as a member of the registrant's Board of Directors in December 1995 for personal reasons, reduces the registrant's Board of Directors to two members consisting of one internal and one external director. The registrant has not as yet arranged replacements for members of the Board of Directors but will be seeking new directors to stand for election at this year's Annual Meeting of Stockholders.

In order to improve the registrant's liquidity, the registrant continues to explore the sale of all or a portion of their remaining 59.5% ownership interest in PDGR.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiaries and the report of Ernst & Young LLP are submitted under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years of the registrant, there were no disagreements with the independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement would have caused them to make reference to the subject matter of the disagreement or disagreements in connection with their reports.


                                    PART III

The information called for by Part III (Items #10, 11, 12 and 13) is incorporated herein by references to the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) AND (2) The following consolidated financial statements and financial statement schedule of the registrant and its subsidiaries are submitted pursuant to the requirements of this section.

                                                                                                              PAGE
                                                                                                              ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheets as of January 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Consolidated Statements of Operations for the Three Years Ended
  January 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Changes in Stockholders' Equity for the Three
  Years Ended January 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the Three Years Ended
  January 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-21

         All other schedules for PDG Environmental, Inc. and consolidated subsidiaries for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(A) (3)  EXHIBITS:

                                                                                                                          PAGES
                                                                                                                      OF SEQUENTIAL
                                      EXHIBIT INDEX                                                                 NUMBERING SYSTEM
                                      -------------                                                                 ----------------
3.1      Certificate of Incorporation of the registrant and all amendments thereto, filed as Exhibit 3.1 to the registrant's Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

3.2      Certificate of Amendment to the Certificate of Incorporation of the registrant, approved by stockholders on June 25, 1991, filed as Exhibit 3(a) to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, is incorporated herein by reference.

3.3      Amended and Restated By-laws of the registrant, filed as Exhibit 4.2 to the registrant's registration statement on Form S-8 of securities under the PDG Environmental, Inc. Amended and Restated Incentive Stock
         Option Plan as of June 25, 1991, are incorporated herein by reference.

4.1      Certificate of the Powers, Designation, Preferences, and Relative, Participating, Optional or Other Rights,
         and the Qualifications, Limitations or Restrictions of the Series A, 9.00% Cumulative Convertible Preferred
         Stock, filed as Exhibit H with the registrant's preliminary proxy materials on July 23, 1990
         (File No. 0-13667), is incorporated herein by reference.

                                                                                                                          PAGES
                                                                                                                      OF SEQUENTIAL
                                      EXHIBIT INDEX                                                                 NUMBERING SYSTEM
                                      -------------                                                                 ----------------
4.2      Certificate of Amendment of Certificate of the Powers, Designation, Preferences and Relative,
         Participating, Optional or Other Rights, and the Qualifications, Limitations, or Restrictions of the
         Series A 9% Cumulative Convertible Preferred Stock (par value $0.01 per share), filed as Exhibit 4(a)
         to the registrant's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993, is incorporated herein by reference.

4.3      Certificate of Powers, Designation, Preferences and Relative, Participating, Optional or Other Rights,
         and the Qualifications, Limitations or Restrictions of the Series B, 4.00% Cumulative, Convertible
         Preferred Stock, filed as Exhibit 4.2 to the registrant's registration on Form S-3 on March 17, 1993, is incorporated herein by reference.

4.4      Share Purchase Agreement, dated as of December 23, 1992, between the registrant and Conversion
         Industries, Inc., filed as Exhibit (i) to the registrant's Current Report on Form 8-K dated
         December 23, 1992, is incorporated herein by reference.

4.5      Surrender and Release Agreement as of January 31, 1996 between Ventana Leasing, Inc. and
         PDG Environmental, Inc., Geo Recovery Service, Ltd., Geo Holdings, Inc. and PDG of Delaware, Inc.
         filed as Exhibit 4.22 of the PDG Remediation, Inc. Annual Report on Form 10-K for the year ended
         January 31, 1996, is incorporated herein by reference.

4.6      Credit Agreement between PDG Remediation, Inc., Geo Holding Company, PDG of Delaware, Inc., Geo Recovery
         Services, Ltd, and PDG Environmental Services, Inc. and Barnett Bank of Central Florida, N.A., dated as of February 8, 1995, filed as Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1995, is incorporated herein by reference.

4.7      First Amendment to Credit Agreement and Security Agreement between PDG Remediation, Inc., Geo Holding
         Company, PDG of Delaware, Inc., Geo Recovery Services, Ltd. and PDG Environmental Services, Inc. and
         Barnett Bank of Central Florida, N.A., effective as of February 8, 1995, filed as Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1995, is incorporated herein by reference.

4.8      Amended and Restated Forbearance Agreement dated August 8, 1995 between Borrower and Guarantor and
         Barnett Bank of Central Florida, N.A. filed as Exhibit 4(a) of the PDG Remediation, Inc. Quarterly Report
         on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

4.9      Amended and Restated Loan Agreement between CVD Financial Corporation and PDG Environmental Services, Inc.,
         dated September 6, 1994 in the amount of $4,000,000, filed as Exhibit 4(a) to the registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference.

                                                                                                                         PAGES
                                                                                                                      OF SEQUENTIAL
                                      EXHIBIT INDEX                                                                 NUMBERING SYSTEM
                                      -------------                                                                 ----------------
4.10     Loan Agreement between CVD Financial Corporation and PDG Environmental, Inc. and its subsidiaries and partnerships, filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1994, is incorporated herein by reference.

4.11     Loan Modification Agreement, dated September 30, 1994, by and among CVD Financial Corporation,
         PDG Environmental, Inc., PDG, Inc., PDG Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services Co., PDG Environmental Remediation and Geo Recovery Services, Ltd.,
         filed as Exhibit 4(b) to the registrant's quarterly report on Form 10-Q for the quarter ended
         October 31, 1994, is incorporated herein by reference.

4.12     Loan Modification Agreement, dated December 9, 1994, by and among CVD Financial Corporation,
         PDG Environmental, Inc., PDG, Inc., PDG Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services, Co., PDG Environmental Remediation, Geo Recovery Services, Ltd. and
         PDG Remediation, Inc., filed as Exhibit 4(c) to registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference.

4.13     Loan Modification Agreement dated February 7, 1995 by and among CVD Financial Corporation,
         PDG Environmental, Inc., PDG, Inc., PDG Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services, Co., PDG Environmental Remediation, Geo Recovery Services, Ltd and
         PDG Remediation, Inc., filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1995, is incorporated herein by reference.

4.14     Master Funding and Indemnification Agreement dated August 21, 1995 between PDG Environmental Services, Inc.
         and Sirrom Environmental Funding, LLC, filed as Exhibit 4(b) of the PDG Remediation, Inc. Quarterly Report
         on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

4.15     Amended and Restated Loan Agreement between CVD Financial Corporation and PDG Environmental, Inc., PDG, Inc.,
         Project Development Group, Inc., and Enviro-Tech Abatement Services Co., dated October 31, 1995, filed as
         Exhibit 4(a) to the registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1995, is incorporated herein by reference.

4.16     Master Funding and Indemnification Agreement between PDG Environmental Services, Inc. and Sirrom Environmental
         Funding, LLC dated January 27, 1995 is incorporated by reference to Exhibit 4(c) of the PDG Remediation, Inc.
         Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, is incorporated herein by reference.

4.17     Loan Extension Agreement between CVD Financial Corporation and PDG Environmental, Inc., PDG, Inc., Project
         Development Group, Inc. and Enviro-Tech Abatement Services Co., dated April 24, 1996.

                                                                                                                         PAGES
                                                                                                                     OF SEQUENTIAL
                                      EXHIBIT INDEX                                                                NUMBERING SYSTEM
                                      -------------                                                                ----------------
4.18     Purchase Agreement dated as of January 31, 1996 between Specialty Environmental, Inc. and PDG
         Remediation, Inc. filed as Exhibit 10.5 of the PDG Remediation, Inc. Annual Report on Form 10-K
         for the year ended January 31, 1996 is incorporated herein by reference.

10.1     Indemnity Agreement dated as of the first day of July 1990 by and among Project Development Group, Inc.
         and John C. and Eleanor Regan, filed as Exhibit 10.1 to the registrant's Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.2     Assumption Agreement entered into as of the fourteenth day of December 1990 among Project Development
         Group, Inc., and John C. and Eleanor Regan, filed as Exhibit 10.2 to the registrant's Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.3     PDG Environmental, Inc. Amended and Restated Incentive Stock Option Plan as of June 25, 1991, filed as Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.4     PDG Environmental, Inc. 1990 Stock Option Plan for Employee Directors, filed as Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.5     PDG Environmental, Inc. 1990 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.6     Demand note between the registrant and John C. Regan, filed as Exhibit 10.4 to the registrant's
         Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.7     Demand note between the registrant and David J. D'Appolonia, filed as Exhibit 10.5 to the registrant's
         Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.8     Demand note between the registrant and Dulcia Maire, filed as Exhibit 10.6 to the registrant's
         Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.9     Letter agreement between the registrant and Messrs. Sorenson and Bendis, filed as Exhibit 10.7 to the registrant's Annual Report Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

                                                                                                                         PAGES
                                                                                                                     OF SEQUENTIAL
                                      EXHIBIT INDEX                                                                NUMBERING SYSTEM
                                      -------------                                                                ----------------
10.10    Stock Purchase Agreement dated as of March 31, 1992 by and between PDG Environmental, Inc. and
         Jones Group, Inc., filed as Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.11    Asset Purchase Agreement dated as of October 13, 1992, among PDG Environmental, Inc., Resource
         Recovery of America, Inc., and International Recovery Corp., filed as Exhibit (i) to the registrant's
         Current Report on Form 8-K dated December 31, 1992, is incorporated herein by reference.

10.12    Equipment Lease between Ventana Leasing, Inc., and PDG Environmental, Inc. dated October 25, 1992, filed as Exhibit (ii) to the registrant's Current Report on Form 8-K dated December 31, 1992, is incorporated herein by reference.

10.13    Amended and Restated Loan Agreement between CVD Financial Corporation and PDG Environmental
         Services, Inc., dated September 6, 1994 in the amount of $4,000,000, filed as Exhibit 4(a) to the registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference (as it appears in 4.9).

10.14    Loan Agreement between CVD Financial Corporation and PDG Environmental, Inc. and its subsidiaries and partnerships, filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1994, is incorporated herein by reference (as it appears in 4.10).

10.15    Loan Modification Agreement, dated September 30, 1994, by and among CVD Financial Corporation,
         PDG Environmental, Inc., PDG, Inc., PDG Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services Co., PDG Environmental Remediation and Geo Recovery Services, Ltd.,
         filed as Exhibit 4(b) to the registrant's quarterly report on Form 10-Q for the quarter ended October 31,
         1994, is incorporated herein by reference (as it appears in 4.11).

10.16    Loan Modification Agreement, dated December 9, 1994, by and among CVD Financial Corporation,
         PDG Environmental, Inc., PDG, Inc., PDG Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services, Co., PDG Environmental Remediation, Geo Recovery Services, Ltd. and
         PDG Remediation, Inc., filed as Exhibit 4(c) to registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference (as it appears in 4.12).

10.17    Loan Modification Agreement dated February 7, 1995 by and among CVD Financial Corporation,
         PDG Environmental, Inc., PDG, Inc., PDG Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services, Co., PDG Environmental Remediation, Geo Recovery Services, Ltd and
         PDG Remediation, Inc., filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1995, is incorporated herein by reference (as it appears in 4.13).

                                                                                                                         PAGES
                                                                                                                     OF SEQUENTIAL
                                      EXHIBIT INDEX                                                                NUMBERING SYSTEM
                                      -------------                                                                ----------------
10.21    Letter Agreements, dated July 15, 1994 by and between J.A. Jones Construction Services Company and
         PDG Remediation, Inc. and U.S. Navy Contract N62470-23-D-3033 (filed on July 29, 1994), filed as
         Exhibit 10.1 to the PDG Remediation, Inc. registration statement on Form S-1, Amendment No. 4, filed on February 9, 1995, is incorporated herein by reference.

10.22    Amended and Restated Forbearance Agreement dated August 8, 1995 between Borrower and Guarantor and
         Barnett Bank of Central Florida, N.A. filed as Exhibit 4(a) of the PDG Remediation, Inc. Quarterly
         Report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

10.23    Master Funding and Indemnification Agreement dated August 21, 1995 between PDG Environmental
         Services, Inc. and Sirrom Environmental Funding, LLC, filed as Exhibit 4(b) of the PDG Remediation,
         Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference (as it appears at 4.14).

10.24    Amended and Restated Loan Agreement between CVD Financial Corporation and PDG Environmental, Inc.,
         PDG, Inc., Project Development Group, Inc., and Enviro-Tech Abatement Services Co., dated
         October 31, 1995, filed as Exhibit 4(a) to the registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1995, is incorporated herein by reference (as it appears at 4.15).

10.25    Master Funding and Indemnification Agreement between PDG Environmental Services, Inc. and Sirrom
         Environmental Funding, LLC dated January 27, 1995 is incorporated by reference to Exhibit 4(c) of the PDG Remediation, Inc. Quarterly Report on Form 10-Q for the quarter ended October 31, 1995, is incorporated herein by reference (as it appears at 4.16).

10.26    Loan Extension Agreement between CVD Financial Corporation and PDG Environmental, Inc., PDG, Inc.,
         Project Development Group, Inc. and Enviro-Tech Abatement Services Co., dated April 24, 1996
         (as it appears at 4.17).

11       Statement regarding computation of per share earnings.

21       List of subsidiaries of the registrant.

23       Consent of independent auditors.

24       Power of attorney of directors.

27       Financial Data Schedule


(B)      REPORTS ON FORM 8-K

         The registrant did not file any Current Reports on Form 8-K during the three months ended January 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PDG ENVIRONMENTAL, INC.

                             /s/ John C. Regan
                             ---------------------------------------------------
                             John C. Regan, Chairman and Chief Executive Officer


Date:  April 30, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John C. Regan                                           April 30, 1996
- ------------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)


Richard A. Bendis, Director                  By /s/ John C. Regan
                                             -------------------------------
                                             John C. Regan, Attorney-in-Fact
                                             April 30, 1996

                            PDG ENVIRONMENTAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           ITEMS 8, 14(a)(1) AND (2)
             FINANCIAL STATEMENTS, SCHEDULES AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PDG Environmental, Inc.


We have audited the accompanying consolidated balance sheets of PDG Environmental, Inc. (the "Corporation") as of January 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. at January 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP


Pittsburgh, Pennsylvania
March 20, 1996,
except for Notes 3 and 7 as to which the date is April 25, 1996

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                             JANUARY 31,
                                                                                         1996                1995
                                                                              ----------------------------------------
ASSETS

CURRENT ASSETS
 Cash and short-term investments                                                $    636,000         $    681,000
 Cash held in escrow                                                                 968,000              151,000
 Accounts receivable, less allowance of $768,000 and
    $624,000 in 1996 and 1995, respectively                                        4,847,000            8,675,000
 Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                          2,990,000            5,216,000
 Inventories                                                                         181,000              216,000
 Notes receivable from officers                                                      197,000              197,000
 Prepaid income taxes                                                                 64,000              174,000
 Other current assets                                                                492,000              552,000
 Net assets of discontinued operation                                                      -              437,000
                                                                                ------------         ------------

TOTAL CURRENT ASSETS                                                              10,375,000           16,299,000

PROPERTY, PLANT AND EQUIPMENT
 Land                                                                                 42,000               42,000
 Leasehold improvements                                                               66,000               60,000
 Furniture and fixtures                                                              168,000              148,000
 Vehicles                                                                            457,000              395,000
 Equipment                                                                         3,400,000            3,078,000
 Buildings                                                                           369,000              369,000
                                                                                ------------         ------------

                                                                                   4,502,000            4,092,000
 Less: accumulated depreciation                                                    3,503,000            2,994,000
                                                                                ------------         ------------

                                                                                     999,000            1,098,000

OTHER ASSETS                                                                          76,000              122,000
                                                                                ------------         ------------

TOTAL ASSETS                                                                    $ 11,450,000         $ 17,519,000
                                                                                ============         ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                            JANUARY 31,
                                                                                   1996                      1995
                                                                              ----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                             $   2,734,000          $ 3,058,000
 Accrual for sale of discontinued operation                                         140,000                    -
 Insurance company accrual                                                        1,284,000            1,284,000
 Short-term borrowings                                                                    -            3,520,000
 Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                           615,000              745,000
 Accrued liabilities                                                              1,535,000            1,171,000
 Current portion of long-term debt                                                  192,000               43,000
                                                                              -------------          -----------

TOTAL CURRENT LIABILITIES                                                         6,500,000            9,821,000

LONG-TERM DEBT                                                                    2,786,000            4,089,000

MINORITY INTEREST                                                                   946,000                    -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Cumulative convertible Series A preferred stock, (2%) $0.01 par value,
     5,000,000 shares authorized and 186,052 and 235,099 issued and outstanding shares at January 31, 1996 and 1995, (liquidation
     preference $1,860,524 and $2,350,990, respectively)                            444,000              562,000
 Common stock, $0.02 par value, 30,000,000 shares authorized and 5,908,868 shares and 5,423,695 shares issued and outstanding
     at January 31, 1996 and 1995                                                   118,000              109,000
 Paid-in capital                                                                  4,230,000            3,866,000
                                                                              -------------         ------------
                                                                                  4,348,000            3,975,000

 (Deficit) retained earnings                                                     (3,574,000)            (928,000)
                                                                              -------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                                        1,218,000            3,609,000
                                                                              -------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  11,450,000          $17,519,000
                                                                              =============          ===========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                        FOR THE YEARS ENDED JANUARY 31,
                                                                    1996               1995            1994
                                                               ----------------------------------------------------------
CONTRACT REVENUES                                             $ 20,994,000       $  27,020,000      $ 21,656,000

CONTRACT COSTS                                                  18,166,000          22,274,000        18,055,000
                                                              ------------        ------------      ------------

GROSS MARGIN                                                     2,828,000           4,746,000         3,601,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     5,253,000           4,723,000         4,961,000
                                                              ------------        ------------      ------------


INCOME (LOSS) FROM OPERATIONS                                   (2,425,000)             23,000        (1,360,000)

OTHER INCOME (EXPENSE):
 Gain on sale of PDG Remediation, Inc. Common Stock              1,354,000                   -                 -
 Equity (loss) income in joint ventures                                  -                   -           (15,000)
 Equity income in Integrated Remediation, Inc.                           -                   -             5,000
 Interest expense:
    Interest on financial obligations                             (873,000)           (841,000)         (539,000)
    Amortization of estimated fair market value of warrants              -            (142,000)          (23,000)
 Interest income                                                    37,000              16,000            28,000
 Other income                                                       10,000              45,000            13,000
                                                              ------------        ------------      ------------

                                                                   528,000            (922,000)         (531,000)
                                                              ------------        ------------      ------------
(LOSS) INCOME BEFORE INCOME TAXES, DISCONTINUED
  OPERATIONS, MINORITY INTEREST IN LOSSES OF
  CONSOLIDATED SUBSIDIARY AND EXTRAORDINARY ITEM                (1,897,000)           (899,000)       (1,891,000)

INCOME TAX PROVISION                                                     -              55,000            22,000

MINORITY INTEREST                                                  506,000                   -                 -
                                                              ------------        ------------      ------------

LOSS BEFORE DISCONTINUED OPERATION AND EXTRAORDINARY
  ITEM                                                          (1,391,000)           (954,000)       (1,913,000)

DISCONTINUED OPERATION:
 Income (loss) from operation, net of income tax
      of $100,000 and $39,000 in 1995 and 1994,
      respectively                                                (560,000)            655,000           468,000
    Loss on disposal                                              (500,000)                  -                 -


EXTRAORDINARY ITEM, NET OF TAX                                           -             772,000                 -
                                                              ------------        ------------      ------------

NET INCOME (LOSS)                                             $ (2,451,000)      $     473,000      $ (1,445,000)
                                                              ============       =============      ============

UNDECLARED PREFERRED STOCK DIVIDEND REQUIREMENTS              $     45,000       $           -      $    547,000
                                                              ============       =============      ============

EARNINGS (LOSS) PER COMMON SHARE
 Loss before extraordinary item and discontinued
   operation                                                  $      (0.25)      $       (0.13)     $      (0.75)
 Discontinued operation                                              (0.19)               0.09              0.14
 Extraordinary item                                                      -                0.11                 -
                                                              ------------       -------------      ------------

 Net income (loss) per share                                  $      (0.44)      $        0.07      $      (0.61)
                                                              ============       =============      ============

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING                                        5,670,000           7,157,000         3,267,000
                                                              ============       =============      ============


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.


                                            PREFERRED       PREFERRED                                (DEFICIT)          TOTAL
                                              STOCK           STOCK        COMMON       PAID-IN       RETAINED      STOCKHOLDERS'
                                             SERIES A       SERIES B        STOCK       CAPITAL       EARNINGS          EQUITY
                                          ---------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 1993               $2,389,000     $1,059,000      $  26,000    $  408,000     $ 316,000      $4,198,000

Conversion of 100 shares of
    cumulative convertible 4%
    preferred stock into 905,484
    shares of common stock                               (1,059,000)        18,000     1,034,000       (19,000)        (26,000)

Conversion of 735,160 shares
    of cumulative convertible
    9% preferred stock into
    3,038,972 shares of common stock      (1,756,000)                       61,000     1,941,000      (246,000)              -

Issuance of 22,375 shares under
    Employee Incentive Stock Option Plan                                                  18,000                        18,000

Issuance of 38,500 shares under
    Non-Employee Directors Stock
    Option Plan                                                              1,000        22,000                        23,000

Issuance of 375,000 warrants                                                             281,000                       281,000

Net loss                                                                                            (1,445,000)     (1,445,000)
                                           ---------      ---------      ---------     ---------     ---------       ---------


BALANCE AT JANUARY 31, 1994                  633,000              -        106,000     3,704,000    (1,394,000)      3,049,000

Conversion of 29,740 shares of
    cumulative convertible 9%
    preferred stock into 121,392
    shares of common stock                   (71,000)                        3,000        75,000        (7,000)              -

Issuance of 277,500 warrants                                                              89,000                        89,000

Issuance of 150,000 warrants                                                              52,000                        52,000

Adjustment to exercise price
   and revaluation of 375,000 warrants                                                   (57,000)                      (57,000)

Issuance of 5,500 shares under
    Employee Incentive Stock Option Plan                                                   3,000                         3,000

Net income                                                                                             473,000         473,000
                                           ---------      ---------      ---------    ----------     ---------        --------


BALANCE AT JANUARY 31, 1995                  562,000              -        109,000     3,866,000      (928,000)      3,609,000

Conversion of 49,047 shares of
    cumulative convertible 9%
    preferred stock into 204,902
    shares of common stock                  (118,000)                        4,000       134,000       (20,000)              -

Issuance of 1,000,000 warrants by PDGR                                                    60,000                        60,000

Issuance of 280,071 shares of
    common stock to reflect declaration
    of 1/3 of the common stock rights                                        5,000       170,000      (175,000)              -

Net loss                                                                                            (2,451,000)     (2,451,000)
                                           ---------      ---------      ---------     ---------     ---------       ---------


BALANCE AT JANUARY 31, 1996                $ 444,000      $       -      $ 118,000    $4,230,000   $(3,574,000)     $1,218,000
                                           =========      =========      =========    ==========   ===========      ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PDG ENVIRONMENTAL, INC.

                                                                                  FOR THE YEARS ENDED JANUARY 31,
                                                                            1996                1995               1994
                                                              --------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $(2,451,000)       $   473,000         $(1,445,000)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
  Depreciation and amortization                                              764,000            840,000             777,000
  Minority Interest                                                       (1,228,000)                 -                   -
  Gain on sale of PDG Remediation, Inc. common stock                      (1,354,000)
  Equity losses (earnings), including distributions from
    (advances to) joint venture                                                    -             14,000              (6,000)
  Deferred income taxes                                                            -           (174,000)            (31,000)
  Provision for loss on disposal of discontinued operation                   840,000                  -                   -
  Provision for losses on accounts receivable                                402,000            260,000             355,000
  Other                                                                      (56,000)           172,000              73,000
  Extraordinary item                                                               -           (678,000)                  -

CHANGES IN CURRENT ASSETS AND LIABILITIES OTHER THAN CASH:
  Cash held in escrow                                                       (817,000)          (151,000)                  -
  Accounts receivable                                                      3,426,000         (3,697,000)          2,989,000
  Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                  2,226,000         (2,188,000)         (1,189,000)
  Inventories                                                                 35,000            (24,000)             79,000
  Proceeds from litigation settlement                                              -                  -             791,000
  Prepaid income taxes                                                       110,000             51,000              49,000
  Other current assets                                                             -           (432,000)           (195,000)
  Accounts payable                                                          (390,000)           861,000             188,000
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                   (130,000)            78,000             226,000
  Net assets of discontinued operation                                      (263,000)           (36,000)         (1,282,000)
  Accrued liabilities                                                        382,000            388,000          (1,228,000)
  Other                                                                            -             45,000             (72,000)
                                                                        ------------        -----------         -----------

TOTAL ADJUSTMENTS                                                          4,579,000         (5,105,000)            356,000
                                                                        ------------        -----------         -----------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               1,496,000         (4,198,000)             79,000

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment                                 (404,000)          (304,000)           (470,000)
  Proceeds from sale of property, plant and equipment                              -            123,000               5,000
                                                                        ------------        -----------         -----------

NET CASH USED BY INVESTING ACTIVITIES                                       (404,000)          (181,000)           (465,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt                                                       3,696,000          5,749,000           1,952,000
  Proceeds on sale of PDG Remediation, Inc. common stock                   3,586,000                  -                   -
  Proceeds on sale of warrants                                               100,000                  -                   -
  Principal payments on debt                                              (8,519,000)        (1,201,000)         (2,110,000)
                                                                        ------------        -----------         -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          (1,137,000)         4,548,000            (158,000)
                                                                        ------------        -----------         -----------

Net increase (decrease) in cash and short-term investments                   (45,000)           169,000            (544,000)
Cash and short-term investments, beginning of year                           681,000            512,000           1,056,000
                                                                        ------------        -----------         -----------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                            $    636,000        $   681,000         $   512,000
                                                                        ============        ===========         ===========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 1996


NOTE 1 - BASIS OF PRESENTATION

BUSINESS ACTIVITIES

PDG Environmental, Inc. (the "Corporation") is primarily engaged in providing environmental services to the public and private sectors. These environmental services consist of asbestos abatement and environmental remediation services.

Asbestos abatement services are generally performed under the terms of fixed price contracts or time and materials contracts with a duration of less than one year, although larger projects may require two or three years to complete.

The Corporation's environmental remediation services segment provides remediation services associated with leaking underground storage tanks and hazardous materials. The underground storage tank remediation services are generally performed under the terms of cost-plus and time and materials contracts with a duration of one to three years and can be terminated by either party upon 30 days notice. The remediation services segment also operated a facility which remediated petroleum-contaminated soil utilizing a thermal desorption process. On April 25, 1996, the interest in this facility was sold. The effective date of the transaction for accounting purposes was January 31, 1996 and, accordingly, the Corporation has classified the operations of this facility as a discontinued operation (see also Note 3).

Effective July 20, 1994, the Corporation formed a new subsidiary PDG Remediation, Inc. ("PDGR"). The Corporation's environmental remediation services business was merged into PDGR effective October 20, 1994. PDGR operated as a wholly-owned subsidiary of the Corporation until February 9, 1995, at which time, the Corporation sold approximately 40.5% of its wholly-owned environmental remediation services business, PDGR, to the public. The sale consisted of 1,000,000 shares of PDGR common stock (at $5.00 per share) and 1,000,000 redeemable warrants to purchase an additional 1,000,000 shares of PDGR common stock (at $0.10 per warrant). The Corporation sold 400,000 of its PDGR common shares as part of the offering and received net proceeds of approximately $1,400,000. PDGR sold 600,000 newly issued common shares plus 1,000,000 redeemable warrants and received net proceeds of approximately $2,300,000. The Corporation recognized a pre-tax gain of $1,354,000 on the transaction. The redeemable warrants entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share. The redeemable warrants may be exercised at any time and expire on February 9, 2000. The Corporation will continue to consolidate its remaining interest (currently 59.5%) as long as more than 50% of the common stock is owned.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL PRESENTATION:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the Corporation's wholly-owned subsidiaries. The accounts of PDGR in which the Corporation maintains a 59.5% ownership interest subsequent to the initial public offering of PDGR's common stock and warrants as described in Note 1. All significant intercompany transactions are eliminated in consolidation.

REVENUES AND COST RECOGNITION:

Revenues for asbestos abatement and environmental remediation services are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenues from the treatment of contaminated soil were recognized when the soil was processed by the Corporation.

Contract costs include direct labor and material costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, depreciation, repairs and insurance. Selling, general and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period that such amounts are incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

CASH AND SHORT-TERM INVESTMENTS:

Cash and short-term investments consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. At January 31, 1996 and 1995, cash and short-term investments included two certificates of deposit totaling $75,000 and $91,500, respectively, which secure underlying letters of credit and cash held in escrow totaling $75,000 and $206,000, respectively.

CASH HELD IN ESCROW:

Cash held in escrow represents amounts which are subject to withdrawal restrictions and principally relate to a funding arrangement with Sirrom Environmental Funding, LLC (also see Note 7) and work performed as a subcontractor to certain companies in the EDI Program.

INVENTORIES:

Inventories consisting of materials and supplies used in the completion of contracts is stated at the lower of cost (on a first-in, first-out basis) or market.

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method.

INCOME TAXES:

Earnings on construction contracts, for income tax purposes, are determined using the percentage-of-completion method of accounting.

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted laws and rates.

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Additionally, Geologic Recovery Systems was treated as a discontinued operation (see Note 3), and all prior year financial statements were reclassified to conform with this presentation.

NOTE 3 - DISCONTINUED OPERATION

On April 25, 1996, the Corporation sold its interest in its thermal treatment facility, GeoLogic Recovery Systems ("GeoLogic") to Specialized Environmental, Inc. ("SEI") in exchange for the assumption by SEI of all of the obligations and liabilities of GeoLogic. The sale was effective as of January 31, 1996 for accounting purposes. Concurrently, the Corporation entered into a Surrender and Release Agreement effective as of January 31, 1996 with respect to an equipment lease associated with the facility in exchange for a $0.22 million payment.

The Corporation has accounted for GeoLogic as a discontinued operation as of January 31, 1996 and, accordingly, its operating results are reported in this manner in all years presented in the accompanying consolidated financial statements. The Corporation has recorded a loss on the disposition of GeoLogic of $0.5 million in fiscal 1996 net of minority interest. Net sales of GeoLogic were $1.5 million, $ 3.9 million and $ 4.0 million in fiscal years 1996, 1995 and 1994, respectively.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 1996 and 1995 include $166,000 and $263,000, respectively, of retainage receivables. For the years ended January 31, 1996 and 1995, no single customer contributed to 10% or more of the Corporation's consolidated revenues.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the credit worthiness of customers and, when necessary, requests collateral to secure the performance of services.

PDGR has contracts to provide services involving the remediation of underground storage tank sites for private customers under the EDI Program. Receivables under this program at January 31, 1996 and 1995 totaled $2,000,000 and $4,942,000, respectively. During the three years ended January 31, 1996, revenues equal to 14%, 28% and 16%, respectively, of consolidated revenues were attributable to this program.

PDGR also performs services as a subcontractor to companies with respect to work performed under a state reimbursement program. In certain circumstances, PDGR has provided an indemnification for any amounts which are not reimbursed. At January 31, 1996 and 1995, PDGR has provided such indemnifications for $7,011,000 and $3,137,000, respectively, of work performed pursuant to such subcontractor arrangements. PDGR has provided for any potential future losses associated with these indemnifications as part of its allowance for doubtful accounts.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:

                                                          JANUARY 31,
                                                   1996                1995
                                               --------------------------------
Revenues earned on uncompleted contracts       $12,686,000          $16,619,000
Less:  billings to date                         10,311,000           12,148,000
                                               -----------          -----------

Net Under Billings                             $ 2,375,000          $ 4,471,000
                                               ===========          ===========

Included in the accompanying consolidated balance sheets under the following captions:

                                                                             JANUARY 31,
                                                                       1996             1995
                                                                    ---------------------------
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                             $2,990,000       $5,216,000
Billings in excess of costs and estimated earnings on
 uncompleted contracts                                                (615,000)        (745,000)
                                                                    ----------       ----------

Net Under Billings                                                  $2,375,000       $4,471,000
                                                                    ==========       ==========

Costs and estimated earnings in excess of billings on uncompleted contracts at January 31, 1996 and 1995 include approximately $400,000 and $300,000, respectively, related to contracts where the customers are disputing the related scope. The Corporation is litigating to recover the additional monies owed under one contract and a contract claim on the other claim. Management believes that the amounts will ultimately be recovered.

At January 31, 1996 and 1995, net under billings included $2,062,000 and $4,135,000, respectively, of amounts which will be billed under a state reimbursement program for the remediation of underground storage tanks.

NOTE 6 - INVESTMENTS IN AFFILIATES

PDG SERVICES

The Corporation and GP Industries, Inc. formed PDG Services in September 1992, a general partnership joint venture to handle the packaging and disposal of laboratory chemicals for public and private sector clients. The joint venture was inactive during the years ended January 31, 1996 and 1995. The Corporation invested $15,000 in the joint venture during the year ended January 31, 1994. During the year ended January 31, 1994, the Corporation recognized an equity loss of $15,000.

NOTE 7 - LINES OF CREDIT

During 1994, the Corporation entered into a loan agreement with CVD Financial Corporation (the "CVD Agreement") in the amount of $1,812,000 and an Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") with Integra Bank in the amount of $2,500,000. Under the Amended and Restated Credit Agreement, borrowings by the Corporation are limited to 60% of the underlying receivables borrowing base at an interest rate based upon the bank's basic rate (as defined) plus 2%. The Amended and Restated Credit Agreement also provides for the issuance of letters of credit and a commitment fee of 1/2 of 1% on the average daily unused portion of the facility. The Amended and Restated Credit Agreement contains certain financial and non-financial covenants.

The CVD Agreement contains a $1,000,000 line of credit facility which expired on April 1, 1995 and an $812,000 term loan which expire on April 1, 1997. All borrowing under the CVD Agreement bear interest at a bank rate (as defined) plus 7%. Borrowings under the CVD Agreement are limited to 85% of the receivables borrowing base. The principal balance of the term loan amortizes over a five year period and is secured by the fixed assets and a mortgage on certain property of the Corporation. The Corporation was required to supply certain financial and non-financial information under the CVD Agreement. Additionally, a material adverse change in the Corporation's financial condition may trigger an event of default. The Corporation was also prohibited from declaring any dividends under the CVD Agreement.

The Corporation issued 277,500 warrants at an exercise price of $1.125 per share in conjunction with the execution of the CVD Agreement which have been recorded as an additional cost of the financing.

Effective June 30, 1994, Integra Bank sold its interest in the Amended and Restated Credit Agreement to CVD Financial Corporation for a purchase price of 70% of the aggregate outstanding principal balance. Additionally, Integra Bank sold its interest in an outstanding mortgage to CVD Financial Corporation at 70% of the aggregate outstanding principal balance.

CVD Financial Corporation afforded the Corporation forgiveness of indebtedness in the amount of $789,000 in connection with the purchase of the loans from Integra Bank. Accordingly, the Corporation recognized an extraordinary gain of approximately $772,000 which includes a $59,000 income tax provision and a charge of $52,000 representing the estimated fair market value of 150,000 warrants issued to CVD Financial Corporation at an exercise price of $0.75 per share in connection with the transaction.

Subsequent to the purchase of the loans from Integra Bank, CVD Financial Corporation provided the Corporation with a $2,000,000 line of credit on terms equivalent to those under the CVD Agreement.

The CVD Agreement was amended several times during fiscal 1995 to extend to the Corporation an additional $300,000 revolving credit, to transfer $300,000 of revolving credit available under a separate subsidiary line of credit discussed below to the CVD Agreement, and to extend the repayment date associated with these additional advances to the sale by the Corporation of 40% of its environmental remediation services operation, PDGR, to the public.

On February 27, 1995, the Corporation repaid $1.1 million to CVD Financial with proceeds generated from the sale of its 40.5% interest in PDGR and the existing line of credit was reduced to $2.5 million.

On October 31, 1995, the Corporation entered into an Amended and Restated Loan Agreement with CVD Financial wherein the maximum borrowings under this line of credit was set at $2,419,994. The interest rate under this line of credit was reduced from prime plus 7% to prime plus 3% and all amounts borrowed under this line of credit were due and payable on December 31, 1996. A term loan for $559,991 was also provided as part of the Loan Agreement, with interest at the prime rate of interest plus 3%. The Term Loan requires monthly principal payments of $13,533 plus interest and matured December 31, 1996. Prior to the October 31, 1995 refinancing, CVD Financial held warrants to purchase 752,500 shares of the Corporation's common stock at prices ranging from $0.75 to $1.25 per share. As part of the new Loan Agreement, CVD Financial continues to hold the warrants.

As part of the aforementioned Loan Agreement, CVD Financial was granted the right to convert any portion of the outstanding balances of the line of credit and the term loan, any time after January 31, 1996, into common stock of the Corporation. The conversion price is the lesser of the market price, as defined, of the Corporation's common stock on January 31, 1996 or the market price on the date of the conversion notice, except that the conversion price, in neither case, shall not be less than $0.65 per share. Additionally, the Corporation pledged PDGR shares representing its 59.5% interest as additional collateral for the Loan Agreement. At January 31, 1996, the Corporation was fully borrowed under the $2.42 million of combined availability existing under the CVD Agreement.

On April 25, 1996, the Corporation entered into a Loan Extension Agreement ("Extension Agreement") whereby the maturity date for the line of credit and term loan were extended to May 1, 1997. The Extension Agreement also provides that if the Corporation sells its remaining 59.5% interest in PDGR, CVD would re-advance the Corporation $325,000 under the existing line of credit for working capital purposes. If the Corporation has not sold its remaining interest in PDGR by July 24, 1996, CVD would have the option at that time and thereafter to acquire the PDGR shares at $1 per share with the purchase price credited against the aforementioned loans. Upon sale of the PDGR stock by CVD prior to the maturity date of the loans, at amounts varying from $1 per share, the variance from $1 per share will be credited/charged to the Corporation's loan balance except that CVD may not sell the PDGR shares at a price below a defined floor amount which is $0.99 per share. CVD will be obligated to sell the PDGR shares to a third party identified by PDGR providing that the third party is paying at least $1 per share and the maturity date of the loans has not been reached.

Summary information concerning the Corporation's Credit Agreements during the years ended January 31, 1996, 1995 and 1994 is as follows:

                                                                              JANUARY 31,
                                                             1996                1995               1994
                                                          --------------------------------------------------
Borrowings outstanding at end of year                     $        -(a)       $3,520,000          $2,895,000
Letters of credit outstanding at end of year                       -              80,000              80,000
Maximum borrowing permitted                                2,420,000           3,600,000           3,000,000
Average amount outstanding                                 2,501,000           3,270,000           2,194,000
Maximum amount outstanding                                 3,520,000           3,520,000           2,895,000
Year end interest rates                                       11.50%              15.50%               8.00%
Average interest rates                                        14.49%              12.81%               8.00%

(a)Reclassified to Long-Term Debt.

During fiscal 1995, PDG Environmental Services, Inc. ("PDGES"), a wholly-owned subsidiary of the Corporation maintained a $2,500,000 revolving line of credit through CVD Financial Corporation which was increased to $4,000,000 on September 6, 1994 (the "PDGES Agreement"). Borrowings under the $4,000,000 line of credit were limited to 85% of eligible accounts receivable and interest was assessed at the prime rate plus 7%. PDGES was also required to pay a facility fee of 1% on the average daily unused commitment. At January 31, 1995, the Corporation had $3,526,000 outstanding under the PDGES Agreement.

On February 27 and 28, 1995, the PDGES Agreement was repaid in full with a combination of borrowings under the Barnett Bank Agreement (see following discussion) and the proceeds generated by PDGR from the initial public offering of its common shares.

Summary information concerning the PDGES line of credit agreements during the years ended January 31, 1996, 1995 and 1994 is as follows:


                                                                                     JANUARY 31,
                                                                     1996               1995              1994
                                                                 ------------------------------------------------
Borrowings outstanding at end of year                            $        -          $3,526,000        $  665,000
Maximum borrowing permitted                                       5,000,000           3,700,000         2,500,000
Average amount outstanding                                        2,253,000           2,270,000         1,470,000
Maximum amount outstanding                                        3,676,000           3,526,000         1,781,000
Year end interest rates                                                   -              15.50%            13.00%
Average interest rates                                               11.53%              14.70%             8.69%

On February 8, 1995, PDGR entered into a $5,000,000 Credit Agreement with Barnett of Central Florida, N.A. (the "Barnett Bank Agreement"). Borrowings under the Barnett Bank Agreement were limited to 75% of eligible accounts receivable, as defined, and bear interest at the prime rate plus 2%. As a result of a default of certain covenants under the Barnett Agreement, on June 14, 1995 PDGR entered into a forbearance agreement with Barnett Bank which was further amended on August 8, 1995. Under these forbearance agreements, the revolving line of credit was terminated and the outstanding loan balance was converted to a term loan maturing on February 1, 1996. The Barnett Bank term loan was repaid in full by PDGR on December 21, 1995.

On January 27, 1995, PDGES entered into a Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC, (the "Sirrom Agreement") which provides $750,000 of funding in connection with clean-up activities under the EDI Program. The Sirrom Agreement expires on January 27, 1997 and enables the Corporation to fund the amounts which PDGES bills under the EDI Program at the prime rate of interest, as defined, plus 2%. PDGES is advanced 100% of amounts billed, and is required to deposit 10% into an escrow account to cover potential disallowances. PDGR and the Corporation are guarantors on the Sirrom Agreement. As of January 31, 1996, PDGES was advanced approximately $747,000 under the Sirrom Agreement.

On August 21, 1995, PDGES entered into a second Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC (the "Second Sirrom Agreement"), which provides $4,000,000 of funding relative to unbilled amounts under the EDI Program. The Second Sirrom Agreement, which expires on August 21, 1997, enables the Corporation to fund amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. Although PDGES will be advanced 100% of amounts billed, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. PDGR also issued a warrant to purchase 100,000 shares of PDGR's common stock to Sirrom Environmental Funding, LLC at an exercise price of $1.37 per share in conjunction with the execution of the Second Sirrom Agreement. The warrants expire on January 31, 1999. PDGR has recorded $50,000 as the estimated fair market value of the warrant. PDGR and the Corporation are guarantors on the Second Sirrom Agreement. As of January 31, 1996, PDGES was advanced approximately $1,868,000 under the Second Sirrom Agreement.

The carrying value of the Corporation's credit facility and term loan approximate their fair value.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                        JANUARY 31,
                                                  1996              1995
                                              -----------------------------
Worker's compensation                         $  324,000         $  157,000
Wages                                            227,000            254,000
Withheld and accrued taxes                       112,000             63,000
Accrued interest                                  80,000            104,000
Accrued royalties                                 32,000             60,000
Accrued commitment fees                           47,000                  -
Accrued fringe benefits                          183,000            244,000
Accrued insurance                                128,000             32,000
Accrued rent                                      21,000              5,000
Other                                            381,000            252,000
                                              ----------         ----------
Total Accrued Liabilities                     $1,535,000         $1,171,000
                                              ==========         ==========

NOTE 9 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                                               JANUARY 31,
                                                                                         1996               1995
                                                                                     -----------------------------

Term loan due in monthly installments of $14,000, plus
   interest at 3% above the prime rate, due in December 1996.                        $  492,000         $  528,000



Revolving line of credit in the amount of $2,420,000 at
  January 31, 1996 maturing on May 1, 1997 and bearing interest
  at 3% above the prime rate.                                                         2,420,000                  -

Revolving line of credit in the amount of $3,700,000 bearing interest at 7% above the prime rate, net of discount, paid
   in February 1995.                                                                          -          3,526,000


Other notes payable and capital lease obligations with interest
 rates ranging from 6.75% to 11.90% with various maturities.                             66,000             78,000
                                                                                     ----------         ----------

                                                                                      2,978,000          4,132,000

Less amount due within one year                                                         192,000             43,000
                                                                                     ----------         ----------

                                                                                     $2,786,000         $4,089,000
                                                                                     ==========         ==========

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

Maturity requirements on long-term debt aggregate $192,000 in fiscal 1997, $2,778,000 in fiscal 1998 and $8,000 in fiscal 1999.

The Company paid approximately $901,000, $1,134,000 and $824,000 for interest costs during the years ended January 31, 1996, 1995 and 1994, respectively.

NOTE 10 - INCOME TAXES

The Corporation provides income taxes under the liability method as required by Statement of Financial Accounting Standards (SFAS) No. 109.

At January 31, 1996, the Corporation has net operating loss carryforwards of approximately $10,300,000 for income tax purposes which expire in years 2002 through 2011. For financial reporting purposes, a valuation allowance of approximately $4,194,000 has been recognized to offset the deferred tax asset related to those carryforwards and to other deferred tax assets. When realized, the tax benefit of these net operating loss carryforwards will be applied to reduce income tax expense. These loss carryforwards are subject to various restrictions based on future operations of the group. The valuation allowance increased by approximately $1,249,000 during the year ended January 31, 1996. The increase was primarily due to the current year increase in deductible temporary differences.

The Corporation filed a consolidated federal return with its subsidiaries in fiscal 1995 and 1994. Due to the public offering of PDGR stock on February 9, 1995, the Corporation's ownership in PDGR was reduced to 59.5%. Therefore, the Corporation and PDGR will file separate federal returns for fiscal 1996. For state purposes, each subsidiary generally files separate returns.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 1996 and 1995 are as follows:

                                                            JANUARY 31,
                                                     1996               1995
                                                  -----------------------------
  Deferred tax liabilities:
    Tax over book depreciation                    $  531,000         $  433,000
  Deferred tax assets:
    Accounts receivable allowance                    430,000            250,000
    Workers compensation reserve                     129,000             62,000
    Other                                            116,000             58,000
    Net operating loss carryforwards               4,050,000          3,008,000
                                                  ----------         ----------

    Total deferred tax assets                      4,725,000          3,378,000
  Valuation allowance for deferred tax assets      4,194,000          2,945,000
                                                  ----------         ----------
    Net deferred tax assets                          531,000            433,000
                                                  ----------         ----------
    Net deferred tax liabilities                  $        -         $        -
                                                  ==========         ==========

Significant components of the provision for income taxes are as follows:

                                    FOR THE YEARS ENDED JANUARY 31,
                                  1996          1995          1994
                                ------------------------------------
Current:

   Federal                      $     -       $     -       $      -
   State                              -        55,000         53,000
                                -------       -------       --------

   Total current                      -        55,000         53,000

Deferred:

   Federal                            -             -              -
   State                              -             -       $ 31,000
                                -------       -------       --------

   Total deferred                     -             -       $(31,000)
                                -------       -------       --------

Total income tax provision      $     -       $55,000       $ 22,000
                                =======       =======       ========


The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                                FOR THE YEARS ENDED JANUARY 31,
                                                             1996           1995             1994
                                                          -------------------------------------------
Tax at statutory rate                                     $(645,000)      $(306,000)       $(643,000)
State income taxes, net of federal tax benefit                    -          36,000           35,000
Limitation on utilization of net operating loss             645,000         276,000          616,000
Goodwill                                                          -          18,000                -
Other                                                             -          31,000           14,000
                                                          ---------       ---------        ---------
                                                          $       -       $  55,000        $  22,000
                                                          =========       =========        =========

The Corporation paid approximately $86,000, $51,000 and $83,000 for federal and state income taxes during the years ended January 31, 1996, 1995 and 1994, respectively.

NOTE 11 - NOTES RECEIVABLE - OFFICERS

At January 31, 1996 and 1995, the Corporation had approximately $197,000 in notes receivable from its officers in the form of personal loans. A breakdown of the notes receivable balance by officer is as follows: John C. Regan, Chairman -$95,000; David J. D'Appolonia, President - $65,000; Dulcia Maire, Secretary -$30,000 and Lawrence Horvat, Vice President - $7,000. These loans are evidenced by demand notes and bear interest at the rate of 6% per annum.

NOTE 12 - COMPENSATION PLANS

The Corporation maintains a qualified incentive stock option plan (the "Plan") which provides for the grant of incentive options to purchase an aggregate of up to 700,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries.

The following table summarizes information with respect to the Plan for the three years ended January 31, 1996.

                                                                    OPTION
                                                 NUMBER OF        PRICE RANGE
                                                   SHARES          PER SHARE
                                                  -----------------------------
OUTSTANDING AT JANUARY 31, 1993                   243,625         $0.60 - $6.00

Granted                                            84,000             $1.63
Exercised                                         (22,375)        $0.60 - $1.91
Cancelled - Reusable                              (17,750)        $0.60 - $3.49
                                                 --------
OUTSTANDING AT JANUARY 31, 1994                   287,500         $0.60 - $6.00

Exercised                                          (5,500)            $0.60
Cancelled-Reusable                                (18,000)        $1.63 - $6.00
                                                 --------

OUTSTANDING AT JANUARY 31, 1995                   264,000         $0.60 - $2.94

Granted                                            11,000             $0.75
Cancelled - Reusable                              (46,998)        $1.63 - $2.94
                                                 --------
Outstanding January 31, 1996                      228,002         $0.60 - $2.94
                                                 ========

EXERCISABLE AT JANUARY 31, 1996                   199,996         $0.60 - $2.94
                                                 ========

RESERVED FOR FUTURE GRANTS AT JANUARY 31, 1996    348,750
                                                 ========

Cancellations in fiscal 1996 include 33,497 options relinquished by employees receiving options for PDGR stock.

The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 1996.

                                                                    OPTION
                                                 NUMBER OF        PRICE RANGE
                                                  SHARES           PER SHARE
                                                 -----------------------------
OUTSTANDING AT JANUARY 31, 1993                  158,250         $0.60 - $6.00
Expired                                          (15,000)            $6.00
                                                --------
OUTSTANDING AT JANUARY 31, 1994                  143,250         $0.60 - $6.00
Expired                                         (117,000)            $3.00
                                                --------
OUTSTANDING AT JANUARY 31, 1995                   26,250         $0.60 - $6.00
Expired                                           (3,125)            $6.00
                                                --------
OUTSTANDING AT JANUARY 31, 1995                   23,125         $0.60 - $6.00
                                                ========
EXERCISABLE AT JANUARY 31, 1996                   23,125         $0.60 - $6.00
                                                --------

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan") which provides for the grant of options to purchase an aggregate of up to 250,000 shares of the Corporation's common stock. Options to purchase 103,000 shares of the Corporation's common stock at an exercise price of $0.60 per share have been granted under the Employee Director Plan. At January 31, 1996, all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 350,000 shares of the Corporation's common stock. Options to purchase 220,712 shares of the Corporation's common stock at prices ranging from $0.60 per share to $4.52 per share have been granted under the Non-Employee Directors Plan. During the year ended January 31, 1994, options to purchase 38,500 shares of the Corporation's common stock were exercised at a price of $0.60 per share. Additionally, on December 16, 1993, options to purchase 40,000 shares of the Corporation's common stock were repriced from $4.52 per share to $1.63 per share. At January 31, 1996, 182,212 of the options granted under the Non-Employee Directors Plan were exercisable.

Effective November 1, 1994, the Corporation established the PDG Environmental Retirement Savings Plan (the "Retirement Savings Plan") under Section 401(k) of the Internal Revenue Code. Substantially all full time employees with at least one year of service, except for certain bargaining unit employees, are eligible to participate in the Retirement Savings Plan. Employees may contribute to the Retirement Savings Plan up to 15% of their eligible compensation. Under the terms of the Retirement Savings Plan, the Corporation may match up to 6% of compensation; to be determined annually by the Corporation's Board of Directors. Corporation contributions are 100% vested after seven years of service. There were no contributions made by the Corporation in the years ended January 31, 1996 and 1995.

During the year ended January 31, 1995, PDGR approved the adoption of a stock option plan for the issuance of up to 250,000 shares of PDGR common stock. The plan was subject to change, pending PDGR being registered as a public company. PDGR became a public company on February 9, 1995. Options to purchase 137,500 shares of PDGR's common stock were granted, of which options to purchase 93,500 shares were fully vested at an option price of $5.00. In February 1995, PDGR employees who received vested options under the plan were required to relinquish a like number of the Corporation's fully vested stock options which were previously granted. These relinquished stock options of the Corporation aggregated 33,497.

At January 31, 1996, there are options to purchase 140,000 shares of PDGR's common stock outstanding with an exercise price of $1.91 per share for 15,000 shares and $5.00 per share for the remaining 125,000. Of the amount outstanding at January 31, 1996, options to purchase 98,332 shares of common stock at $5.00 per share are vested.

NOTE 13 - STOCK WARRANTS

At January 31, 1996 and 1995, the Corporation had approximately 1,007,000 fully vested warrants outstanding. The exercise price of the warrants range from $0.75 per share to $4.25 per share and the expiration dates range from fiscal 1997 through fiscal 2001. The majority of these warrants were issued in conjunction with the financings discussed in Note 7.

NOTE 14 - COMMON STOCK

The Corporation has reserved approximately 744,000 shares of its common stock for issuance in the event of conversion of its Series A Preferred Stock. The Corporation has also reserved approximately 2,564,000 shares of its common stock for issuance under its stock option plans, stock warrants and common stock rights.

NOTE 15 - PREFERRED STOCK

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, will grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995 Board of Directors meeting, the issuance of one third of the shares covered by the aforementioned right was approved. At January 31, 1996 and 1995, there were 560,143 and 840,214 common stock rights outstanding, respectively. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to currently pursue such a listing, therefore, the Recapitalization was indefinitely postponed.

The amendment to the Series A Preferred Stock became effective on September 1, 1993. Prior to the amendment to the Series A Preferred Stock, 110,885 shares of Series A Preferred Stock were converted into 541,872 shares of common stock. Additionally, effective September 1, 1993, two executive officers of the Corporation, John Regan, Chairman and Chief Executive Officer and David D'Appolonia, Vice Chairman and President, converted their Series A Preferred Stock holdings totaling 624,275 shares into common stock totaling 2,497,100 shares. As a result of the amendment and the conversion, the Corporation's annual Series A Preferred Stock dividend requirement has been reduced from $900,000 to $53,000.

On November 1, 1995 and September 8, 1994, 49,047 shares and 29,740 shares, respectively, of the Corporation's Series A Preferred Stock and cumulative dividends in arrears were converted into 204,902 shares and 121,392 shares, respectively, of Common Stock. At January 31, 1996, there were 186,052 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $91,000 at January 31, 1996.

The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.
However, if at the time of conversion the Corporation is in arrears on the payment of dividends on such preferred stock, the holder is entitled to receive additional shares of the Corporation's common stock at the conversion price of $2.50 per share, upon conversion, equivalent to the cumulative dividends in arrears. The Series A Preferred Stock is callable at the Corporation's option at a cash price per share of $11.00 plus any accrued and unpaid dividends until the redemption date. The conversion rate on the Series A Preferred Stock is subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

Pursuant to a Share Purchase Agreement with Conversion Industries, Inc. dated as of December 23, 1992 (the "Conversion Agreement"), Conversion Industries, Inc. ("Conversion") purchased $1,069,000 of newly issued Series B, cumulative convertible preferred stock (the "Series B Preferred Stock") in the Corporation. On June 12, 1993, 100 shares of the Corporation's Series B Preferred Stock outstanding were converted into 905,484 shares of common stock at the option of the holder of such shares. The conversion included 5,484 additional shares of common stock representing cumulative dividends in arrears on the Series B Preferred Stock. On May 23, 1994, Conversion distributed all of its 905,484 shares of the Corporation's common stock to its shareholders.

NOTE 16 - NET INCOME (LOSS) PER COMMON SHARE

The loss per common share for the years ended January 31, 1996 and 1994 is computed by adjusting the net loss for annual preferred dividend requirements and then dividing this amount by the weighted average number of shares of common stock outstanding during the year. Stock options and warrants have not been reflected as exercised for purposes of computing the loss per share for the years ended January 31, 1996 and 1994 since the exercise of such options and warrants would be antidilutive. In addition, the outstanding shares of Series A and Series B Preferred Stock have not been reflected as converted in the year ended January 31, 1994 since the conversion has an antidilutive effect on the loss per share. Earnings per share for the year ended January 31, 1995 are calculated by dividing the net income by the average common shares outstanding and dilutive common stock equivalents.

As discussed in Note 15, conversions of both the Series A and Series B Preferred Stock occurred during fiscal 1994. The supplementary primary loss per share is $(0.19) for the year ended January 31, 1994 based on 7,978,000 of weighted average common shares outstanding. This supplementary earnings per share calculation assumes that the Series A and Series B Preferred Stock conversions and the related common stock rights occurred on February 1, 1993.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $565,000, $535,000 and $554,000 for the years ended January 31, 1996, 1995 and 1994, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 1996 aggregated $1,217,000 and payments due during the next five fiscal years are as follows: 1997 - $372,000; 1998 - $291,000; 1999 - $234,000; 2000 - $202,000; and 2001 -
$15,000.

During fiscal 1995, International Surplus Lines Insurance Co. ("ISLIC"), filed a complaint against PDGES, a subsidiary of PDGR, to recover certain refunds claimed to be owed by PDGES to ISLIC as a result of insurance advances made to PDGES on behalf of two of ISLIC's insured customers. ISLIC claims that PDGES was paid for its work by both ISLIC and the Florida Department of Environmental Resources under a state administered clean-up program. ISLIC contends that PDGES must reimburse ISLIC for the specific items ISLIC paid which were also paid for by the State of Florida. However, ISLIC has never specified the items for which it has requested reimbursements. PDGES contests the amount and the timing of such reimbursements. ISLIC claims that, pursuant to its agreement with its two insured, ISLIC paid PDGES $1,744,993 for clean-up costs and that PDGES reimbursed ISLIC $412,000 for a net advance of $1,334,993. According to the records of PDGES, ISLIC actually paid only $1,346,220, which PDGES recorded as a current liability when it was received. Without a breakdown of costs from ISLIC identifying which clean- up costs were paid for by ISLIC, PDGES cannot determine the specific amount of ISLIC's claim. At January 31, 1996, PDGES has $1,284,000 recorded as an advance from ISLIC.

On December 19, 1994, PDGES filed an Answer and Counter-claims to the complaint in which PDGES vigorously contests the allegations in the complaint. The counterclaim is for an amount in excess of $2,517,215, and this amount continues to increase. The basis of the counterclaim is that PDGES has continued to clean up sites covered by the ISLIC insurance. The counterclaim is based upon the legal theories of breach of contract, bad faith (insurance), unjust enrichment, promissory estoppel and implied contract.

PDGES and ISLIC met in March 1996 to explore settlement options; however, to date the parties have been unable to reach a settlement. Discovery with respect to the matter will be completed on May 3, 1996, and the trial is expected to commence on August 5, 1996.

The registrant has been named defendant in a purported class action involving the purchase by all persons and entities who purchased PDGR's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff is seeking certification of the action as a class action and recision of the purchase of shares of common stock by members of the purported class or statutory damages, as well as interest, attorneys' fees and other costs and expenses. The registrant believes that the plaintiff's allegations are without merit or that there are meritorious defenses to the allegation, and intends to defend the action vigorously.

On September 1, 1995, an answer was filed on behalf of the registrant, its officers and directors and PDGR which generally denied the plaintiff's claims. By letter dated December 5, 1995, the plaintiff requested a pre-motion conference on a motion for class certification. By letter dated December 6, 1995, the underwriter's counsel requested a pre-motion conference on a motion to dismiss the complaint. In December 1995, the underwriter defendants filed a notice of motion to dismiss memorandum of law in support of the motion. The court has not yet acted on this motion. The parties have begun initial discovery with respect to the action.

NOTE 18 - BUSINESS SEGMENT DATA

The Corporation operates principally in the asbestos abatement and environmental remediation segments. Operations in asbestos abatement involve providing asbestos abatement services to public and private sectors, including removal and disposal, enclosure and encapsulation. The environmental remediation segment has principally focused on the underground storage tank remediation business and the soil remediation business. Operating income
(loss) is total revenue less operating expenses excluding interest. Identifiable assets by segment are those assets used in the Corporation's operations in each segment.

The following is selected information about the Corporation's operations for the three years ended January 31, 1996:

                                                                ASBESTOS      ENVIRONMENTAL        CORPORATE
                                                               ABATEMENT       REMEDIATION        AND GENERAL         TOTAL
                                                             -----------------------------------------------------------------
FISCAL 1996:
Contract revenues                                            $16,215,000       $ 4,779,000       $         -       $20,994,000
Operating income (loss)                                          530,000          (858,000)       (2,097,000)       (2,425,000)
Depreciation and amortization                                    388,000           239,000           137,000           764,000
Capital expenditures                                             322,000            58,000            24,000           404,000
Identifiable assets                                            5,659,000         5,614,000           177,000        11,450,000

FISCAL 1995:
Contract revenues                                            $17,659,000       $ 9,361,000       $         -       $27,020,000
Operating income (loss)                                        1,201,000         1,427,000        (2,605,000)           23,000
Depreciation and amortization                                    536,000           222,000            82,000           840,000
Capital expenditures                                             165,000           134,000             5,000           304,000
Identifiable assets                                            6,612,000        11,416,000          (509,000)       17,519,000

FISCAL 1994:
Contract revenues                                            $16,221,000       $ 5,435,000       $         -       $21,656,000
Operating income (loss)                                          394,000           903,000        (2,657,000)       (1,360,000)
Depreciation and amortization                                    568,000           190,000            19,000           777,000
Capital expenditures                                             227,000           187,000            56,000           470,000
Identifiable assets                                            5,299,000         5,944,000           467,000        11,710,000


PDGR has historically performed a substantial amount of work under a Florida state funded site rehabilitation program (the "EDI Program") which provides for the remediation of contaminated sites related to the storage of petroleum and petroleum products. The EDI Program has undergone substantial modification during the fiscal year ended January 31, 1996 due to an imbalance in the Inland Protection Trust Fund between reimbursement application expenditures for work performed under the EDI Program and revenues generated for the EDI Program, as well as a concern that the majority of the site rehabilitation work was being conducted at sites that are not considered to be high priority in terms of the potential impact on drinking water supplies.

On March 8, 1995, Florida's Governor Lawton Chiles issued Executive Order 95-2 suspending processing of payment applications under the EDI Program and on March 16, 1995 the Senate passed a bill establishing a protocol for continued work on sites based on their priority ranking and a pre-approval process for both the scope and the cost of work for petroleum clean up program tasks.

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

The change in the legislation surrounding the EDI Program has had a material adverse effect on PDGR operations during fiscal 1996, and this affected the Corporation to the extent of its 60% ownership in PDGR since the number of sites in the Corporation's backlog immediately eligible for continued reimbursement were significantly reduced.

Additionally, the EDI Program changes has resulted in substantial reductions in the Corporation's contract revenues resulting in significant operating losses in fiscal 1996. The Corporation expects these contract revenue reductions and operating losses to continue into the first and second quarters of fiscal 1997.

PDGR has responded to the impact of these revenue reductions through prudent reductions in staff and other overhead costs, the reallocation of a portion of its workforce to cover existing backlog at PDGR's Pennsylvania remediation service operation and an intense marketing effort focused on obtaining remediation service contracts for high priority sites eligible for reimbursement under the revised Florida state-funded site rehabilitation program (the "Pre-Approval Program") and for remediation service contracts outside the Pre-Approval Program.

While PDGR has increased its backlog of high priority sites eligible for participation in the EDI Program during the fourth quarter of Fiscal 1996, the implementation time associated with the pre-approval process by the FDEP has prevented the Corporation from working on these high priority sites during the first quarter of Fiscal 1997.

PDGR anticipates that its operations during the first and second quarter of fiscal 1997 may continue to be adversely affected by the delays associated with the Pre-Approval Program.

In general, PDGR anticipates that it will experience lower margins on work associated with the pre-approval process; however, it believes that profitable operating margins are still possible provided PDGR maintains a sufficient volume of work under the EDI Program.

NOTE 19 - SUBSEQUENT EVENT

On March 13, 1996, PDGR entered into a letter of intent to acquire SPATCO Environmental, Inc. ("Spatco"); an environmental remediation service company located in the southeastern United States, from its sole shareholder, Vigour Holding & Finance b v, in exchange for shares of PDGR common stock. Spatco generated revenues of approximately $12 million in 1995. The effect of this acquisition will be to replace and expand some of PDGR's revenues which were severely depressed by the changes in fiscal year 1996 under the EDI Program.

The consummation of the transaction is subject to a number of conditions including the negotiation and execution of a definitive agreement. The parties expect the transaction to close within 75 days of the execution of the letter of intent.

                            PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              FOR THE YEARS ENDED
                        JANUARY 31, 1996, 1995 AND 1994


                                           BALANCE AT       ADDITIONS                     BALANCE
                                           BEGINNING         CHARGED                      AT CLOSE
                                            OF YEAR         TO INCOME   DEDUCTIONS(1)     OF YEAR
                                            -------         ---------   ----------        -------
1996
Allowance for doubtful accounts             $624,000       $402,000       $258,000       $768,000
                                            ========       ========       ========       ========

1995
Allowance for doubtful accounts             $480,000       $260,000       $116,000       $624,000
                                            ========       ========       ========       ========

1994
Allowance for doubtful accounts             $125,000       $355,000       $      -       $480,000
                                            ========       ========       ========       ========


(1)Uncollectible accounts written off, net of recoveries.