Form 10-K405/A
period 1995-12-31
PDG ENVIRONMENTAL INC
filed 1996-05-30
CIK 771485

                                                                     (Conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A No. 1

     [ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1996

 [    ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-13667

                            PDG ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                     22-2677298
   (State or other jurisdiction of incorporation            (I.R.S. Employer
                  or organization)                         Identification No.)

    300 OXFORD DRIVE, MONROEVILLE, PENNSYLVANIA                    15146
     (Address of principal executive offices)                    (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  412-856-2200

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Form 10-K for the fiscal year ended January 31, 1996 was originally filed on April 30, 1996 and Amendment No. 1 was filed on May 31, 1996 to include Items 10-13.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The following table sets forth certain information about the directors of the registrant, all of whom were elected at the Annual Meeting of the Stockholders of the registrant on September 25, 1995 for a term of one year.


                                      YEAR
    NAME, AGE                         FIRST
PRINCIPAL OCCUPATION                 ELECTED                     CERTAIN OTHER INFORMATION
- --------------------                 -------                     -------------------------
John C. Regan (52)                   1989                 Mr. Regan has served in his present position since
Chairman and Chief                                        December 1990 and has served as a director of the
Executive Officer of PDG                                  registrant since April 1989. He is the founder of
Environmental, Inc.                                       Project Development Group, Inc., now a wholly-owned
                                                          subsidiary of the registrant which engages in asbestos
                                                          abatement services, and has served as that Company's Chairman and President since 1984. Mr. Regan has also served as
                                                          Chairman of the Board of Directors of PDGR, a company
                                                          which provides remediation services to assist customers
                                                          in complying with environmental laws and regulations,
                                                          since February 1995. The registrant maintains
                                                          approximately a 60% ownership interest in PDGR.

Richard A. Bendis (49)               1986                 Mr. Bendis has been an investment banking consultant and
President of Kansas                                       Managing Director of Management Resources of America, Inc.
Technology Enterprise                                     since January, 1992. He is currently President of the Kansas
Corporation                                               Technology Enterprise Corporation. Mr. Bendis previously was founder and President of R.A.B. Ventures. Inc., a
                                                          merchant banking firm, which made investments in
                                                          health care, technology and environmental companies
                                                          between December 1986 and December 1991. During this
                                                          period he also provided consulting and investment
                                                          banking services to several companies.


William W. Sorenson resigned as a Director of the Company due to personal reasons in December, 1995.

David J. D'Appolonia resigned as a Director and President of the Company to pursue personal business activities in April 1996.

EXECUTIVE OFFICERS OF REGISTRANT

NAME                     AGE            POSITION HELD
- ----                     ---            -------------

John C. Regan            52             Chairman and Chief Executive Officer
Dulcia Maire             44             Secretary

Ms. Maire has served in her present position since April 1989 and is Secretary of PDGR.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the named executives concerning their respective annual and long-term compensation for the last three fiscal years.


                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM COMPENSATION
                                                                              ----------------------
                             ANNUAL COMPENSATION                               AWARDS        PAYOUTS
                             -------------------                              ----------------------
 (a)             (b)      (c)          (d)             (e)                (f)           (g)            (h)              (i)
NAME AND                                           OTHER ANNUAL      RESTRICTED                                       ALL OTHER
PRINCIPAL               SALARY (A)    BONUS        COMPENSATION        STOCK           OPTIONS/        LTIP          COMPENSATION
Position        YEAR       ($)         ($)              ($)        AWARD(s) ($)         SARs (#)      PAYOUTS ($)       (B) $
- --------        ----    ---------     -----        ------------    -----------         ---------      ----------     ------------


John C. Regan   1996    156,321         ---            ---             ---               ---              ---             17,428
Chairman and
CEO             1995    156,321         ---            ---             ---               ---              ---             14,488

                1994    165,661         ---            ---             ---               ---              ---             12,548

David J.
D'Appolonia     1996    151,974         ---            ---             ---               ---              ---              3,850
Former Vice
Chairman and
President       1995    151,974         ---            ---             ---               ---              ---              3,470

                1994    160,927         ---            ---             ---               ---              ---              5,280



(A)  Represents  actual cash compensation.

(B) Represents the value of insurance premiums with respect to term life insurance paid by the registrant for the benefit of Mr. Regan and Mr. D'Appolonia.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth information with respect to the named executives concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

(a)                                 (b)                    (c)                        (d)                      (e)
                                                                                   Number of                 Value of
                                                                             Securities Underlying         Unexercised
                                                                                  Unexercised              In-the-Money
                                                                                 Options/SARs              Options/SARs
                                                                                  at FY-End(#)            at FY-End(#)(A)
                                   Shares
                                 Acquired on               Value                  Exercisable/             Exercisable/
Name                             Exercise (#)            Realized($)             Unexercisable            Unexercisable
- ----                             ------------            -----------             -------------            -------------
John C. Regan                          0                      0                     50,000/0                  $ 0/0
David J. D'Appolonia                   0                      0                     53,000/0                  $ 0/0

(A) Market value of Common Stock at year-end bid price per share minus the exercise price (at January 31, 1996, the market value was less than the $0.60 per share exercise price).

COMPENSATION OF DIRECTORS

The outside directors of the registrant receive $500 for each meeting they attend plus reimbursement for their actual expenses incurred in attending such meetings. In addition, the registrant has established the 1990 Non-Employee Director Stock Option Plan (the "Non-Employee Plan") which provides for the grants of options to non-employee directors to purchase an aggregate of up to 350,000 shares of Common Stock subject to adjustment in the event of any change in the Common Stock. Under the Non-employee Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted subject to adjustment as provided in the plan. At the 1991 Annual Meeting, pursuant to the terms of the Non-Employee Plan, Mr. Bendis was granted options to purchase 48,750 shares of Common Stock. During the fiscal year ended January 31, 1994, Mr. Bendis exercised options to purchase 38,500 shares of the registrant's Common Stock.

Employee directors are not compensated in their role as directors with the exception of the 1990 Employee Director Stock Option Plan (the "Employee Director Plan") pursuant to which grants of options to purchase an aggregate of up to 250,000 shares of Common Stock, subject to adjustment in the event of any change in the Common Stock may be made to employee directors. Under the Employee Director Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted. At the 1991 Annual Meeting, Messrs. Regan and D'Appolonia were granted options to purchase respectively 50,000 shares and 53,000 shares, pursuant to the terms of the Employee Director Plan. No options granted pursuant to the Employee Director Plan have been exercised.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 9, 1996 with respect to beneficial ownership of the registrant's Common Stock and the registrant's Series A Preferred Stock voting as a single class by: (i) all persons known to the registrant to be considered to own beneficially more than five percent (5%) of the registrant's Common Stock and Series A Preferred Stock voting as a single class; (ii) all directors of the registrant; and (iii) all of the registrant's officers and directors as a group.


                                                                  PERCENTAGE
                                      AMOUNT AND NATURE            OF CLASS
                                        OF BENEFICIAL              OF COMMON
NAME OF BENEFICIAL OWNER              OWNERSHIP OF STOCK         SHARES OWNED(9)
- ------------------------              ------------------         ---------------
John C. Regan (1)(2)(3)                    2,205,906                  33.3

David J. D'Appolonia (4)                     627,638                   9.4
  5140 Pembroke Place
  Pittsburgh, Pennsylvania 15232

Richard A. Bendis (1)(6)                      20,250                     *

Lawrence J. Horvat (2)(5)(8)                 484,712                   7.2
  4108 Hollowood Court
  Murrysville, Pennsylvania 15668

All directors and officers of the
  Corporation as a group including
  those named above (7 persons)
  (3)(4)(5)(6)(7)(8)                       2,941,175                  44.0

- ------------------

(1)   Director

(2)   Officer

(3) Includes stock options to acquire 50,000 shares granted under the Employee Director Plan and 146,714 shares held in trust for one of Mr. Regan's children.

(4) Includes stock options to acquire 53,000 shares granted under the Employee Director Plan.

(5) Includes ownership of Series A Preferred Stock which entitle the holder thereof to vote together with the Common Stock as one class in such number of shares with respect to which the Series A Preferred Stock is convertible into Common Stock.

(6) Includes stock options to acquire 10,250 shares granted under the Non-Employee Director Plan and non-qualified stock options to acquire 10,000 shares.

(7) Includes stock options to acquire 20,000 shares granted under the Employee Incentive Stock Option Plan.

(8) Includes stock options to acquire 104,166 shares granted under the Employee Incentive Stock Option Plan to officers of the Corporation.

(9) Percentage is of all voting shares assuming conversion to Common Stock of the registrant's Series A Preferred Stock.

*     Indicates less than 1%.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At January 31, 1996, the registrant and its subsidiaries maintained outstanding personal loans to Messrs. Regan and D'Appolonia in the amount of $95,000 and $65,000, respectively. These personal loans are evidenced by demand notes and bear interest at the rate of 6% per annum. These loans were made to provide Messrs. Regan and D'Appolonia with funds to satisfy personal obligations. The loan to Mr. Regan was made in a series of installments from April 1990 to August 1990. The loan to Mr. D'Appolonia was made in December 1990. The amounts specified represent the highest outstanding balances of the loans during the registrant's fiscal year.

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


Date:  May 31, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John C. Regan                                           May 31, 1996
- ------------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)


Richard A. Bendis, Director                  By /s/ John C. Regan
                                             -------------------------------
                                             John C. Regan, Attorney-in-Fact
                                             May 31, 1996

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