Form 10-Q
period 1996-04-30
PDG ENVIRONMENTAL INC
filed 1996-06-14
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996 OR


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__    No _______

As of May 9, 1996, there were 5,908,868 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                               PAGE
  Item 1.  Consolidated Financial Statements and Notes to Consolidated Financial Statements

       (a) Condensed Consolidated Balance Sheets as of April 30, 1996 (unaudited) and January 31, 1996                         3

       (b) Consolidated Statements of Operations for the Three Months Ended April 30, 1996 and 1995 (unaudited)                4

       (c) Consolidated Statements of Cash Flows for the Three Months Ended April 30, 1996 and 1995 (unaudited)                5

       (d) Notes to Consolidated Financial Statements (unaudited)                                                              6

  Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of Operations                      9


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                                  14

  Item 3.  Defaults Upon Senior Securities                                                                                    14

  Item 5.  Other Information                                                                                                  14

  Item 6.  Exhibits and Reports on Form 8-K                                                                                   14

  Signatures                                                                                                                  15

                         PART I.  FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               APRIL 30,            JANUARY 31,
                                                                                 1996                  1996*
                                                                             ------------          ------------
                                                                                        (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                              $    594,000          $    636,000
Cash held in escrow                                                               838,000               968,000
Accounts receivable - net                                                       4,096,000             4,847,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                         3,230,000             2,990,000
Inventory                                                                         202,000               181,000
Other current assets                                                              552,000               753,000
                                                                             ------------          ------------

TOTAL CURRENT ASSETS                                                            9,512,000            10,375,000

PROPERTY, PLANT AND EQUIPMENT                                                   4,573,000             4,502,000
Less:  accumulated depreciation                                                 3,610,000             3,503,000
                                                                             ------------          ------------
                                                                                  963,000               999,000

OTHER ASSETS                                                                       75,000                76,000
                                                                             ------------          ------------

TOTAL ASSETS                                                                 $ 10,550,000          $ 11,450,000
                                                                             ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                             $  2,511,000          $  2,734,000
Insurance company accrual                                                       1,284,000             1,284,000
Accrual for sale of discontinued operations                                       140,000               140,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                        914,000               615,000
Current portion of long-term debt                                                 200,000               192,000
Accrued liabilities                                                             1,420,000             1,535,000
                                                                             ------------          ------------


TOTAL CURRENT LIABILITIES                                                       6,469,000             6,500,000

LONG-TERM DEBT                                                                  2,768,000             2,786,000

MINORITY INTEREST                                                                 774,000               946,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                           444,000             444,000
Common stock                                                                        118,000             118,000
Additional paid-in capital                                                        4,230,000           4,230,000
(Deficit) retained earnings                                                      (4,253,000)         (3,574,000)
                                                                             --------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                                          539,000           1,218,000
                                                                             --------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   10,550,000        $ 11,450,000
                                                                             ==============        ============

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                     FOR THE THREE MONTHS
                                                                                        ENDED APRIL 30,
                                                                               --------------------------------

                                                                                  1996                 1995*
                                                                               -----------          -----------
CONTRACT REVENUES                                                              $ 5,103,000          $ 4,896,000
CONTRACT COSTS                                                                   4,517,000            3,896,000
                                                                               -----------          -----------

Gross margin                                                                       586,000            1,000,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                     1,270,000            1,321,000
                                                                               -----------          -----------

Income (loss) from operations                                                     (684,000)            (321,000)

OTHER INCOME (EXPENSE):
  Gain on sale of PDG Remediation, Inc. common stock                                     -            1,354,000
  Interest expense                                                                (184,000)            (250,000)
  Interest income                                                                    9,000               15,000
  Other income                                                                       8,000                3,000
                                                                               -----------          -----------
                                                                                  (167,000)           1,122,000
                                                                               -----------          -----------
Income (loss) before income taxes, discontinued operations
  and minority interest in consolidated subsidiary                                (851,000)             801,000

INCOME TAX PROVISION                                                                     -               76,000

MINORITY INTEREST IN (EARNINGS) LOSS OF CONSOLIDATED SUBSIDIARY                    172,000              (24,000)
                                                                               -----------          -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                      (679,000)             701,000

DISCONTINUED OPERATIONS                                                                  -              (87,000)
                                                                               -----------          -----------

NET INCOME (LOSS)                                                              $  (679,000)         $   614,000
                                                                               ===========          ===========

UNDECLARED PREFERRED STOCK DIVIDENDS                                           $     9,000          $         -
                                                                               ===========          ===========

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                   $     (0.12)         $      0.09
  Discontinued operations                                                                -                (0.01)
                                                                               -----------          -----------

NET INCOME (LOSS) PER SHARE                                                    $     (0.12)         $      0.08
                                                                               ===========          ===========

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING                                                        5,909,000            7,236,000
                                                                               ===========          ===========


*Reclassified for discontinued operations.  See Note 1.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                        FOR THE THREE MONTHS
                                                                                          ENDED APRIL 30,
                                                                                 -------------------------------

                                                                                    1996                1995*
                                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                 $(679,000)         $   614,000
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO CASH:
    Gain on sale of PDG Remediation, Inc. common stock                                    -           (1,354,000)
    Depreciation and amortization                                                   133,000              163,000
    Other                                                                          (182,000)              42,000
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Cash in escrow                                                                  130,000              (16,000)
    Accounts receivable                                                             763,000               32,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                     (240,000)            (222,000)
    Inventory                                                                       (21,000)             (20,000)
    Prepaid income taxes                                                            (25,000)                   -
    Other current assets                                                            244,000              336,000
    Net assets of discontinued operations                                                 -             (836,000)
    Accounts payable                                                               (267,000)            (916,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                      299,000              350,000
    Accrued income taxes                                                                  -               72,000
    Accrued liabilities                                                            (116,000)            (289,000)
    Other                                                                                 -               (2,000)
                                                                                  ---------         ------------

TOTAL ADJUSTMENTS                                                                   718,000           (2,660,000)
                                                                                  ---------         ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     39,000           (2,046,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                       (71,000)            (122,000)
                                                                                  ---------         ------------
NET CASH USED BY INVESTING ACTIVITIES                                               (71,000)            (122,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds on sale of PDG Remediation, Inc. common stock                                -            3,586,000
    Proceeds on sale of warrants                                                          -              100,000
    Proceeds from debt                                                               40,000            3,676,000
    Principal payments on debt                                                      (50,000)          (4,697,000)
                                                                                  ---------         ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    (10,000)           2,665,000
                                                                                  ---------         ------------

Net Increase (Decrease) in Cash and Short-Term Investments                          (42,000)             497,000
Cash and Short-Term Investments, Beginning of Period                                636,000              680,000
                                                                                  ---------         ------------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                    $ 594,000         $  1,177,000
                                                                                  =========         ============

*Reclassified for discontinued operations.
See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED APRIL 30, 1996
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s (the "Corporation") wholly-owned subsidiaries and the accounts of PDG Remediation, Inc. ("PDGR"), in which the Corporation maintains a 59.5% ownership interest.

The accompanying financial statements of PDG Environmental, Inc. and subsidiaries (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended April 30, 1996 were of a normal, recurring nature. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1996, as amended by Form 10-K/A No. 1 dated May 31, 1996, and should be read in conjunction with this quarterly report.

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Additionally, GeoLogic Recovery Systems was treated as a discontinued operation in the January 31, 1996 financial statements, and all prior year financial statements were reclassified to conform with this presentation.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax have been provided for the three months ended April 30, 1996 due to a loss for financial reporting purposes.

Income taxes paid by the Corporation for the three months ended April 30, 1996 and 1995 totaled approximately $5,000 and $11,000, respectively.

NOTE 3 - LINE OF CREDIT

On October 31, 1995, the Corporation entered into an Amended and Restated Loan Agreement with CVD Financial Corporation wherein the maximum borrowings under this line of credit was set at $2,419,994. The interest rate under this line of credit was reduced from prime plus 7% to prime plus 3% and all amounts borrowed under this line of credit were due and payable on December 31, 1996.
A term loan for $559,991 was also provided as part of the Loan Agreement, with interest at the prime rate of interest plus 3%. The Term Loan requires monthly principal payments of $13,533 plus interest and matured December 31, 1996. Prior to the October 31, 1995 refinancing, CVD Financial held warrants to purchase 752,500 shares of the Corporation's common stock at prices ranging from $0.75 to $1.25 per share. As part of the new Loan Agreement, CVD Financial continues to hold the warrants.

As part of the aforementioned Loan Agreement, CVD Financial was granted the right to convert any portion of the outstanding balances of the line of credit and the term loan, any time after January 31, 1996, into common stock of the Corporation. The conversion price is the lesser of the market price, as defined, of the Corporation's common stock on January 31, 1996 or the market price on the date of the conversion notice, except that the conversion price, in neither case, shall not be less than $0.65 per share. Additionally, the Corporation pledged PDGR shares representing its 59.5% interest as additional collateral for the Loan Agreement. At April 30, 1996, the Corporation was fully borrowed under the $2.42 million of combined availability existing under the CVD Agreement.

On April 25, 1996, the Corporation entered into a Loan Extension Agreement ("Extension Agreement") whereby the maturity dates for the line of credit and term loan were extended to May 1, 1997. The Extension Agreement also provides that if the Corporation sells its remaining 59.5% interest in PDGR, CVD would re-advance the Corporation $325,000 under the existing line of credit for working capital purposes. If the Corporation has not sold its remaining interest in PDGR by July 24, 1996, CVD would have the option at that time and thereafter to acquire the PDGR shares at $1 per share with the purchase price credited against the aforementioned loans. Upon sale of the PDGR stock by CVD prior to the maturity date of the loans, at amounts varying from $1 per share, the variance from $1 per share will be credited/charged to the Corporation's loan balance except that CVD may not sell the PDGR shares at a price below a defined floor amount which is $0.99 per share. CVD will be obligated to sell the PDGR shares to a third party identified by PDGR providing that the third party is paying at least $1 per share and the maturity date of the loans has not been reached.

On May 29, 1996, PDGR filed a registration statement (Form S-3) relating to the offer and sale of the 1,470,320 shares of PDGR stock held by the Corporation. The Corporation intends to consummate the sale of all or a portion of the PDGR shares held by it in the second quarter of fiscal 1997.

PDG Environmental Services, Inc. ("PDGES"), a wholly-owned subsidiary of PDGR, currently maintains a Master Funding Agreement with Sirrom Environmental Funding, LLC (the "Sirrom Agreement") which provides $4.0 million of funding relative to unbilled amounts under the EDI program through August 21, 1997.
The Sirrom Agreement enables PDGR to fund amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. PDGR is advanced 100% of amounts billed under the EDI Program, but is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. In connection with the execution of the Sirrom Agreement, PDGR also issued Sirrom Environmental Funding, LLC a warrant to purchase 100,000 shares of PDGR's common stock at an exercise price of $1.37 per share. The warrant expires on January 31, 1999 and PDGR has recorded $50,000 as the estimated fair market value of the warrant.

The Corporation and PDGR are guarantors on the Sirrom Agreement. As of April 30, 1996, PDGR was advanced approximately $2.1 million under the Sirrom Agreement. PDGR has provided an indemnification to Sirrom Environmental Funding, LLC for any amounts advanced to PDGR under the current Sirrom Agreement and under a previous agreement which are not reimbursed under the EDI Program in the amount of $2.8 million.

The Corporation paid interest costs totaling approximately $174,000 and $431,000 during the three months ended April 30, 1996 and 1995, respectively. The previous fiscal quarter included a significantly higher interest rate on the Corporation's CVD debt and interest expense associated with the debt on the GeoLogic business discontinued effective January 31, 1996.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $100,000 at April 30, 1996. At April 30, 1996, there were 186,052 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET LOSS PER SHARE

Primary earnings per share for the three months ended April 30, 1996 are calculated by dividing the net loss, after deducting Series A Preferred Stock dividends of $9,000 for the three months ended April 30, 1996, by the average of common shares outstanding. The effects of assuming the conversion of preferred stock or the exercise of stock options, stock warrants and common stock rights would be anti-dilutive for the three months ended April 30, 1996.

Primary earnings per share for the three months ended April 30, 1995 were calculated by dividing the net income by the average common shares outstanding and dilutive common stock equivalents.

NOTE 6 - DISCONTINUED OPERATIONS

On April 25, 1996, the interest in GeoLogic was sold to Specialty Environmental, Inc. (SEI) effective as of January 31, 1996, in exchange for the assumption by SEI of all of the obligations and liabilities of GeoLogic. Concurrently, the Corporation entered into a Surrender and Release Agreement, effective as of January 31, 1996, with respect to an equipment lease associated with the facility in exchange for a $0.22 million payment. The net sales of GeoLogic for the three months ended April 30, 1995 were $0.6 million.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

PDGES is currently involved in litigation with International Surplus Lines Insurance Company ("ISLIC") as a result of insurance advances made to PDGES by ISLIC as described in further detail in Item 1. Legal Proceedings contained in
Part II located elsewhere herein. A judgment rendered against PDGES would have a detrimental impact on PDGR's future cash flow.

As discussed in further detail in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended January 31, 1996, as amended by Form 10-K/A dated May 31, 1996, the Corporation and PDGR has been named as a defendant in a purported class action lawsuit involving the purchase by all persons and entities of PDGR's common stock from February 9, 1995, through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

The Corporation and PDGR believe that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

NOTE 8 - POTENTIAL ACQUISITION

During March 1996, PDGR entered into a letter of intent to acquire SPATCO Environmental, Inc. ("SPATCO"), an environmental remediation services company located in the southeastern United States, from its sole shareholder, Vigour Holding & Finance b v, in exchange for shares of PDGR's common stock and preferred stock. For the fiscal year ended December 31, 1995 SPATCO generated revenues of approximately $11.7 million and a loss before interest and taxes of $47,000. SPATCO's results of operations for the fiscal year ended December 31, 1995 included the effects of a management fee of $493,000 which was paid to an affiliate of SPATCO. PDGR intends to provide similar services to SPATCO upon completion of the purchase which PDGR anticipates will result in significant cost savings compared to the current management fee.

PDGR believes that the effect of this acquisition will be to replace and expand PDGR's revenues which were severely depressed by the changes in the EDI Program in the fiscal year ended January 31, 1996. The consummation of the transaction is subject to a number of conditions, including the negotiation and execution of a definitive agreement and the replacement of certain financing currently outstanding with respect to SPATCO. It is currently anticipated that the transaction will close during the second or third quarter of fiscal 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1996 AND 1995

On February 9, 1995, the Corporation sold approximately 40.5% of its common stock interest in its wholly-owned environmental services subsidiary, PDGR, in an initial public offering of PDGR's common stock. The Corporation recorded the sale effective as of February 1, 1995 and continues to consolidate its remaining 59.5% ownership interest.

During the three months ended April 30, 1996, the Corporation's contract revenues increased by approximately 4% to $5.1 million compared to $4.9 million in the three months ended April 30, 1995. The Corporation's contract revenues segregated by business segment between the three month periods of fiscal 1997 and 1996 reflects asbestos abatement revenues of $3.8 million and $2.9 million, respectively, and environmental remediation services business revenues of PDGR of $1.3 million and $2.0 million, respectively. Asbestos abatement revenues increased in the current three month period principally due to a higher level of projects during a traditionally slow period. The $0.7 million decrease in PDGR's contract revenues between the two three month periods principally results from lower contract revenues at its Florida remediation services operation due to the changes in late March 1995 to the EDI Program. This was partially offset by an increase in revenue at the Pennsylvania operation.

The Corporation's gross margin decreased to $0.6 million in the first quarter of fiscal 1997 compared to $1.0 million in the first quarter of fiscal 1996. During the three months ended April 30, 1996, the gross margin within the Corporation's asbestos abatement segment remained constant at $0.3 million.
The Corporation experienced low gross margins in the asbestos abatement business segment due to negative adjustments on three larger jobs. PDGR reported lower gross margins in the three months ended April 30, 1996 of $0.3 million compared to $0.7 million in the three months ended April 30, 1996. PDGR's Florida remediation services operation experienced an 85% decrease in gross margin in the current three month period due to changes in the EDI Program in late March 1995 under which a substantial portion of the Florida operations were generated. Further, access to work in the private remediation market has been extremely competitive. PDGR has responded to the significant reduction in gross margin at the Florida operation by further staff cuts in late March 1996 and will continue to review the prospects for this operation on an on-going basis associated with the Pre-Approval Program. The Pennsylvania operation's gross margins increased by 64% due to favorable margins under a large contract.

Selling, general and administrative expenses remained constant at $1.3 million in the three months ended April 30, 1996 compared to the same quarter of the previous fiscal year. Within the asbestos abatement operation, selling, general and administrative expenses decreased to $0.7 million from $0.8 million when comparing the first quarter of the current and the prior fiscal year due to the closure of two branch offices at the beginning of fiscal 1997 and other cost saving measures implemented at the end of fiscal 1996. These savings were partially offset by a $0.08 million nonrecurring charge for insurance. PDGR experienced a slight increase in selling, general and administrative expenses to $0.6 million compared to $0.5 million between the first quarters of fiscal 1997 and 1996. This increase is attributable to higher legal costs associated with pending litigation.

The Corporation reported a loss from operations of $0.7 million for the three months ended April 30, 1996 compared to a loss from operations of $0.3 million for the three months ended April 30, 1995 as a direct result of the factors discussed above. The asbestos abatement segment had losses of $0.35 million and $0.49 million, and the environmental remediation segment had a loss of $0.33 million and income of $0.17 million during the three months ended April 30, 1996 and 1995, respectively.

During the three months ended April 30, 1995, the Corporation reported a net gain of approximately $1.4 million from the initial public offering of common stock and warrants by PDGR since the basis of the Corporation's investment was lower than the proceeds realized from the initial public offering. As a result of the sale, the Corporation's ownership percentage in PDGR was reduced from 100% to 59.5% on an ongoing basis.

Interest expense decreased to $0.18 million in the current quarter compared to $0.25 million in the same quarter of a year ago. The Corporation's interest expense decreased to $0.08 million in the current three months compared to $0.14 million in the prior year's three month period due to a decline in the interest rates on outstanding indebtedness while PDGR's interest expense remained relatively constant at $0.1 million when comparing the two quarters. PDGR's interest expense includes costs associated with the Sirrom Agreements relative to funding under the EDI Program.

During the quarter ended April 30, 1996, the Corporation did not provide an income tax provision due to a loss for financial reporting purposes.

The Corporation recorded a 40.5% minority interest in the losses (income) of PDGR of $172,000 and ($24,000) for the three months ended April 30, 1996 and 1995, respectively.

As noted previously, the operations of GeoLogic Recovery Systems were discontinued effective January 31, 1996, and the operation was sold April 25, 1996. During the three months ended April 30, 1995, the Corporation's 59.5% share of GeoLogic's operating loss was $87,000. There was no corresponding amount for the three months ended April 30, 1996 as the operation was closed, and the loss on disposal had been provided as of January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 1996, the Corporation's liquidity decreased by $0.04 million to $0.6 million compared to an increase in cash and short-term investments of $0.5 million in the three months ended April 30, 1995. The Corporation's cash and short-term investment balance at April 30, 1996 included $0.4 million related to PDGR, in which the Company maintains a 59.5% ownership interest. For the three months ended April 30, 1996, the Corporation's cash flows pertaining to PDGR's operations were unrestricted.

The decrease in cash and short term investments during the first quarter of fiscal 1997 is principally attributable to cash outflows used to fund investing activities of $0.07 million offset by $0.04 million of cash provided by operating activities. During the three months ended April 30, 1996, the Corporation's cash outflows from financing activities totaled $0.01 million and included $0.04 million of cash inflows related to proceeds from debt and $0.05 million of cash outflows related to principal payments on debt.

Financing activities in the first quarter of fiscal 1997 were nominal. In the first quarter of fiscal 1996, they included $3.6 million of proceeds from the initial public offering of PDGR stock, $1.4 million of which was received directly by the Corporation and $2.2 million of which was received by PDGR. PDGR also received $0.1 million related to the sale of warrants in connection with the initial public offering. Financing activities in the first quarter of fiscal 1996 also included $3.7 million of proceeds from refinanced indebtedness related to PDGR offset by $4.7 million of principal payments on debt related to PDGR.

The Corporation's cash inflows to fund operating activities of $0.1 million in the three months ended April 30, 1996 included a decrease in escrowed cash of $0.1 million, a decrease of $0.8 million in accounts receivable, a decrease in other current assets of $0.2 million, an increase in billings in excess of costs on uncompleted contracts of $0.3 million and depreciation and amortization of $0.1 million. These cash inflows in operating activities were offset in part by cash outflows relating to a $0.2 million increase related to costs in excess of billings on uncompleted contracts, a $0.3 million decrease in accounts payable, a decrease in accrued liabilities of $0.1 million and a net loss of $0.7 million.

Cash flows used to fund operating activities totaled $2.0 million in the three months ended April 30, 1995 which included $1.2 million related to the Corporation and $0.8 million related to PDGR. These cash outflows principally included a $0.2 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of certain contract activity, a $0.9 million decrease in accounts payable as a result of a reduction in sales and payments, a $0.3 million reduction in accrued liabilities related to the timing of payments and an adjustment of $1.4 million related to the gain on the sale of PDGR and a $0.9 million increase in net assets of discontinued operations . These cash outflows were principally offset by cash inflows of $0.6 million related to net income generated during the current three months, cash inflows of $0.3 million due to a decrease in other current assets related to deferred costs associated with the PDGR initial public offering, a $0.3 million increase in billings in excess of costs and estimated earnings on uncompleted contracts related to the timing of contracts and $0.2 million of depreciation and amortization.

Cash outflows associated with investing activities during the current quarter and the prior fiscal quarter of $0.1 million related to the purchase of property, plant and equipment.

At April 30, 1996, the Corporation's backlog associated with its asbestos abatement business totaled $6.2 million ($4.9 million on fixed fee contracts and $1.3 million on time and materials or unit price contracts). PDGR's backlog is expected to result in revenues of approximately $3 million to $5 million during the remainder of fiscal 1997.

The Corporation maintains a line of credit with CVD Financial Corporation for $2.4 million which expires on May 1, 1997. The line of credit provides the Corporation with the ability to borrow up to 85% of eligible accounts receivable as defined and bear interest at a bank prime rate of interest plus 3%. At April 30, 1996, the Corporation was fully borrowed under the line of credit of $2.4 million.

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

The Corporation will continue to closely monitor its short-term and long-term liquidity requirements on an ongoing basis and is prepared to implement any measures required to conserve cash to meet its needs and to satisfy its obligations. Those measures may include the sale of all or a portion of the Corporation's remaining 59.5% ownership in PDGR. As noted elsewhere herein, on May 29, 1996, PDGR filed a registration statement (Form S-3) relating to the offer and sale of the 1,470,320 shares of PDGR stock held by the Corporation. Consummation of the sale of all or a portion of the PDGR shares held by the Corporation is expected to occur in the second quarter.

PROSPECTIVE INFORMATION

The Corporation's current business consists principally of asbestos abatement contracting and a 59.5% ownership interest in PDGR, which is engaged in providing environmental remediation services.

PDGR has historically performed a substantial amount of work under a Florida state funded site rehabilitation program, known as the "EDI Program," which provided for the remediation of contaminated sites related to the storage of petroleum and petroleum products. During the fiscal year ended January 31, 1996, the EDI Program was substantially modified to establish a protocol for continued work on sites based on their priority ranking and a pre-approval process for both the scope and the cost of work for petroleum clean up program tasks. The revised Florida state funded site rehabilitation program is known as the "Pre-Approval Program."

As a result of the changes in the EDI Program, PDGR experienced a material adverse change in its operations during the last three quarters of fiscal 1996 and in the first quarter of fiscal 1997, which included substantial reductions in contract revenues and significant operating losses, since the number of sites in PDGR's backlog immediately eligible for continued reimbursement were significantly reduced. Further, volume at PDGR's thermal treatment facility, GeoLogic Recovery Systems ("GeoLogic"), was significantly affected by the EDI Program changes that were indirectly attributable to the EDI Program changes and, accordingly, PDGR sold this facility on April 25, 1996.

PDGR has responded to the impact of the EDI Program changes on its operations through reductions in staff and other overhead costs, the reallocation of a portion of its workforce to cover existing backlog at its Pennsylvania remediation operation, the discontinuance of its thermal treatment facility, increased marketing efforts focused on obtaining remediation service contracts for high priority sites eligible for reimbursement under the Pre-Approval Program, and the identification of potential acquisitions to replace the revenues lost.

Although PDGR has increased its backlog of high priority sites eligible under the Pre-Approval Program in recent months, delays associated with the Pre-Approval Program have prevented PDGR from commencing work on these high priority sites. As a result of these delays, PDGR generated a loss in the quarter ended April 30, 1996 and expects that its operations will continue to be adversely affected in the second quarter of fiscal 1997.

The state of Florida passed legislation at the end of May 1996 that includes measures to satisfy the existing obligations to fund the backlog under the EDI Program. The legislation requires clean-ups to continue on the basis of priority rankings under the Pre-Approval Program and also authorizes clean-up in advance of a site's priority ranking on a limited basis to facilitate property transactions or public works projects pursuant to a Pre-Approval Advance Clean-Up ("PAC") provision. The legislation provides for the State of Florida to fund the existing backlog through the issuance of bonds, thereby enabling reimbursement applications submitted under the EDI Program to be paid on an accelerated basis. However, in exchange for this accelerated payment, reimbursement applications will be paid at a discount effective January 1, 1997. The annual discount rate to be used is 3.5%, and the present value of an application will be based upon the accelerated date the Florida Department of Environmental Protection ("FDEP") anticipates settling a reimbursement application, compared to the original date a reimbursement application was scheduled to be settled.

PDGR estimates that the acceleration of payments by the FDEP on reimbursement applications under the EDI Program will include the early release of cash, which is currently being held in escrow to cover future interest costs and potential disallowances on reimbursement applications, and the termination of
interest obligations.   In addition, it is anticipated that the satisfaction of
the backlog by the FDEP will result in an increase in the annual allocation of new work from the FDEP, thus accelerating PDGR's ability to access its backlog of higher priority sites.

Until the FDEP establishes a schedule of anticipated payment dates, PDGR will not be able to determine the impact of discounting on its operating results. However, PDGR may be required to record an adjustment to reflect the negative impact of the discounting on its results of operations and financial condition.

PDGR is required to complete all field work under the existing EDI Program by no later than July 31, 1996, and the FDEP must be invoiced for this work by no later than December 31, 1996.

PDGES, a wholly-owned subsidiary of PDGR, is currently involved in litigation with ISLIC as a result of insurance advances made to PDGES by ISLIC. A judgment rendered against PDGES would have a detrimental impact on PDGR's future cash flow.

The Corporation and PDGR have also been named in a purported class action suit involving the purchase by all persons and entities of the registrant's common stock from February 9, 1995 through May 23, 1995. The action alleges that the defendants violated certain federal securities laws. The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

                          PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the action captioned Klein v. PDG Remediation, Inc., described in the Corporation's Form 10-K for the year ended January 31, 1996, the parties have begun initial discovery with respect to the action.

With respect to the action captioned International Surplus Lines Insurance Co. vs. PDG Environmental Services, Inc. described in the Corporation's Form 10-K for the year ended January 31, 1996. On December 19, 1994, ("PDGES"), a wholly-owned subsidiary of PDGR filed an Answer and Counterclaims to the Complaint in which PDGES vigorously contests the allegation in the Complaint. The counterclaim is for an amount in excess of $2,517,215, and this amount continues to increase. The basis of the counterclaim is based upon the legal theories of breach of contract, bad faith (insurance), unjust enrichment, promissory estoppel and implied contract. PDGES and ISLIC met in March 1996 to explore settlement options; however, to date the parties have been unable to reach a settlement. Discovery with respect to the matter was completed in May 1996. Motions for summary judgement were filed on behalf of both PDGES and ISLIC on May 3, 1996, and each party filed a response to the other party's motion on May 29, 1996. PDGES has made an additional offer of settlement to ISLIC, but ISLIC has not yet responded. If neither party's summary judgement motion is granted, or no settlement is reached, trial is expected to commence on August 5, 1996.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At April 30, 1996, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $100,000.

ITEM 5.  OTHER INFORMATION

PDGR has historically performed a substantial amount of work under the EDI Program in the State of Florida. The EDI Program was substantially modified during the registrant's fiscal year ended January 31, 1996. These modifications continued to have a material adverse effect on PDGR's operations in the three months ended April 30, 1996. Further, the Florida legislature recently passed a bill to satisfy the State of Florida's existing obligations to fund the backlog under the EDI Program.

The modifications in the EDI Program and the legislative activity are discussed in further detail in prospective information segment of Management's Discussion and Analysis of Financial Condition and Results of Operation on Page 12 contained in Part I located elsewhere herein.

PDGR has entered into a letter of intent to acquire SPATCO Environmental, Inc. from its sole shareholder. This potential acquisition is discussed in greater detail in Note 8 to the consolidated financial statements of the registrant contained in Part I located elsewhere herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
                                 EXHIBIT INDEX
                          EXHIBIT NO. AND DESCRIPTION

                                                       PAGES OF SEQUENTIAL
                                                         NUMBERING SYSTEM
27.  Financial data schedule

(b)  Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended April 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         PDG ENVIRONMENTAL, INC.


                                      By /s/ JOHN C. REGAN
                                         ---------------------------------
                                         John C. Regan
                                         Chairman and Chief Executive Officer


Date:  June 14, 1996