Form 10-Q
period 1996-07-31
PDG ENVIRONMENTAL INC
filed 1996-09-13
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996 OR


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


                                  412-856-2200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

As of September 3, 1996, there were 5,908,868 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                     INDEX

PART I.  FINANCIAL INFORMATION

                                                                                  PAGE
     Item 1.  Consolidated Financial Statements and Notes to Consolidated
              Financial Statements


          (a) Condensed Consolidated Balance Sheets as of July 31, 1996
              (unaudited) and January 31, 1996                                     3

          (b) Consolidated Statements of Operations for the Three Months Ended
              July 31, 1996 and 1995 (unaudited)                                   4

          (c) Consolidated Statements of Operations for the Six Months Ended
              July 31, 1996 and 1995 (unaudited)                                   5

          (d) Consolidated Statements of Cash Flows for the Six Months Ended
              July 31, 1996 and 1995 (unaudited)                                   6

          (e) Notes to Consolidated Financial Statements (unaudited)               7

     Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition
              and  Results  of Operations                                         10


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                   14

     Item 3.  Defaults Upon Senior Securities                                     14

     Item 6.  Exhibits and Reports on Form 8-K                                    14

     Signatures                                                                   15

                         PART I.  FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            JULY 31,           JANUARY 31,
                                                                              1996                1996*
                                                                           -----------         -----------
                                                                           (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                            $   119,000         $   273,000
Accounts receivable - net                                                    3,277,000           3,221,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                        804,000             670,000
Inventory                                                                      185,000             181,000
Net assets of discontinued operations                                                -           1,492,000
Other current assets                                                           551,000             734,000
                                                                           -----------         -----------

TOTAL CURRENT ASSETS                                                         4,936,000           6,571,000

PROPERTY, PLANT AND EQUIPMENT                                                3,905,000           3,886,000
Less:  accumulated depreciation                                              3,179,000          (3,067,000)
                                                                           -----------         -----------
                                                                               726,000             819,000

OTHER ASSETS                                                                    47,000              55,000
                                                                           -----------         -----------

TOTAL ASSETS                                                               $ 5,709,000         $ 7,445,000
                                                                           ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                           $ 1,885,000         $ 1,680,000
Accrued liabilities                                                          1,142,000             998,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                     600,000             607,000
Current portion of long-term debt                                              174,000             176,000
                                                                           -----------         -----------

TOTAL CURRENT LIABILITIES                                                    3,801,000           3,461,000

LONG-TERM DEBT                                                               1,473,000           2,766,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                      444,000             444,000
Common stock                                                                   118,000             118,000
Additional paid-in capital                                                   4,254,000           4,230,000
Deficit                                                                     (4,381,000)         (3,574,000)
                                                                           -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                                     435,000           1,218,000
                                                                           -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 5,709,000         $ 7,445,000
                                                                           ===========         ===========

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                      FOR THE THREE MONTHS
                                                                                          ENDED JULY 31,
                                                                                 -------------------------------
                                                                                    1996                 1995
                                                                                 ----------           ----------
CONTRACT REVENUES                                                                $3,715,000           $5,108,000
CONTRACT COSTS                                                                    3,202,000            4,251,000
                                                                                 ----------           ----------

Gross margin                                                                        513,000              857,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        556,000              718,000
                                                                                 ----------           ----------

(Loss) income from operations                                                       (43,000)             139,000

OTHER INCOME (EXPENSE):
  Interest expense                                                                  (84,000)            (127,000)
  Interest income                                                                         -                5,000
  Other income                                                                       39,000                1,000
                                                                                 ----------           ----------
                                                                                    (45,000)            (121,000)
                                                                                 ----------           ----------
(Loss) income before income taxes and
   discontinued operations                                                          (88,000)              18,000

INCOME TAX BENEFIT                                                                       --              (76,000)
                                                                                 ----------           ----------

(LOSS) INCOME BEFORE DISCONTINUED OPERATIONS                                        (88,000)              94,000

DISCONTINUED OPERATIONS:

   Loss from operations                                                            (252,000)            (393,000)
   Gain on disposal                                                                 212,000                   --
                                                                                 ----------           ----------
                                                                                    (40,000)            (393,000)

NET (LOSS) INCOME                                                                $ (128,000)          $ (299,000)
                                                                                 ==========           ==========

PREFERRED STOCK DIVIDEND REQUIREMENTS                                            $    9,000           $   12,000
                                                                                 ==========           ==========

PER SHARE OF COMMON STOCK - PRIMARY:

   Income (loss) before discontinued operations                                  $    (0.01)          $     0.01
   Discontinued operations                                                            (0.01)               (0.07)
                                                                                 ----------           ----------

   Net (loss) income per share                                                   $    (0.02)          $    (0.06)
                                                                                 ==========           ==========

AVERAGE COMMON SHARES AND DILUTIVE COMMON
   EQUIVALENTS OUTSTANDING                                                        5,909,000            5,439,000
                                                                                 ==========           ==========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                      FOR THE SIX MONTHS
                                                                                         ENDED JULY 31,
                                                                                 ----------------------------
                                                                                    1996              1995
                                                                                 ----------        ----------
CONTRACT REVENUES                                                                $7,525,000        $7,986,000
CONTRACT COSTS                                                                    6,691,000         6,843,000
                                                                                 ----------        ----------

Gross margin                                                                        834,000         1,143,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      1,231,000         1,492,000
                                                                                 ----------        ----------

(Loss) income from operations                                                      (397,000)         (349,000)

OTHER INCOME (EXPENSE):
   Gain on sale of PDG Remediation, Inc. common stock                                    --         1,354,000
   Interest expense                                                                (168,000)         (263,000)
   Interest income                                                                    5,000            14,000
   Other income                                                                      46,000             4,000
                                                                                 ----------        ----------
                                                                                   (117,000)        1,109,000
                                                                                 ----------        ----------
Income (loss) before income taxes and
   discontinued operations                                                         (514,000)          760,000

INCOME TAX PROVISION (BENEFIT)                                                           --                --
                                                                                 ----------        ----------

LOSS BEFORE DISCONTINUED OPERATIONS                                                (514,000)          760,000

DISCONTINUED OPERATIONS:

   Loss from operations                                                            (505,000)         (445,000)
   Gain on disposal                                                                 212,000                --
                                                                                 ----------        ----------
                                                                                   (293,000)         (445,000)

NET INCOME (LOSS)                                                                $ (807,000)       $  315,000
                                                                                 ==========        ==========

PREFERRED STOCK DIVIDEND REQUIREMENT                                             $   18,000        $       --
                                                                                 ==========        ==========

PER SHARE OF COMMON STOCK - PRIMARY:

   Income (loss) before discontinued operations                                  $    (0.09)       $     0.11
   Discontinued operations                                                            (0.05)            (0.06)
                                                                                 ----------        ----------

   Net income (loss) per common share                                            $    (0.14)       $     0.05
                                                                                 ==========        ==========

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING                                                         5,909,000         6,968,000
                                                                                 ==========        ==========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                      FOR THE SIX MONTHS
                                                                                         ENDED JULY 31,
                                                                                --------------------------------
                                                                                   1996                 1995
                                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $  (807,000)       $   315,000

ADJUSTMENTS TO RECONCILE NET
  INCOME (LOSS) TO CASH:
    Gain on sale of PDG Remediation, Inc. common stock                             (212,000)        (1,354,000)
    Depreciation and amortization                                                   181,000            230,000

    Other                                                                            16,000            104,000

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                             (56,000)          (667,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                     (134,000)          (168,000)
    Inventory                                                                        (4,000)           (35,000)
    Net assets of discontinued operations                                           498,000            445,000
    Other current assets                                                            319,000            188,000
    Accounts payable                                                                 38,000           (389,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                       (7,000)            10,000
    Accrued liabilities                                                             144,000            (64,000)
    Other                                                                                --             (5,000)
                                                                                -----------        -----------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                                         798,000           (685,000)
                                                                                -----------        -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    (24,000)        (1,390,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                       (44,000)          (276,000)
    Proceeds from the sale of property, plant and equipment                           3,000              1,000
                                                                                -----------        -----------
NET CASH USED BY INVESTING ACTIVITIES                                               (41,000)          (275,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds on sale of PDG Remediation, Inc. common stock                        1,206,000          1,435,000
    Proceeds from debt                                                                   --             20,000
    Principal payments on debt                                                   (1,295,000)          (189,000)
                                                                                -----------        -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                    (89,000)         1,266,000
                                                                                -----------        -----------

Net Increase (Decrease) in Cash and Short-Term Investments                         (154,000)          (399,000)
Cash and Short-Term Investments, Beginning of Period                                273,000            673,000
                                                                                -----------        -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                  $   119,000        $   274,000
                                                                                ===========        ===========

See accompanying notes to consolidated financial statements.

Additional information:
The proceeds on the sale of PDG Remediation, Inc. common stock of $1,205,000 for the six months ended July 31, 1996 was not received in the form of cash, but rather was a direct offset to the debt owed CVD Financial, Inc.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1996
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s wholly-owned subsidiaries. The accounts of PDG Remediation, Inc. ("PDGR"), in which PDG Environmental, Inc. maintained until July 31, 1996 a 59.5% ownership interest subsequent to the initial public offering of PDGR's common stock and warrants on February 9, 1995 are reflected as a discontinued operation (see
Note 3).

The accompanying financial statements of PDG Environmental, Inc. and subsidiaries (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended July 31, 1996 were of a normal, recurring nature. The amounts presented for the three and six months ended July 31, 1996 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1996, as amended by Form 10-K/A No. 1 dated May 31, 1996 and Quarterly Report on Form 10-Q of the Corporation for the quarter ended April 30, 1996 dated June 14, 1996, and should be read in conjunction with this quarterly report.

The prior year financial statements have been reclassified to reflect the PDGR business as a discontinued operation.

NOTE 2 - FEDERAL INCOME TAXES

No income taxes have been provided for the three and six months ended July 31, 1996 due to a loss for financial reporting purposes.

Income taxes paid by the Corporation for the six months ended July 31, 1996 and 1995 totaled approximately $4,000 and $16,000, respectively.

NOTE 3 - PDG REMEDIATION, INC.

INITIAL PUBLIC OFFERING

On February 9, 1995, PDGR sold in an initial public offering 1,000,000 shares of common stock and 1,000,000 redeemable warrants at a price of $5.00 per share of common stock and $0.10 per redeemable warrant. The Corporation sold 400,000 shares of its PDGR common stock as part of the initial public offering and received net proceeds of approximately $1.4 million, which resulted in a gain of approximately $1.4 million during the six months ended July 31, 1995. The Corporation recorded the sale effective as of February 1, 1995. PDGR sold 600,000 newly issued common shares plus 1,000,000 redeemable warrants and received net proceeds of approximately $2.3 million. The Corporation owned approximately 59.5% of PDGR common stock until July 31, 1996.

DISCONTINUED OPERATIONS

On May 1, 1996, the Corporation made the decision to divest its remaining 59.5% ownership interest in PDGR. The loss from operations in the Statements of Consolidated Operations represents the Corporation's 59.5% portion of PDGR's loss. During the three and six month periods ending July 31, 1996 and 1995, respectively, PDGR had revenues of $1,186,000 and $2,479,000 (fiscal 1997) and $976,000 and $3,560,000 (fiscal 1996), respectively. See Note 4 for a discussion of the sale of PDGR.

NOTE 4 - LINES OF CREDIT

On July 31, 1996, the Corporation entered into a Loan Modification Agreement ("Modification Agreement") with CVD Financial Corporation ("CVD"). The Modification Agreement provided that CVD purchase all 1,470,320 shares of PDGR common stock held by the Corporation for $0.82 per share and that the aggregate purchase price of $1,205,662 was utilized to reduce the outstanding balance on the line of credit. This resulted in a $212,000 gain on the sale. After application of the proceeds, the debt under the line of credit was reduced to $1,214,332 at July 31, 1996, and the maximum allowable borrowings under the line of credit are capped at $1,500,000. The maturity date of the line of credit and term loan agreements was extended until August 1, 1997.

The closing of the sale is subject to a number of conditions, including (a) the reincorporation of PDGR as a Delaware corporation on or before November 1, 1996; (b) the reincorporation of PDGR resulting in no material liabilities to PDGR; and (c) not more than five percent (5%) of the shareholders of PDGR exercising dissenter's rights in connection with the reincorporation. CVD has the right to waive all of the aforementioned conditions to closing.

PDGR's Board of Directors has also been restructured effective September 4, 1996, with the resignations of John Regan and David D'Appolonia and the appointment of four representatives of CVD.

The Modification Agreement also provides that the Corporation has the right, until November 1, 1996, to arrange for the account of CVD a cash sale of all shares of PDGR's common stock held by CVD or its affiliates at minimum price of $0.82 per share, provided that certain conditions are met, including the satisfaction of any indebtedness or guarantees which CVD has provided to PDGR in the interim. The Corporation has granted an exclusive option to a third party for $1.20 per share. If the option is exercised, the gain to the Corporation will be $559,000 and debt with CVD will be reduced by a similar amount.

The Corporation and PDGR are guarantors on the Sirrom Environmental Funding LLC Agreement which provides $4 million of funding relative to unbilled amounts on certain contracts. As of July 31, 1996, PDGR was advanced approximately $2.3 million under the Sirrom Agreement.


The Corporation paid interest costs totaling approximately $29,000 and $320,000 during the six months ended July 31, 1996 and 1995, respectively.

NOTE 5 - COMPENSATION PLANS

The Corporation maintains a qualified incentive stock option plan (the "Plan") which provides for the grant of incentive options to purchase shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. Options to purchase 1,165,000 shares of the Corporation's common stock at an exercise price of $0.36 per share were granted under the Plan on June 17, 1996. Vesting of 50% of the options is contingent upon the individual offices, and in the case of executive officers, the corporation, meeting pre- established financial goals for the remainder of fiscal 1997 and for all of fiscal year 1998. If financial goals are exceeded by 25%, the remaining 50% of options vest. If financial goals are not achieved, the options do not vest and are returned to the Plan for future grants

NOTE 6 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $109,000 at July 31, 1996. At July 31, 1996, there were 186,052 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 7 - NET LOSS PER SHARE

The primary loss per common share for the three months ended July 31, 1996 and 1995 and the six months ended July 31, 1996 is computed by adjusting the net loss for the preferred dividend requirement of $9,000, $12,000 and $18,000, respectively, and dividing this amount by the weighted average number of shares of common stock outstanding for the respective period. The effects of assuming the conversion of preferred stock or the exercise of stock options, stock warrants and common stock rights would be antidilutive for the three months ended July 31, 1996 and 1995 and the six months ended July 31, 1996.

Primary earnings per share for the six months ended July 31, 1995 are calculated by dividing the net income by the average common shares outstanding and dilutive common stock equivalents. Stock options and warrants have not been reflected as exercised for purposes of computing the primary loss per share for the three months ended July 31, 1996 and 1995 and the six months ended July 31, 1996 since the exercise of such options and warrants would be antidilutive.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1996 AND 1995

On February 9, 1995, the Corporation sold approximately 40.5% of its common stock interest in its wholly-owned environmental services subsidiary, PDGR, in an initial public offering of PDGR's common stock. The Corporation recorded the sale effective as of February 1, 1995. On May 1, 1996, the Corporation made a decision to divest its remaining 59.5% ownership interest in PDGR. Therefore, the Corporation accounted for its remaining 59.5% ownership interest as a discontinued operation until July 31, 1996, at which time the Corporation's remaining ownership in PDGR was sold to CVD Financial.

The Corporation's contract revenues decreased by approximately 27% to $3.7 million during the three months ended July 31, 1996 compared to $5.1 million in the three months ended July 31, 1995. The Corporation, which now solely consists of asbestos abatement, did not experience the summer increase in contract activity until July 1996, which resulted in lower revenues as compared to the prior 3 month period.

The Corporation's gross margin decreased to $0.5 million in the second quarter of fiscal 1997 compared to $0.9 million in the second quarter of fiscal 1996. The decrease in gross margin was primarily attributable to the aforementioned decrease in contract revenue although gross margin as a percentage of revenue did decrease by 3% to 14% for the current three month period due to the fixed portion of contract cost being spread over a smaller revenue base and slightly lower field margins.

Selling, general and administrative expenses decreased to $0.56 million in the three months ended July 31, 1996 compared to $0.72 million in the three months ended July 31, 1995. The decrease is primarily attributable to cost- saving measures implemented during the current fiscal year.

As a result of the factors described above, the Corporation reported a loss from operations of $0.04 million in the current three month period compared to income from operations of $0.14 million for the same three months of the prior fiscal year.

The Corporation's reported interest expense decreased to $0.08 million for the three months ended July 31, 1996 from $0.13 million for the three months ended July 31, 1995. The Corporation's interest expense decreased due to lower interest rates on outstanding indebtedness with CVD.

Interest income decreased to zero for the three months ended July 31, 1996 versus $5,000 for the three months ended July 31, 1995 due to lower invested cash balances while $39,000 of other income was recognized primarily from the sale of fixed assets.

During the three months ended July 31, 1995, the Corporation recorded an income tax benefit of approximately $76,000 to reverse its first quarter income tax provision. During the three months ended July 31, 1996, the Corporation did not provide an income tax provision due to the loss for financial reporting purposes.

The Corporation recognized its 59.5% interest in PDGR resulting in a $252,000 and $393,000 loss from discontinued operations for the three months ended July 31, 1996 and 1995, respectively. The decreased loss from PDGR was due to a $200,000 increase in revenues and decreases in certain operating expenses. The sale of the PDGR shares to CVD on July 31, 1996 resulted in a $212,000 gain.

SIX MONTHS ENDED JULY 31, 1996 AND 1995

The Corporation's contract revenues decreased to $7.5 million for the six months ended July 31, 1996 compared to $8.0 million for the six months ended July 31, 1995. The decrease in revenues in the current six month period was due to a delay until July 1996 in the increase in contract activity during the summer months.

The gross margin reported by the Corporation in the six months ended July 31, 1996 decreased to $0.8 million compared to $1.1 million for the six months ended July 31, 1995. The decrease in gross margin primarily related to a decrease in gross margin as a percentage of revenue due to the fixed portion of contract costs being spread over a smaller revenue base and lower field margins during the first quarter when two significant projects (completed in that quarter) were not profitable.

Selling, general and administrative expenses reported by the Corporation for the six months ended July 31, 1996 decreased to $1.2 million versus $1.5 million in the same six month period of the prior fiscal year. The decrease is primarily attributable to cost-saving measures implemented during the current fiscal year.

The Corporation reported a loss from operations of $0.40 million in the six months ended July 31, 1996 as a result of the factors discussed above compared to a loss from operations of $0.35 million in the same six month period last year.

During the six months ended July 31, 1995, the Corporation reported a net gain of approximately $1.4 million from the initial public offering of common stock and warrants by PDGR since the basis of the Corporation's investment was lower than the proceeds realized from the initial public offering. As a result of the sale, the Corporation's ownership percentage in PDGR was reduced from 100% to 59.5%.

Interest expense decreased to $0.17 million in the current six month period compared to $0.26 million in the six months ended July 31, 1995 due to a decrease in the interest rate on the CVD indebtedness.

Interest income totaled $5,000 for the current six month period versus $14,000 in the same six month period of the prior fiscal year due to lower invested cash balances. Other income in the current six month period was primarily generated from the sale of fixed assets.

No income tax provision has been recorded for the six months ended July 31, 1996 due to a loss for financial reporting purposes.

The Corporation recognized its 59.5% interest in PDGR resulting in a $505,000 and $445,000 loss from discontinued operations for the six months ended July 31, 1996 and 1995, respectively. The increased loss from PDGR was due to an approximate $1,000,000 revenue decrease in the current year which was partially offset by decreases in certain operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity decreased during the six months ended July 31, 1996 as cash and short-term investments decreased by $0.15 million to $0.12 million compared to a decrease in cash and short-term investments of $0.4 million in the six months ended July 31, 1995.

The decrease in cash flows during the current six month period is principally attributable to the repayment of debt.

Cash outflows associated with financing activities during the current six months included $1.2 million of proceeds from the sale of PDGR stock to CVD which was utilized to reduce borrowing under the revolving line of credit. Additionally, $0.09 million of principal payments were made on the CVD term debt.

Cash outflows from operating activities of $0.03 million in the six months ended July 31, 1996 included a $0.06 million increase in accounts receivable, a $0.13 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of certain contract activity, $0.8 million as a result of net loss generated during the period and an adjustment of $0.2 million due to the gain on the sale of PDGR common stock. The aforementioned cash outflows from operating activities were offset, in part, by a $0.04 million increase in accounts payable, a $0.32 million decrease in other current assets, a $0.14 million increase in accrued liabilities due to the timing of payments and $0.18 million of depreciation and amortization.

The Corporation's cash outflows from investing activities of $0.04 million in the six months ended July 31, 1996 was attributable to $0.04 million for the purchase of property, plant and equipment.

During the six months ended July 31, 1995, the $0.4 million decrease in the Corporation's liquidity resulted from cash used by operating activities of $1.4 million and cash used by investing activities of $0.03 million. These cash outflows were funded in part by cash provided by financing activities of $1.3 million.

The Corporation's cash outflows of $1.4 million to fund operating activities principally included a $0.7 million increase in accounts receivable and a $0.2 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.4 million decrease in accounts payable due to payments and an adjustment of $1.4 million due to the gain on the sale of PDGR common stock. These cash outflows in operating activities were offset in part by net income generated during the period of $0.3 million and $0.2 million of depreciation and amortization and a $0.2 million decrease in other current assets.

During the six months ended July 31, 1995, cash outflows associated with investing activities of $0.3 million were due to the purchase of property, plant and equipment.

The Corporation's cash inflows related to financing activities included $1.4 million from the sale of the PDGR common stock. These cash inflows were offset by principal payments on debt of $0.2 million to CVD.

At July 31, 1996, the Corporation's backlog associated with its asbestos abatement business totaled $11 million ($4.5 million on fixed fee contracts and $6.5 on time and materials or unit price contracts). This is a significant increase from the asbestos abatement backlog of $6.2 million at April 30, 1996 and reflects a number of large contracts awarded during the second quarter.

The Corporation maintained a line of credit with CVD Financial totaling $2.5 million. The line of credit provided the Corporation with the ability to borrow up to 85% of eligible accounts receivable as defined and bears interest at a bank prime rate of interest plus 3%. At July 30, 1996, the Corporation had borrowings under this line of credit totaling $2.42 million.

On July 31, 1996, the Corporation entered into a Loan Modification Agreement ("Modification Agreement") with CVD Financial Corporation ("CVD"). The Modification Agreement provided that CVD purchase all 1,470,320 shares of PDGR common stock held by the Corporation for $0.82 per share and that the aggregate purchase price of $1,205,662 was utilized to reduce the outstanding balance on the line of credit. This resulted in a $212,000 gain on the sale. After application of the proceeds, the debt under the line of credit was reduced to $1,214,332 at July 31, 1996, and the maximum allowable borrowings under the line of credit are capped at $1,500,000. The maturity date of the line of credit and term loan agreements was extended until August 1, 1997.

The closing of the sale is subject to a number of conditions, including (a) the reincorporation of PDGR as a Delaware corporation on or before November 1, 1996; (b) the reincorporation of PDGR resulting in no material liabilities to PDGR; and (c) not more than five percent (5%) of the shareholders of PDGR exercising dissenter's rights in connection with the reincorporation. CVD has the right to waive all of the aforementioned conditions to closing.

PDGR's Board of Directors has also been restructured effective September 4, 1996, with the resignations of John Regan and David D'Appolonia and the appointment of four representatives of CVD.

The Modification Agreement also provides that the Corporation has the right, until November 1, 1996, to arrange for the account of CVD a cash sale of all shares of PDGR's common stock held by CVD or its affiliates at minimum price of $0.82 per share, provided that certain conditions are met, including the satisfaction of any indebtedness or guarantees which CVD has provided to PDGR in the interim. The Corporation has granted an exclusive option to a third party for $1.20 per share. If the option is exercised, the gain to the Corporation will be $559,000 and debt with CVD will be reduced by a similar amount.

The Corporation and PDGR are guarantors on the Sirrom Environmental Funding LLC Agreement which provides $4 million of funding relative to unbilled amounts on certain contracts. As of July 31, 1996, PDGR was advanced approximately $2.3 million under the Sirrom Agreement.

The Corporation will continue to monitor closely its short-term and long-term liquidity requirements on an ongoing basis and is prepared to implement any measures required to conserve cash to meet its needs and to satisfy its obligations.

PROSPECTIVE INFORMATION

The Corporation's current business consists solely of asbestos abatement contracting after the sale of its 59.5% ownership interest in PDGR to CVD on July 31, 1996.

The Corporation is exploring further options to increase liquidity and stockholders' equity including the aforementioned resale of the PDGR shares held by CVD, a private placement of the Corporation's equity securities and/or the consummation of a new credit facility.

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

                          PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the action, captioned Klein v. PDG Remediation, Inc., et al. described in the Corporation's Form 10-K for the year ended January 31, 1996, the parties have begun initial discovery with respect to the action.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At July 31, 1996, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $109,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                                 EXHIBIT INDEX

                          EXHIBIT NO. AND DESCRIPTION

                                                                                                PAGES OF SEQUENTIAL
                                                                                                 NUMBERING SYSTEM
4(a)     Loan Modification Agreement dated July 31, 1996 between CVD Financial Corporation and PDG Environmental, Inc., PDG, Inc., Project Development Group, Inc. and
         Enviro-Tech Abatement Services Co. and John Regan

10(a)    Professional Consulting Agreement dated June 14, 1996 between Len Turano and PDG
         Environmental, Inc.

  (b)    The registrant did not file any current reports on Form 8-K during the three months ended July 31, 1996.

27       Financial Data Schedule

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


Date:  September 16, 1996