Form 10-Q
period 1996-10-31
PDG ENVIRONMENTAL INC
filed 1996-12-12
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996 OR


[   ]  TANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          ____________ TO ____________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____


As of December 6, 1996, there were 5,923,868 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                           PAGE
     Item 1. Consolidated Financial Statements and Notes to Consolidated Financial Statements

          (a) Condensed Consolidated Balance Sheets as of October 31, 1996 (unaudited) and January 31, 1996                3

          (b) Consolidated Statements of Operations for the Three Months Ended October 31, 1996 and 1995 (unaudited)       4

          (c) Consolidated Statements of Operations for the Nine Months Ended October 31, 1996 and 1995 (unaudited)        5

          (d) Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 1996 and 1995 (unaudited)        6

          (e) Notes to Consolidated Financial Statements (unaudited)                                                       7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                        10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                           13

     Item 3.  Defaults Upon Senior Securities                                                                             13

     Item 4.  Submission of Matters to a Vote of Security Holders                                                         13

     Item 6.  Exhibits and Reports on Form 8-K                                                                            14

     Signatures                                                                                                           15

                         PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            OCTOBER 31,     JANUARY 31,
                                                                               1996            1996
                                                                           ------------     -----------
                                                                            (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                            $   463,000      $   273,000
Accounts receivable - net                                                    3,823,000        3,221,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                        866,000          670,000
Inventory                                                                      199,000          181,000
Net assets of discontinued operations                                                -        1,492,000
Other current assets                                                           550,000          734,000
                                                                           -----------      -----------

TOTAL CURRENT ASSETS                                                         5,901,000        6,571,000

PROPERTY, PLANT AND EQUIPMENT                                                3,935,000        3,886,000
Less:  accumulated depreciation                                              3,242,000        3,067,000
                                                                           -----------      -----------
                                                                               693,000          819,000

OTHER ASSETS                                                                    40,000           55,000
                                                                           -----------      -----------

TOTAL ASSETS                                                               $ 6,634,000      $ 7,445,000
                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                           $ 1,948,000      $ 1,680,000
Short-term borrowings                                                        1,500,000                -
Accrued liabilities                                                          1,375,000          998,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                     938,000          607,000
Current portion of long-term debt                                              174,000          176,000
                                                                           -----------      -----------

TOTAL CURRENT LIABILITIES                                                    5,935,000        3,461,000

LONG-TERM DEBT                                                                 216,000        2,766,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                      444,000          444,000
Common stock                                                                   118,000          118,000
Additional paid-in capital                                                   4,260,000        4,230,000
Deficit                                                                     (4,339,000)      (3,574,000)
                                                                           -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                                     483,000        1,218,000
                                                                           -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 6,634,000      $ 7,445,000
                                                                           ===========      ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                   FOR THE THREE MONTHS
                                                                                     ENDED OCTOBER 31,
                                                                               ----------------------------
                                                                                  1996              1995
                                                                               ----------        ----------
CONTRACT REVENUES                                                              $4,023,000        $5,269,000
CONTRACT COSTS                                                                  3,305,000         4,689,000
                                                                               ----------        ----------

Gross margin                                                                      718,000           580,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      627,000           763,000
                                                                               ----------        ----------

Income (loss) from operations                                                      91,000          (183,000)

OTHER INCOME (EXPENSE):
  Interest expense                                                                (62,000)         (113,000)
  Interest income                                                                   1,000             4,000
  Other income                                                                     21,000                 -
                                                                               ----------        ----------
                                                                                  (40,000)         (109,000)
                                                                               ----------        ----------
Income (loss) before income taxes and
  discontinued operations                                                          51,000          (292,000)

INCOME TAX PROVISION                                                                    -                 -
                                                                               ----------        ----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                       51,000          (292,000)

DISCONTINUED OPERATIONS
  Loss from operations                                                                  -          (292,000)
  Loss on disposal                                                                 (9,000)                -
                                                                               ----------        ----------
                                                                                   (9,000)         (292,000)
                                                                               ----------        ----------

NET INCOME (LOSS)                                                              $   42,000        $ (584,000)
                                                                               ==========        ==========

PREFERRED STOCK DIVIDEND REQUIREMENTS                                          $        -        $   12,000
                                                                               ==========        ==========

PER SHARE OF COMMON STOCK - PRIMARY:

  INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                 $     0.01        $    (0.05)
  DISCONTINUED OPERATIONS                                                               -             (0.05)
                                                                               ----------        ----------

  NET INCOME (LOSS) PER COMMON SHARE                                           $     0.01        $    (0.10)
                                                                               ==========        ==========

AVERAGE COMMON SHARES AND DILUTIVE COMMON
   EQUIVALENTS OUTSTANDING                                                      5,911,000         5,704,000
                                                                               ==========        ==========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                  FOR THE NINE MONTHS
                                                                                    ENDED OCTOBER 31,
                                                                             ------------------------------
                                                                                 1996              1995
                                                                             -----------        -----------
CONTRACT REVENUES                                                            $11,548,000        $13,255,000
CONTRACT COSTS                                                                 9,996,000         11,532,000
                                                                             -----------        -----------

Gross margin                                                                   1,552,000          1,723,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                   1,858,000          2,255,000
                                                                             -----------        -----------

Loss from operations                                                            (306,000)          (532,000)

OTHER INCOME (EXPENSE):
   Gain on sale of PDG Remediation, Inc. common stock                                  -          1,354,000
   Interest expense                                                             (230,000)          (376,000)
   Interest income                                                                 6,000             18,000
   Other income                                                                   67,000              4,000
                                                                             -----------        -----------
                                                                                (157,000)         1,000,000
                                                                             -----------        -----------
Income (loss) before income taxes and discontinued
   operations                                                                   (463,000)           468,000

INCOME TAX PROVISION                                                                   -                  -
                                                                             -----------        -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                    (463,000)           468,000

DISCONTINUED OPERATIONS
  Loss from operations                                                          (505,000)          (737,000)
  Gain on disposal                                                               203,000                  -
                                                                             -----------        -----------
                                                                                (302,000)          (737,000)
                                                                             -----------        -----------

NET LOSS                                                                     $  (765,000)       $  (269,000)
                                                                             ===========        ===========

PREFERRED STOCK DIVIDEND REQUIREMENTS                                        $    27,000        $    36,000
                                                                             ===========        ===========

PER SHARE OF COMMON STOCK - PRIMARY:

   INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                              $     (0.08)       $      0.07
   DISCONTINUED OPERATIONS                                                         (0.05)             (0.13)
                                                                             -----------        -----------

   NET INCOME (LOSS) PER COMMON SHARE                                        $     (0.13)       $     (0.06)
                                                                             ===========        ===========

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUIVALENTS OUTSTANDING                                                        5,910,000          5,522,000
                                                                             ===========        ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                  FOR THE NINE MONTHS
                                                                                    ENDED OCTOBER 31,
                                                                              ----------------------------
                                                                                 1996              1995
                                                                              ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(765,000)       $  (269,000)

ADJUSTMENTS TO RECONCILE NET
  INCOME TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
    Depreciation and amortization                                               282,000            369,000
    Gain on sale of PDG Remediation, Inc. common stock                         (203,000)        (1,354,000)
                                                                              ---------        -----------
TOTAL CASH PROVIDED BY INCOME (LOSS)                                           (686,000)        (1,254,000)

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                        (602,000)          (926,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                 (196,000)          (171,000)
    Inventory                                                                   (18,000)            11,000
    Net assets of discontinued operations                                       489,000            737,000
    Prepaid income taxes                                                        (55,000)           (61,000)
    Other current assets                                                        501,000            681,000
    Accounts payable                                                             15,000            (12,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                  331,000           (233,000)
    Accrued liabilities                                                         377,000            217,000
    Other                                                                       (47,000)            (5,000)
                                                                              ---------        -----------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                                     795,000            238,000
                                                                              ---------        -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                109,000         (1,016,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                   (75,000)          (301,000)
    Proceeds from the sale of property, plant and equipment                       2,000              1,000
                                                                              ---------        -----------
NET CASH USED BY INVESTING ACTIVITIES                                           (73,000)          (300,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds on sale of PDG Remediation, Inc. common stock                            -          1,435,000
    Proceeds from debt                                                          286,000             49,000
    Principal payments on debt                                                 (132,000)          (728,000)
                                                                              ---------        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       154,000            756,000
                                                                              ---------        -----------

Net Increase (Decrease) in Cash and Short-Term Investments                      190,000           (560,000)
Cash and Short-Term Investments, Beginning of Period                            273,000            673,000
                                                                              ---------        -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                $ 463,000        $   113,000
                                                                              =========        ===========


See accompanying notes to consolidated financial statements.

Additional Information:

The proceeds on the sale of PDG Remediation, Inc. common stock of $1,206,000 for the nine months ended October 31, 1996 were not received in the form of cash, but rather were a direct offset to the debt owed Drummond Financial Corporation.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1996
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. and its wholly-owned subsidiaries. The accounts of ICHOR Corporation, formerly known as PDG Remediation, Inc. ("PDGR"), in which PDG Environmental, Inc. maintained until July 31, 1996 a 59.5% ownership interest subsequent to the initial public offering of PDGR's common stock and warrants on February 9, 1995 are reflected as a discontinued operation (see Note 3).

The accompanying financial statements of PDG Environmental, Inc. and subsidiaries (the "Corporation") are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended October 31, 1996 were of a normal, recurring nature. The amounts presented for the three and nine months ended October 31, 1996 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1996, as amended by Form 10-K/A No. 1 dated May 31, 1996 and Quarterly Reports on Form 10-Q of the Corporation for the quarters ended April 30, 1996 and July 31, 1996 dated June 14, 1996 and September 16, 1996, respectively, and should be read in conjunction with this quarterly report.

The prior year financial statements have been reclassified to reflect the PDGR business as a discontinued operation.

NOTE 2 -- FEDERAL INCOME TAXES

No income taxes have been provided for the three and nine months ended October 31, 1996 due to a loss for the nine month period ending October 31, 1996 for financial reporting purposes.

Income taxes paid by the Corporation for the nine months ended October 31, 1996 and 1995 totaled approximately $8,000 and $57,000, respectively.

NOTE 3 -- ICHOR CORPORATION (FORMERLY KNOWN AS PDG REMEDIATION, INC.)

INITIAL PUBLIC OFFERING

On February 9, 1995, PDGR sold in an initial public offering 1,000,000 shares of common stock and 1,000,000 redeemable warrants at a price of $5.00 per share of common stock and $0.10 per redeemable warrant. The Corporation sold 400,000 shares of its PDGR common stock as part of the initial public offering and received net proceeds of approximately $1.4 million, which resulted in a gain of approximately $1.4 million during the nine months ended October 31, 1995. The Corporation recorded the sale effective as of February 1, 1995. PDGR sold 600,000 newly issued common shares plus 1,000,000 redeemable warrants and received net proceeds of approximately $2.3 million. The Corporation owned approximately 59.5% of PDGR common stock until July 31, 1996.

DISCONTINUED OPERATIONS

On May 1, 1996, the Corporation made the decision to divest its remaining 59.5% ownership interest in PDGR. The loss from discontinued operations in the Statements of Consolidated Operations represents the Corporation's 59.5% portion of PDGR's loss. During the six month period ending July 31, 1996, PDGR had revenues of $2,479,000, and during the three and nine month periods ending October 31, 1995, PDGR had revenue of $1,314,000 and $4,874,000, respectively. See Note 4 for a discussion of the sale of PDGR.

NOTE 4 -- LINES OF CREDIT

On July 31, 1996, the Corporation entered into a Loan Modification Agreement ("Modification Agreement") with Drummond Financial Corporation ("Drummond") formerly CVD Financial Corporation. Pursuant to the Modification Agreement, Drummond purchased all 1,470,320 shares of PDGR common stock held by the Corporation for $0.82 per share and the aggregate purchase price of $1,205,662 was utilized to reduce the outstanding balance on the line of credit maintained by the Corporation with Drummond. This resulted in a $203,000 gain on the sale. After application of the proceeds, the debt under the line of credit was reduced to $1,214,332 at July 31, 1996, and the maximum allowable borrowings under the line of credit were capped at $1,500,000. The maturity date of the line of credit and term loan agreements was extended until August 1, 1997. As of October 31, 1996, the Corporation was fully borrowed on the $1.5 million line of credit.

The closing of the sale was subject to a number of conditions, including (a) the reincorporation of PDGR as a Delaware corporation; (b) the reincorporation of PDGR resulting in no material liabilities to PDGR; and (c) not more than five percent (5%) of the shareholders of PDGR exercising dissenters' rights in connection with the reincorporation. PDGR satisfied all requirements for reincorporation and reincorporated in Delaware on November 13, 1996. No material liabilities to PDGR resulted from this reincorporation. The period for the exercise of dissenters' rights expired on November 12, 1996, and no dissenters' rights were exercised.

On January 27, 1995, PDGR entered into a Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC, (the "Sirrom Agreement") which provides $750,000 of funding in connection with clean-up activities under the EDI Program. The Sirrom Agreement expires on January 27, 1997 and enables PDGR to fund the amounts which PDGR bills under the EDI Program at the prime rate of interest, as defined, plus 2%. PDGR is advanced 100% of amounts billed, and is required to deposit 10% into an escrow account to cover potential disallowances. PDGR and the Corporation are guarantors on the Sirrom Agreement. The advances to PDGR are fully secured by the accounts receivable and the escrow. As of October 31, 1996, PDGR was advanced approximately $0.7 million under the Sirrom Agreement.

On August 21, 1995, PDGR entered into a second Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC (the "Second Sirrom Agreement"), which provides $4,000,000 of funding relative to unbilled amounts under the EDI Program. The Second Sirrom Agreement, which expires on August 21, 1997, enables PDGR to fund amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. Although PDGR will be advanced 100% of amounts billed, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. The advances to PDGR are fully secured by the accounts receivable and the escrow. PDGR and the Corporation are guarantors on the Second Sirrom Agreement. As of October 31, 1996, PDGR was advanced approximately $2.3 million under the Second Sirrom Agreement.

It is expected that the amounts under the aforementioned guarantees will decrease in the first half of calendar 1997 as the balances due PDGR from the EDI Program are remitted thereby allowing PDGR to reduce the amounts owed Sirrom.

On October 31, 1996, the Corporation advised Sirrom that it would no longer guarantee future advances to PDGR under either the Sirrom Agreement or the Second Sirrom Agreement.

The Corporation paid interest costs totaling approximately $176,000 and $375,000 during the nine months ended October 31, 1996 and 1995, respectively.

NOTE 5 -- COMPENSATION PLANS

The Corporation maintains a qualified incentive stock option plan (the "Plan") which provides for the grant of incentive options to purchase shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. Options to purchase 1,055,000 and 115,000 shares of the Corporation's common stock at an exercise price of $0.36 per share were granted under the Plan effective June 17, 1996 and November 1, 1996, respectively. Vesting of 50% of the options is contingent upon the individual offices, and in the case of executive officers, the Corporation, meeting pre-established financial goals for the remainder of fiscal

1997. If financial goals are exceeded by 25%, the remaining 50% of options for fiscal 1997 vest. If financial goals are not achieved, the options do not vest and are returned to the Plan for future grants. Vesting for fiscal 1998 options are identical to that of the fiscal 1997 options.

NOTE 6 -- PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $119,000 at October 31, 1996. At October 31, 1996, there were 186,052 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 7 -- NET LOSS PER SHARE

The primary loss per common share for the three and nine months ended October 31, 1995 and the nine months ended October 31, 1996 are computed by adjusting the net loss for the preferred dividend requirement of $12,000, $36,000 and $27,000, respectively, and dividing this amount by the weighted average number of shares of common stock outstanding during the respective period. The effects of assuming the conversion of preferred stock or the exercise of stock options, stock warrants and common stock rights would be antidilutive for the three and nine months ended October 31, 1995 and the nine months ended October 31, 1996.

Primary earnings per share for the three months ended October 31, 1996 are calculated by adjusting the net income for the preferred dividend requirement of $9,000 and dividing this amount by the weighted average number of shares of common shares outstanding during the quarter. The effects of assuming the conversion of preferred stock or the exercise of stock options, stock warrants and common stock rights would be antidilutive for the three months ended October 31, 1996.

NOTE 8 -- COMMITMENTS AND CONTINGENCIES

As discussed in further detail in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended January 31, 1996, as amended by Form 10-K/A dated May 31, 1996, the Corporation and PDGR have been named as a defendant in a purported class action involving the purchase by all persons and entities of PDGR common stock from February 9, 1995 through May 23, 1995. The action alleges that defendants violated certain federal securities laws.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995

On February 9, 1995, the Corporation sold approximately 40.5% of its common stock interest in its wholly-owned environmental services subsidiary, PDGR, in an initial public offering of PDGR's common stock. The Corporation recorded the sale effective as of February 1, 1995. On May 1, 1996, the Corporation made a decision to divest its remaining 59.5% interest in PDGR. Therefore, the Corporation accounted for its remaining 59.5% ownership interest as a discontinued operation until July 31, 1996, at which time the Corporation's remaining ownership was sold to Drummond Financial Corporation.

The Corporation's contract revenues decreased by approximately 24% to $4.0 million during the three months ended October 31, 1996 compared to $5.3 million in the three months ended October 31, 1995.

The Corporation's gross margin increased to $0.7 million in the third quarter of fiscal 1997 compared to $0.6 million in the third quarter of fiscal 1996 due to increased profit margin on contracts which more than offset the decline in revenue.

Selling, general and administrative expenses decreased to $0.6 million in the three months ended October 31, 1996 compared to $0.8 million in the three months ended October 31, 1995. The decrease is primarily attributable to cost-saving measures implemented during the current year.

As a result of the factors described above, the Corporation reported income from operations of $0.1 million in the current three month period compared to a loss from operations of $0.2 million for the same three months of the prior fiscal year.

The Corporation's reported interest expense decreased to $0.06 million for the current fiscal quarter from $0.11 million for the prior year fiscal quarter. The Corporation's interest expense decreased due to a significant reduction in both the outstanding balance on the indebtedness to Drummond and the related interest rate.

No income taxes have been provided during the three months ended October 31, 1996 as the Corporation reported a loss for financial reporting purposes during the nine months ended October 31, 1996.

The Corporation recorded its 59.5% interest in the losses of PDGR resulting in a $0.3 million loss for the quarter ended October 31, 1995. The gain on disposal was decreased by $9,000 during the quarter ended October 31, 1996 as a result of legal billings related to the Modification Agreement with Drummond.

NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995

The Corporation's contract revenues decreased by approximately 13% to $11.5 million for the nine months ended October 31, 1996 compared to $13.3 million for the nine months ended October 31, 1995.

The gross margin reported by the Corporation in the nine months ended October 31, 1996 decreased to $1.6 million compared to $1.7 million for the nine months ended October 31, 1995. The gross margin percentage, as compared to revenue, increased slightly, therefore, the decrease in gross margin was primarily attributable to the decrease in revenues.

Selling, general and administrative expenses reported by the Corporation for the nine months ended October 31, 1996 decreased to $1.9 million versus $2.3 million in the same nine month period of the prior fiscal year. The decrease was due to cost-saving measures implemented during the current fiscal year.

The Corporation reported a loss from operations of $0.3 million in the nine months ended October 31, 1996 as a result of the factors discussed above compared to a loss from operations of $0.5 million in the same nine month period last year.

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

Interest expense decreased to $0.23 million in the current nine month period compared to $0.37 million in the nine months ended October 31, 1995. The Corporation's interest expense decreased due to a significant reduction in both the outstanding balance on the indebtedness to Drummond and the related interest rate.

The Corporation reported a loss for financial reporting purposes during the nine months ended October 31, 1996, therefore, no income taxes have been provided.

The Corporation recorded its 59.5% interest in the losses of PDGR resulting in a $505,000 and $737,000 loss from discontinued operations for the nine month period ended October 31, 1996 and 1995, respectively. The sale of the PDGR shares to Drummond on July 31, 1996 resulted in a $203,000 gain.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity increased during the nine months ended October 31, 1996 as cash and short-term investments increased by $0.2 million to $0.5 million compared to a $0.6 million decrease in cash and short-term investments in the nine months ended October 31, 1995.

The increase in cash during the current nine month period is principally attributable to cash inflows associated with operating activities of $0.1 million and financing activities of $0.2 million. These cash inflows were partially offset by cash outflows for investing activities of $0.1 million.

Cash inflows provided by operating activities of $0.1 million in the nine months ended October 31, 1996 included a $0.5 million reduction in other current assets, a $0.3 million increase in billings in excess of costs and estimated earnings on uncompleted contracts related to the timing of certain contract activity, a $0.4 million increase in accrued liabilities due to the timing of payments, and $0.3 million of depreciation and amortization. The aforementioned cash inflows from operating activities were offset by a $0.6 million increase in accounts receivable, $0.2 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of contracts, an adjustment of $0.2 million due to the gain on the sale of PDGR common stock and $0.8 million as a result of the net loss generated in the period.

Cash inflows associated with financing activities during the current nine months included $0.29 million advanced under the line of credit offset by $0.13 million of principal payments made on the Drummond term debt. Additionally, $1.2 million of proceeds from the sale of PDGR stock to Drummond Financial Corporation was a direct offset to reduce borrowings under the line of credit.

The Corporation's investing activities of $0.07 million in the nine months ended October 31, 1996 was for the purchase of property, plant and equipment.

During the nine months ended October 31, 1995, the Corporation's liquidity decreased by $0.56 million to $0.13 million. Cash used by operating activities of $1.0 million and cash used by investing activities of $0.3 million were offset by cash provided by financing activities of $0.76 million.

The Corporation's cash outflows of $1.0 million to fund operating activities principally included a $0.9 million increase in accounts receivable and a $0.2 million increase in costs and estimated earnings in excess of billings on uncompleted contracts which related to the higher sales levels experienced in the nine months ended October 31, 1995, and a $0.2 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts, an adjustment of $1.4 million due to the gain on the sale of PDGR common stock and $0.3 million as a result of the net loss generated in the period. These cash outflows in operating activities were partially offset by an increase in other current assets of $0.7 million and an increase in accrued liabilities of $0.2 million and $0.4 million of depreciation and amortization.

During the nine months ended October 31, 1995, cash outflows associated with investing activities of $0.3 million related to the purchase of property, plant and equipment.

The Corporation's cash inflows related to financing activities included $1.4 million from the sale of PDGR common stock. This cash inflow was offset by principal payments on debt of $0.7 million.

At October 31, 1996, the Corporation's backlog associated with its asbestos abatement business totaled $15.5 million ($9.8 million on fixed fee contracts and $5.7 million on time and materials or unit price contracts). This is a significant increase from the backlog of $11 million and $6.2 million at July 31, 1996 and April 30, 1996, respectively and reflects the large number of contracts awarded to the Corporation during the second and third quarters.

The Corporation will continue to monitor closely its short-term and long-term liquidity requirements on an ongoing basis and is prepared to implement any measures required to conserve cash to meet its needs and to satisfy its obligations.

PROSPECTIVE INFORMATION

The Corporation's current business consists principally of asbestos abatement contracting after the sale of its 59.5% ownership interest in PDGR to Drummond on July 31, 1996.

The Corporation is exploring further options to increase liquidity and stockholders' equity, including a private placement of the Corporation's equity securities and/or the consummation of a new credit facility.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the action captioned Klein v. PDG Remediation, Inc., described in the registrant's Form 10-Q for the quarter ended July 31, 1996, on September 1, 1995, an answer was filed on behalf of the registrant, its officers and directors and PDGE which generally denied the plaintiff's claims.

By letter dated December 5, 1995, the plaintiff requested a pre-motion conference on a motion for class certification. By letter dated December 6, 1995, the underwriter defendants requested a pre-motion conference on a motion to dismiss the complaint. In September 1996, the motion to dismiss was denied, but the motion for class certification is still pending. The action is still in the discovery stage.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At October 31, 1996, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $119,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF STOCKHOLDERS

On October 16, 1996 the Annual Meeting of the Stockholders of PDG
Environmental, Inc. was held in Pittsburgh, PA. At the meeting all of management's nominees were elected directors of the Corporation. Ernst & Young LLP was reelected as the Corporation's auditors with the following vote:

                Votes For                            6,262,670
                Votes Against                            7,272
                Abstained                                7,360

The Amendment to the Corporation's Incentive Stock Option Plan was approved as follows:

                Votes For                            3,643,262
                Votes Against                          652,599
                Abstained                               10,477
                Not Voting                           1,970,964

The Amendment to the Corporation's Stock Option Plan for Non-Employee Directors was approved as follows:

                Votes For                            6,170,531
                Votes Against                           79,526
                Abstained                               11,207
                Not Voting                              16,038

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                                 EXHIBIT INDEX

                          EXHIBIT NO. AND DESCRIPTION

                                                                                                  PAGES OF SEQUENTIAL
                                                                                                   NUMBERING SYSTEM
27     Financial Data Schedule

(b) The registrant did not file any current reports on Form 8-K during the three months ended October 31, 1996.

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


Date:  December 11, 1996