Form 10-K405
period 1997-01-31
PDG ENVIRONMENTAL INC
filed 1997-05-16
CIK 771485

                                                                     (Conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL YEAR ENDED JANUARY 31, 1997

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
                                                           --------
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,317,366 as of March 31, 1997, computed on the basis of the average of the bid and asked prices on such date.

As of March 31, 1997 there were 5,923,868 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

(a) DEVELOPMENT OF THE BUSINESS

PDG Environmental, Inc., the registrant, is a holding company which, through its wholly-owned operating subsidiaries, is engaged primarily in providing asbestos abatement services to the private and public sectors.

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

On July 20, 1994, PDG Remediation, Inc., now known as ICHOR Corporation, ("PDGR") was incorporated under the laws of the Commonwealth of Pennsylvania as a wholly-owned subsidiary of the registrant. The registrant's environmental remediation services business was merged into PDGR effective October 20, 1994 in order to separate this business segment from the registrant's other business segments and facilitate an initial public offering of PDGR common stock. On February 9, 1995, PDGR sold 1,000,000 shares of its common stock and 1,000,000 redeemable warrants to purchase an additional 1,000,000 shares of common stock to the public. Of the shares of common stock sold, 600,000 were offered by PDGR and 400,000 were offered by the registrant, thereby reducing the registrant's ownership in PDGR to approximately 60%.

On July 31, 1996, the registrant entered into a Loan Modification Agreement ("Modification Agreement") with Drummond Financial Corporation ("Drummond") formerly CVD Financial Corporation. Pursuant to the Modification Agreement, Drummond purchased all 1,470,320 shares of PDGR common stock held by the Corporation for $0.82 per share and the aggregate purchase price of $1,205,662 was utilized to reduce the outstanding balance on the line of credit maintained by the Corporation with Drummond. This resulted in a $203,000 gain on the sale.

(b) DESCRIPTION OF THE BUSINESS

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

Asbestos, which is a fibrous mineral found in rock formations throughout the world, was used extensively in a wide variety of construction- related products as a fire retardant and insulating material in residential, commercial and industrial properties. During the period from approximately 1910 to 1973, asbestos was commonly used as a construction material in structural steel fireproofing, as thermal insulation on pipes and mechanical equipment and as an acoustical insulation material. Asbestos was also used as a component in a variety of building materials (such as plaster, drywall, mortar and building block) and in caulking, tile adhesives, paint, roofing felts, floor tile and other surfacing materials.

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

The registrant's asbestos abatement operations have been generally concentrated in the northeastern, mid-atlantic, southeastern and southwestern portions of the United States. The majority of the registrant's national marketing efforts are performed by members of senior management located in the headquarters facility in Monroeville, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in New York City, New York; Hazleton and Export, Pennsylvania; Fort Lauderdale, Florida; Houston, Texas and Rock Hill, South Carolina.

Since the registrant and its subsidiaries are able to perform asbestos abatement work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts.

SUPPLIERS AND CUSTOMERS

The registrant purchases the equipment and supplies used in the asbestos abatement business from a number of manufacturers. One of these manufacturers account for 19% of the registrant's asbestos abatement purchases in fiscal 1997.

The customers of the registrant's asbestos abatement business include both private sector clients and government or publicly funded entities. In fiscal 1997, the registrant estimates that approximately 72% of its operating subsidiaries' revenues were derived from private sector clients, 23% from government contracts and 5% from schools. Due to the nature of the registrant's business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years.
No one customer comprised over 10% of the registrant's revenues for the year ended January 31, 1997.

LICENSES

The registrant, through its operating subsidiaries, is licensed and/or certified in all jurisdictions where required in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies as asbestos abatement supervisors and workers.

INSURANCE AND BONDS

The registrant and its operating subsidiaries maintain liability insurance for claims arising from its asbestos abatement business. The policy, which provided a $1.0 million limit per claim and in the aggregate, insures against both property damage and bodily injury arising from the asbestos abatement contracting activities of the registrant's operating subsidiaries. Effective February 1, 1997, coverage was raised to $2.0 million. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits of up to $10.0 million are available for individual projects. The registrant also provides worker's compensation insurance, at statutory limits, which covers the employees of the registrant's operating subsidiaries engaged in asbestos removal or encapsulation activities.

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

BACKLOG

The registrant and its operating subsidiaries had asbestos abatement backlog orders totaling approximately $14.4 million and $7.7 million at January 31, 1997 and 1996, respectively. The backlog at January 31, 1997 consisted of $9.2 million of uncompleted work on fixed fee contracts and an estimated $5.2 million of work to be completed on time and materials or unit price contracts. The backlog at January 31, 1996 consisted of $5.9 million of uncompleted work on fixed fee contracts and an estimated $1.8 million of work on time and materials or unit price contracts.

                                   EMPLOYEES

As of January 31, 1997, the registrant employs approximately 86 employees consisting of senior management and staff employees between its headquarters in Monroeville and branch offices located in New York City, Hazleton, Export, Fort Lauderdale, Houston and Rock Hill. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. The registrant also employs laborers for field operations based upon specific projects, therefore, the precise number varies based upon the outstanding backlog. Approximately 130 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the field laborers who provide services to the registrant are represented by unions. Management considers its employee labor relations to be good.

ITEM 2. PROPERTIES

On January 31, 1997, the registrant leases certain office space for its executive offices in Monroeville totaling 3,500 square feet. In addition, a combination of warehouse or shop and office space is leased in Houston (3,990 square feet), Hazleton (1,800 square feet), Fort Lauderdale (4,725 square feet), Rock Hill (4,943 square feet) and New York City (3,800 square feet). The registrant also owns a 15,000 square foot office/warehouse situated on approximately six (6) acres in Export, Pennsylvania which is subject to a mortgage.

ITEM 3. LEGAL PROCEEDINGS

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

By letter dated December 5, 1995, the plaintiff requested a pre-motion conference on a motion for class certification. By letter dated December 6, 1995, the underwriter's counsel requested a pre-motion conference on a motion to dismiss the complaint. In December 1995, the underwriter defendants filed a notice of motion to dismiss and a memorandum of law in support of the motion. The motion to dismiss was denied in September 1996. The parties have negotiated a stipulation concerning class certification, and the court has certified a class. The court has approved the form of notice to the potential class members notifying them of the certification, but the registrant has not yet received notice that the order was entered. It is anticipated that the notice will be sent to potential class members in June 1997.

The action is still in the discovery stage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The registrant's common stock has traded on the OTC Bulletin Board since September 1996. Prior to that, it was listed for trading on NASDAQ Small Cap (Symbol: PDGE) and the information presented for the following periods reflects the high and low bid information as reported by the OTC Bulletin Board and NASDAQ.

                                                                MARKET PRICE RANGE
                                                    FISCAL 1997                    FISCAL 1996
                                                    -----------                    -----------
                                                HIGH             LOW            HIGH             LOW
                                                ----             ---            ----             ---
       First Quarter                         $  0.63         $  0.31        $   1.31        $   0.78
       Second Quarter                           1.00            0.31            0.91            0.50
       Third Quarter                            0.83            0.31            0.69            0.31
       Fourth Quarter                           0.47            0.25            0.59            0.25

At March 31, 1997, the registrant had 2,203 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the registrant for the five fiscal years ended January 31, 1997.

                                                              FOR THE YEARS ENDED JANUARY 31,
                                               1997          1996*         1995*         1994*         1993*
                                              ------------------- ------------- ------------- -------------
                                                            (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA
Contract revenues                            $ 16,183      $ 16,215      $ 17,659     $ 16,310      $ 31,250
Gross margin                                    2,485         1,442         2,178        1,810         4,258
Income (loss) from operations                      (6)       (1,567)         (591)      (1,363)          379
Other income (expense)                           (178)          920          (423)        (302)          342
Income (loss) from continuing operations         (184)         (750)       (1,038)      (1,651)          625
Income (loss) from discontinued operations       (302)       (1,701)          896          206            57
Net income (loss)                                (486)       (2,451)          473       (1,445)          682

COMMON SHARE DATA
Net income (loss) from continuing
  operations per common share                $  (0.04)     $  (0.14)     $  (0.15)    $  (0.67)     $  (0.23)
Net income (loss) per
  common share                                  (0.09)        (0.44)         0.07        (0.61)        (0.18)
Weighted average common shares outstanding      5,913         5,670         7,157        3,267         1,239

BALANCE SHEET DATA
Working capital                              $    409      $  3,110      $  3,177     $  3,427      $  3,024
Total assets                                    6,165         7,564         9,690        7,904        10,323
Long-term obligations                             372         2,766           510        1,735           213
Total stockholders' equity                        762         1,218         3,609        3,049         4,198

*Restated to reflect the treatment of PDGR as a discontinued operation (see
 Note 3 of Audited Consolidated Financial Statements).

The years ended January 31, 1997, 1996, 1995, 1994 and 1993 include gain (loss) from discontinued operations of ($0.3 million), ($1.7 million), $0.9 million, $0.2 million and $0.1 million respectively; ($0.05), ($0.30), $0.13, $0.06 and
$0.05 per common share respectively).

For the year ended January 31, 1996, other income includes a gain of $1.4 million on the sale of 40.5% of its investment in PDGR.

The year ended January 31, 1995 includes an extraordinary item related to the early extinguishment of debt totaling $0.6 million ($0.09 per common share). For the year ended January 31, 1993, other income includes a $0.7 million gain on the settlement of certain litigation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The registrant, through its operating subsidiaries, provides asbestos abatement services to the public and private sectors.

The following paragraphs are intended to highlight key operating trends and developments in the registrant's operations and to identify other factors affecting the Company's consolidated results of operations for the three years ended January 31, 1997.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 1997 COMPARED TO YEAR ENDED JANUARY 31, 1996

During the year ended January 31, 1997, (fiscal 1997) the registrant's consolidated revenues remain unchanged at $16.2 million when compared to the previous fiscal year ended January 31, 1996 (fiscal 1996).

The registrant's reported gross margin increased to $2.5 million in fiscal 1997 compared to $1.4 million in fiscal 1996. The increased margin in fiscal 1997 was due to higher margins on work obtained and the effect in fiscal 1996 of a cost overrun on a large contract, an additional provision on a completed contract and extreme competitive pressures which reduced margins.

Selling, general and administrative expenses decreased in fiscal 1997 to $2.5 million compared to $3.0 million in fiscal 1996 due to significant cost-saving measures adopted early in fiscal 1997.

As a result of the factors discussed above, the registrant reported a loss from operations in fiscal 1997 of $0.01 million compared to a loss from operations of $1.6 million in fiscal 1996.

Interest expense decreased to $0.3 million in fiscal 1997 compared to $0.5 million in fiscal 1996 as a result of a significant reduction in both the outstanding balance on the indebtedness to Drummond and the related interest rate. Interest income decreased to $8,000 in fiscal 1997 compared to $24,000 in fiscal 1996 due to the lower invested cash balances during the current year.

Other income in fiscal 1997 totaled approximately $101,000 versus $9,000 in fiscal 1996. Significant components of other income were the proceeds from a casualty loss, rental of excess equipment and the sale of fixed assets. During the year ended January 31, 1996, the registrant reported a gain of $1.4 million from the initial public offering of common stock and warrants by PDGR since the basis of the registrant's investment was lower than the proceeds realized from the initial public offering. As a result of the sale, the registrant's ownership percentage in PDGR was reduced to 59.5%.

As a result of a net operating loss for book purposes, the registrant had no federal tax provision. During fiscal 1996, the registrant recorded a deferred income tax provision of $103,000.

The registrant recorded its 59.5% interest in the losses of PDGR resulting in a $0.5 million and $1.2 million loss from discontinued operations for fiscal 1997 and 1996, respectively. The sale of the remaining PDGR shares to Drummond on July 31, 1996 resulted in a $0.2 million gain. The $0.5 million loss on disposal in fiscal 1996 represented the registrant's 59.5% share of the loss resulting from the sale of PDGR's thermal treatment facility in Florida.

YEAR ENDED JANUARY 31, 1996 COMPARED TO YEAR ENDED JANUARY 31, 1995

Consolidated revenues reported by the registrant decreased to $16.2 million for the year ended January 31, 1996 (fiscal 1996) compared to $17.7 million for the year ended January 31, 1995 (fiscal 1995). The fiscal 1996 decrease was primarily attributable to weak market conditions.

Contract costs decreased to $14.8 million in fiscal 1996 compared to $15.5 million in fiscal 1995 and resulted in reported gross margins of $1.4 million and $2.2 million, respectively in each fiscal year. The lower margins experienced in fiscal 1996 resulted from extreme competitive pressures, a cost overrun on a large contract, an additional provision on a completed contract and reduced volume.

The registrant's selling, general and administrative expenses increased by 9% between the two fiscal years to $3.0 million in fiscal 1996 compared to $2.8 million in fiscal 1995. The increase between the two fiscal years principally related to higher legal fees and other costs associated with two acquisitions which did not materialize.

The factors discussed above resulted in the registrant reporting a loss from operations of $1.6 million in fiscal 1996 compared to loss from operations of $0.6 million in fiscal 1995.

The registrant had a net gain of approximately $1.4 million from the initial public offering of common stock and warrants by PDGR since the basis of the registrant's investment was lower than the proceeds realized from the initial public offering. As a result of the sale, the registrant's ownership percentage in PDGR was reduced from 100% to 59.5% on an ongoing basis.
Interest expense remained stable at $0.5 million. Interest income increased to $24,000 for the year ended January 31, 1996 compared to $16,000 for the previous fiscal year due to higher invested cash balances at certain periods throughout the year.

As a result of a net operating loss for book purposes there was no income tax provision, except for the reversal of $103,000 of deferred federal income taxes. The registrant had income tax provision of $24,000 for fiscal 1995.

The loss from discontinued operations in fiscal 1996 is due to the significant decrease in revenues due to changes to the EDI Program ($0.64 million) and losses associated with the operation of the Geologic thermal treatment facility ($0.56 million). This compared with income from discontinued operations of $0.9 million in fiscal 1995. The overall change in the thermal treatment market in the state of Florida prompted PDGR to sell the thermal treatment facility. The registrant also recorded a loss on the disposition of the thermal treatment facility of $0.5 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 1997

During fiscal 1997, the registrant experienced an increase in liquidity of $0.1 million as cash and short-term investments increased from $0.3 million at January 31, 1996 to $0.4 million at January 31, 1997. The increase in liquidity in fiscal 1997 was attributable to cash inflows in the amount of $0.2 million from operating activities and $0.1 million from financing activities partially offset by $0.1 million used to fund the purchase of property, plant and equipment.

Specifically, cash inflows from operating activities were generated by a decrease in other current assets of $0.6 million, a $0.1 million increase in accrued liabilities, a decrease of $0.5 million in net assets of discontinued operations and $0.4 million of depreciation. Cash outflows related to the accounts receivable balance which increased $0.5 million as a result of the higher revenues during the fourth quarter of fiscal 1997, accounts payable which decreased $0.2 million, an adjustment of $0.2 million due to the gain on the sale of PDGR and $0.5 million as a result of the net loss generated in the period.

The $0.12 million from financing activities during fiscal 1997 included $0.29 million advanced under the line of credit offset by $0.17 million of principal repayments made on the Drummond term debt. Additionally, the $1.2 million of proceeds from the sale of PDGR stock to Drummond was a direct offset to reduce borrowings under the line of credit.

The registrant's investing activities of $0.1 million during fiscal 1997 were attributable to the purchase of property, plant and equipment.

The registrant maintains a $1,500,000 line of credit and a $330,000 term loan with Drummond Financial Corporation ("Drummond") formerly CVD Financial Corporation. Both the line of credit and the term loan mature August 1, 1997.

On July 31, 1996, the Corporation entered into a Loan Modification Agreement ("Modification Agreement") with Drummond. Pursuant to the Modification Agreement, Drummond purchased all 1,470,320 shares of PDGR common stock held by the Corporation for $0.82 per share and the aggregate purchase price of $1,205,662 was utilized to reduce the outstanding balance on the line of credit maintained by the Corporation with Drummond. This resulted in a $203,000 gain on the sale. After application of the proceeds, the debt under the line of credit was reduced to $1,214,332 at July 31, 1996, and the maximum allowable borrowings under the line of credit were capped at $1,500,000. The maturity date of the line of credit and term loan agreements was extended until August 1, 1997. As of January 31, 1997, the Corporation was fully borrowed on the $1.5 million line of credit.

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

The registrant has received a $375,000 commitment from a financial institution to refinance the $330,000 term loan payable to Drummond maturing on August 1, 1997. The new loan will have a seven-year term at a 9.5% interest rate fixed for the first four years of the loan. The interest will then be readjusted to the current five year treasury bill rate plus 3.25% for the remaining three years of the loan. The new loan will require monthly debt service payments of approximately $6,500 which is a reduction of approximately $10,000 from the current Drummond debt service. Closing on the loan is expected by mid-May 1997.

Subject to the closing of the new loan, the registrant will have $1,455,000, as of January 31, 1997, outstanding on the line of credit with Drummond maturing August 1, 1997. The registrant intends to attempt to negotiate a new line of credit in excess of $1 million, enter into a sale/leaseback of certain equipment and/or execute a private placement of the registrant's securities prior to August 1, 1997 to generate the funds necessary to repay the remaining outstanding balance on the line of credit payable to Drummond. Absent receiving the cash from the previously discussed financing and equity raising and not having sufficient cash resources to repay the entire remaining amount due Drummond, the registrant could enter into the sale of receivables and/or the conversion of up to $800,000 of debt held by Drummond into shares of the registrant's common stock providing that the subsequent immediate resale of such stock has been arranged or enter into negotiations with Drummond to facilitate a partial paydown on the remaining amount due Drummond with an extension of the maturity date of the remaining amount due. There can be no assurance that the refinancings or other sources of funds described in this and the preceding paragraph will be achieved. If these refinancings or other sources of funds are not achieved, the registrant's liquidity would be materially adversely affected.

On January 27, 1995, PDG Environmental Services, Inc. ("PDGES"), a wholly-owned subsidiary of PDGR, entered into an agreement with Sirrom Environmental Funding LLC ("Sirrom Agreement"), which provided $0.75 million of funding in connection with clean-up activities under the Florida state-funded site rehabilitation program (the EDI Program) in which PDGES has participated. The Sirrom Agreement expired on January 27, 1997 and enabled PDGES to fund the amounts which PDGES billed under the EDI Program at the prime rate of interest, as defined, plus 2%. PDGES was advanced 100% of amounts billed, but was required to deposit 10% into an escrow account to cover potential disallowances. The registrant and PDGR are guarantors on the Sirrom Agreement. As of January 31, 1997, PDGES was advanced approximately $0.7 million under the Sirrom Agreement.

On August 21, 1995, PDGES entered into an agreement with Sirrom Environmental Funding LLC ("Second Sirrom Agreement"), which provides $4.0 million of funding relative to unbilled amounts under the EDI Program. The Second Sirrom Agreement, which expires on August 21, 1997, enables PDGR to fund prospective amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. Although PDGES will be advanced 100% of amounts billed, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. PDGR also issued a warrant to purchase 100,000 shares of PDGR's common stock at an exercise price of $1.37 per share in conjunction with the execution of the Second Sirrom Agreement. The registrant and PDGR are guarantors under the

Second Sirrom Agreement. As of January 31, 1997, PDGES had been advanced $4.0 million under the Second Sirrom Agreement.

On October 31, 1996, the registrant advised Sirrom that it would no longer guarantee future advances to PDGES under either the Sirrom Agreement or the Second Sirrom Agreement. At that time, PDGES had been advanced approximately $0.7 million and $2.3 million under the Sirrom Agreement and the Second Sirrom Agreement, respectively.

PROSPECTIVE INFORMATION

The registrant's current business consists entirely of asbestos abatement contracting.

The registrant has been named in a purported class action suit involving the purchase by all persons and entities of the registrant's common stock from February 9, 1995 through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

The registrant believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the registrant and the other defendants would likely have a material adverse effect on the business and operations of the registrant.

In order to repay the remaining amount due Drummond and to have sufficient capital to fund a higher level of operations, the registrant will continue to explore the consummation of a new line of credit, sale/leaseback of certain equipment and/or the private placement of the registrant's securities.

Should the registrant be unable to raise sufficient capital, it would endeavor to fund the shortfall relative to the repayment of the remaining amount due Drummond from cash generated by operations. Absent receiving the cash from the previously discussed financing and equity raising and not having sufficient cash resources to repay the entire remaining amount due Drummond, the registrant could enter into the sale of receivables and/or the conversion of up to $800,000 of debt held by Drummond into shares of the registrant's common stock providing that the subsequent immediate resale of such stock has been arranged or enter into negotiations with Drummond to facilitate a partial paydown on the remaining amount due Drummond with an extension of the maturity date of the remaining amount due. There can be no assurance that the refinancings or other sources of funds described in this and the preceding paragraph will be achieved. If these refinancings or other sources of funds are not achieved, the registrant's liquidity would be materially adversely affected.

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


                                                                                                PAGE
                                                                                                ----
Report of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1

Consolidated Balance Sheets as of January 31, 1997 and 1996 . . . . . . . . . . . . . . . . . .  F-2

Consolidated Statements of Operations for the Three Years Ended
  January 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Consolidated Statements of Changes in Stockholders' Equity for the Three
  Years Ended January 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5

Consolidated Statements of Cash Flows for the Three Years Ended
  January 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-7

Schedule II - Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . . . . . . . . F-17

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

4.5      Loan Agreement between CVD Financial Corporation and PDG Environmental,
         Inc. and its subsidiaries and partnerships, filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended January
         31, 1994, is incorporated herein by reference.

4.6      Loan Modification Agreement, dated September 30, 1994, by and among CVD
         Financial Corporation, PDG Environmental, Inc., PDG, Inc., PDG
         Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services Co., PDG Environmental Remediation and
         Geo Recovery Services, Ltd., filed as Exhibit 4(b) to the registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference.

4.7      Loan Modification Agreement, dated December 9, 1994, by and among CVD
         Financial Corporation, PDG Environmental, Inc., PDG, Inc., PDG
         Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services, Co., PDG Environmental Remediation, Geo
         Recovery Services, Ltd. and PDG Remediation, Inc., filed as Exhibit
         4(c) to registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference.

4.8      Loan Modification Agreement dated February 7, 1995 by and among CVD
         Financial Corporation, PDG Environmental, Inc., PDG, Inc., PDG
         Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services, Co., PDG Environmental Remediation, Geo
         Recovery Services, Ltd and PDG Remediation, Inc., filed as Exhibit
         10.17 to the registrant's Annual Report on Form 10-K for the year ended
         January 31, 1995, is incorporated herein by reference.

4.9 Master Funding and Indemnification Agreement dated August 21, 1995 between PDG Environmental Services, Inc. and Sirrom Environmental
         Funding, LLC, filed as Exhibit 4(b) of the PDG Remediation, Inc.
         Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference.

                                                                                              PAGES
                                                                                          OF SEQUENTIAL
                                      EXHIBIT INDEX                                      NUMBERING SYSTEM
                                      -------------                                      ----------------
4.10     Amended and Restated Loan Agreement between CVD Financial Corporation and PDG Environmental, Inc., PDG, Inc., Project Development Group,
         Inc., and Enviro-Tech Abatement Services Co., dated October 31, 1995, filed as Exhibit 4(a) to the registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1995, is incorporated herein by reference.

4.11     Master Funding and Indemnification Agreement between PDG Environmental
         Services, Inc. and Sirrom Environmental Funding, LLC dated January 27,
         1995 is incorporated by reference to Exhibit 4(c) of the PDG
         Remediation, Inc. Quarterly Report on Form 10-Q for the quarter ended
         October 31, 1995, is incorporated herein by reference.

4.12     Loan Extension Agreement between CVD Financial Corporation and PDG
         Environmental, Inc., PDG, Inc., Project Development Group, Inc. and
         Enviro-Tech Abatement Services Co., dated April 24, 1996, is incorporated herein by reference.

4.13     Loan Modification Agreement dated July 31, 1996 between CVD Financial
         Corporation and PDG Environmental, Inc., PDG, Inc., Project Development
         Group, Inc. and Enviro-Tech Abatement Services Co. and John Regan filed as Exhibit 4(a) of the PDG Environmental, Inc. Quarterly Report on Form
         10-Q, for the quarter ended July 31, 1996, is incorporated herein by reference.

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

                                                                                              PAGES
                                                                                          OF SEQUENTIAL
                                      EXHIBIT INDEX                                      NUMBERING SYSTEM
                                      -------------                                      ----------------
10.7     Demand note between the registrant and Dulcia Maire, filed as Exhibit
         10.6 to the registrant's Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.8 Letter agreement between the registrant and Messrs. Sorenson and Bendis, filed as Exhibit 10.7 to the registrant's Annual Report on Form
         10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.9     Stock Purchase Agreement dated as of March 31, 1992 by and between PDG
         Environmental, Inc. and Jones Group, Inc., filed as Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the year ended January
         31, 1992, is incorporated herein by reference.

10.10    Asset Purchase Agreement dated as of October 13, 1992, among PDG
         Environmental, Inc., Resource Recovery of America, Inc., and
         International Recovery Corp., filed as Exhibit (i) to the registrant's
         Current Report on Form 8-K dated December 31, 1992, is incorporated herein by reference.

10.11    Loan Agreement between CVD Financial Corporation and PDG Environmental,
         Inc. and its subsidiaries and partnerships, filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the year ended January
         31, 1994, is incorporated herein by reference (as it appears in 4.05).

10.12    Loan Modification Agreement, dated September 30, 1994, by and among CVD
         Financial Corporation, PDG Environmental, Inc., PDG, Inc., PDG
         Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services Co., PDG Environmental Remediation and
         Geo Recovery Services, Ltd., filed as Exhibit 4(b) to the registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference (as it appears in 4.06).

10.13    Loan Modification Agreement, dated December 9, 1994, by and among CVD
         Financial Corporation, PDG Environmental, Inc., PDG, Inc., PDG
         Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services, Co., PDG Environmental Remediation, Geo
         Recovery Services, Ltd. and PDG Remediation, Inc., filed as Exhibit
         4(c) to registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1994, is incorporated herein by reference (as it appears in 4.07).

10.14    Loan Modification Agreement dated February 7, 1995 by and among CVD
         Financial Corporation, PDG Environmental, Inc., PDG, Inc., PDG
         Environmental Services, Inc., Project Development Group, Inc.,
         Enviro-Tech Abatement Services, Co., PDG Environmental Remediation, Geo
         Recovery Services, Ltd and PDG Remediation, Inc., filed as Exhibit
         10.17 to the registrant's Annual Report on Form 10-K for the year ended
         January 31, 1995, is incorporated herein by reference (as it appears in 4.08).

                                                                                              PAGES
                                                                                          OF SEQUENTIAL
                                      EXHIBIT INDEX                                      NUMBERING SYSTEM
                                      -------------                                      ----------------
10.15    Master Funding and Indemnification Agreement dated August 21, 1995 between PDG Environmental Services, Inc. and Sirrom Environmental
         Funding, LLC, filed as Exhibit 4(b) of the PDG Remediation, Inc.
         Quarterly Report on Form 10-Q for the quarter ended July 31, 1995, is incorporated herein by reference (as it appears at 4.09).

10.16 Amended and Restated Loan Agreement between CVD Financial Corporation and PDG Environmental, Inc., PDG, Inc., Project Development Group,
         Inc., and Enviro-Tech Abatement Services Co., dated October 31, 1995, filed as Exhibit 4(a) to the registrant's quarterly report on Form 10-Q for the quarter ended October 31, 1995, is incorporated herein by reference (as it appears at 4.10).

10.17    Master Funding and Indemnification Agreement between PDG Environmental
         Services, Inc. and Sirrom Environmental Funding, LLC dated January 27,
         1995 is incorporated by reference to Exhibit 4(c) of the PDG
         Remediation, Inc. Quarterly Report on Form 10-Q for the quarter ended
         October 31, 1995, is incorporated herein by reference (as it appears at 4.11).

10.18    Loan Extension Agreement between CVD Financial Corporation and PDG
         Environmental, Inc., PDG, Inc., Project Development Group, Inc. and
         Enviro-Tech Abatement Services Co., dated April 24, 1996 (as it appears at 4.12).

10.19    Professional Consulting Agreement dated June 14, 1996 between Len
         Turano and PDG Environmental, Inc. filed as Exhibit 10(a) of the PDG
         Environmental, Inc. Quarterly Report on Form 10-Q for the quarter ended
         July 31, 1996, is incorporated herein by reference.

10.20    Loan Modification Agreement dated July 31, 1996 between CVD Financial
         Corporation and PDG Environmental, Inc., PDG, Inc., Project Development
         Group, Inc. and Enviro-Tech Abatement Services Co. and John Regan filed as Exhibit 4(a) of the PDG Environmental, Inc. Quarterly Report on Form
         10-Q for the quarter ended July 31, 1996, is incorporated herein by reference (as it appears at 4.13)

11       Statement regarding computation of per share earnings.

21       List of subsidiaries of the registrant.

23       Consent of independent auditors.

24       Power of attorney of directors.

27       Financial data schedule.

(b)      REPORTS ON FORM 8-K

         The registrant did not file any Current Reports on Form 8-K during the three months ended January 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PDG ENVIRONMENTAL, INC.

                                                  /s/ John C. Regan
                                                  -----------------------------
                                                  John C. Regan, Chairman and
                                                  Chief Executive Officer



Date:  May 15, 1997



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John C. Regan                                           May 15, 1997
------------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)





Richard A. Bendis, Director                       By /s/ John C. Regan
                                                  -----------------------------
                                                  John C. Regan,
                                                  Attorney-in-Fact
                                                  May 15, 1997

                            PDG ENVIRONMENTAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                           ITEMS 8, 14(a)(1) AND (2)
             FINANCIAL STATEMENTS, SCHEDULES AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PDG Environmental, Inc.


We have audited the accompanying consolidated balance sheets of PDG Environmental, Inc. (the "Corporation") as of January 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. at January 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ Ernst & Young LLP



Pittsburgh, Pennsylvania
March 27, 1997

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                           JANUARY 31,
                                                                                    1997                 1996*
                                                                                -------------       ------------
ASSETS

CURRENT ASSETS
 Cash and short-term investments                                                $     429,000       $    273,000
 Accounts receivable, less allowance of $47,000 and
    $44,000 in 1997 and 1996, respectively                                          3,708,000          3,221,000
 Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                             614,000            670,000
 Inventories                                                                          182,000            181,000
 Notes receivable from officers                                                       132,000            197,000
 Prepaid income taxes                                                                 182,000            183,000
 Other current assets                                                                 193,000            473,000
 Net assets of discontinued operation                                                       -          1,492,000
                                                                                -------------       ------------

TOTAL CURRENT ASSETS                                                                5,440,000          6,690,000

PROPERTY, PLANT AND EQUIPMENT
 Land                                                                                  42,000             42,000
 Leasehold improvements                                                                55,000             55,000
 Furniture and fixtures                                                               130,000            128,000
 Vehicles                                                                             361,000            331,000
 Equipment                                                                          3,015,000          2,961,000
 Buildings                                                                            369,000            369,000
                                                                                -------------       ------------

                                                                                    3,972,000          3,886,000
 Less: accumulated depreciation                                                     3,284,000          3,067,000
                                                                                -------------       ------------

                                                                                      688,000            819,000

OTHER ASSETS                                                                           37,000             55,000
                                                                                -------------       ------------

TOTAL ASSETS                                                                    $   6,165,000        $ 7,564,000
                                                                                =============        ===========





* Restated (See Note 3).

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                         JANUARY 31,
                                                                                   1997               1996*
                                                                               -----------         -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                              $ 1,699,000         $ 1,680,000
 Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                          635,000             607,000
 Accrued liabilities                                                             1,212,000           1,117,000
 Current portion of long-term debt                                               1,485,000             176,000
                                                                               -----------         -----------

TOTAL CURRENT LIABILITIES                                                        5,031,000           3,580,000

LONG-TERM DEBT                                                                     372,000           2,766,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Cumulative convertible Series A preferred stock, (2%) $0.01 par value,
     5,000,000 shares authorized and 185,925 issued and
     outstanding shares at January 31, 1997 and 1996,
     (liquidation preference of $1,860,524)                                        444,000             444,000
 Common stock, $0.02 par value, 30,000,000 shares authorized and 5,923,868 shares and 5,908,868 shares issued and outstanding
     at January 31, 1997 and 1996, respectively                                    118,000             118,000
 Paid-in capital                                                                 4,260,000           4,230,000
                                                                               -----------         -----------
                                                                                 4,378,000           4,348,000

 (Deficit) retained earnings                                                    (4,060,000)         (3,574,000)
                                                                               -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                                         762,000           1,218,000
                                                                               -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 6,165,000         $ 7,564,000
                                                                               ===========         ===========





* Restated (See Note 3).

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                          FOR THE YEARS ENDED JANUARY 31,
                                                                    1997               1996*               1995*
                                                                ---------------------------------------------------
CONTRACT REVENUES                                               $16,183,000        $16,215,000          $17,659,000

CONTRACT COSTS                                                   13,698,000         14,773,000           15,481,000
                                                                -----------        -----------          -----------

GROSS MARGIN                                                      2,485,000          1,442,000            2,178,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      2,491,000          3,009,000            2,769,000
                                                                -----------        -----------          -----------

INCOME (LOSS) FROM OPERATIONS                                        (6,000)        (1,567,000)            (591,000)

OTHER INCOME (EXPENSE):
 Gain on sale of PDG Remediation, Inc. Common Stock                       -          1,354,000                    -
 Interest expense                                                  (287,000)          (467,000)            (471,000)
 Interest income                                                      8,000             24,000               16,000
 Other income                                                       101,000              9,000               32,000
                                                                -----------        -----------          -----------
                                                                   (178,000)           920,000             (423,000)
                                                                -----------        -----------          -----------

(LOSS) INCOME BEFORE INCOME TAXES, DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM                                (184,000)          (647,000)          (1,014,000)

INCOME TAX PROVISION                                                      -            103,000               24,000
                                                                -----------        -----------          -----------

LOSS BEFORE DISCONTINUED OPERATION AND EXTRAORDINARY ITEM          (184,000)          (750,000)          (1,038,000)

DISCONTINUED OPERATION:
 Income (loss) from operation, net of income tax
    of $100,000 and $39,000 in 1995 and 1994, respectively         (505,000)        (1,201,000)             896,000
 Gain (loss) on disposal                                            203,000           (500,000)                   -


EXTRAORDINARY ITEM, NET OF TAX                                            -                  -              615,000
                                                                -----------        -----------          -----------

NET INCOME (LOSS)                                               $  (486,000)       $(2,451,000)         $   473,000
                                                                ===========        ===========          ===========

UNDECLARED PREFERRED STOCK DIVIDEND REQUIREMENTS                $    37,000        $    45,000          $         -
                                                                ===========        ===========          ===========

EARNINGS (LOSS) PER COMMON SHARE
 Loss before extraordinary item and discontinued
   operation                                                    $     (0.04)       $     (0.14)         $     (0.15)
 Discontinued operation                                               (0.05)             (0.30)                0.13
 Extraordinary item                                                       -                  -                 0.09
                                                                -----------        -----------          -----------

 Net income (loss) per share                                    $     (0.09)       $     (0.44)         $      0.07
                                                                ===========        ===========          ===========

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING                                         5,913,000          5,670,000            7,157,000
                                                                ===========        ===========          ===========


* Restated (See Note 3).

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.

                                                        PREFERRED                                (DEFICIT)           TOTAL
                                                         STOCK        COMMON       PAID-IN        RETAINED        STOCKHOLDERS'
                                                        SERIES A       STOCK       CAPITAL        EARNINGS           EQUITY
                                                        ----------  ---------     -----------     -----------     -------------
BALANCE AT JANUARY 31, 1994                            $ 633,000     $106,000     $3,704,000      $(1,394,000)    $ 3,049,000

Conversion of 29,740 shares of
    cumulative convertible 9%
    preferred stock into 121,392
    shares of common stock                               (71,000)       3,000         75,000           (7,000)              -

Issuance of 277,500 warrants                                                          89,000                           89,000

Issuance of 150,000 warrants                                                          52,000                           52,000

Adjustment to exercise price
   and revaluation of 375,000 warrants                                               (57,000)                         (57,000)

Issuance of 5,500 shares under
    Employee Incentive Stock Option Plan                                               3,000                            3,000

Net income                                                                           473,000                          473,000
                                                       ---------     --------     ----------       ----------     -----------

BALANCE AT JANUARY 31, 1995                              562,000      109,000      3,866,000         (928,000)      3,609,000

Conversion of 49,047 shares of
    cumulative convertible 9%
    preferred stock into 204,902
    shares of common stock                              (118,000)       4,000        134,000          (20,000)              -

Issuance of 1,000,000 warrants by PDGR                                                60,000                           60,000

Issuance of 280,071 shares of
    common stock to reflect declaration
    of 1/3 of the common stock rights                                   5,000        170,000         (175,000)              -

Net loss                                                                                           (2,451,000)     (2,451,000)
                                                       ---------     --------     ----------      -----------     -----------

BALANCE AT JANUARY 31, 1996                              444,000      118,000      4,230,000       (3,574,000)      1,218,000


Issuance of 150,000 warrants                                                          24,000                           24,000

Issuance of 15,000 shares                                                              6,000                            6,000

Net loss                                                                                             (486,000)       (486,000)
                                                       ---------     --------     ----------      -----------     -----------

BALANCE AT JANUARY 31, 1997                            $ 444,000     $118,000     $4,260,000      $(4,060,000)    $   762,000
                                                       =========     ========     ==========      ===========     ===========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PDG ENVIRONMENTAL, INC.

                                                                        FOR THE YEARS ENDED JANUARY 31,
                                                                   1997               1996*             1995*
                                                              --------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $   (486,000)       $ (2,451,000)       $  473,000

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
 TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
 Depreciation and amortization                                     367,000             525,000           616,000
 Gain on sale of PDG Remediation, Inc. common stock               (203,000)         (1,354,000)
 Deferred income taxes                                                   -                   -          (174,000)
 Other                                                               3,000             (33,000)          125,000
 Extraordinary item                                                      -                   -          (512,000)

CHANGES IN CURRENT ASSETS AND LIABILITIES OTHER THAN CASH:
 Accounts receivable                                              (490,000)            147,000          (462,000)
 Costs and estimated earnings in excess of billings on
    uncompleted contracts                                           56,000             163,000          (178,000)
 Inventories                                                        (1,000)             35,000           (30,000)
 Prepaid income taxes                                                1,000             110,000            46,000
 Other current assets                                              612,000             142,000          (392,000)
 Accounts payable                                                 (241,000)           (413,000)          386,000
 Billings in excess of costs and estimated earnings on
    uncompleted contracts                                           28,000              (4,000)           32,000
 Net assets of discontinued operations                             489,000           2,171,000        (1,654,000)
 Accrued liabilities                                                95,000             158,000           335,000
 Other                                                             (63,000)             25,000           100,000
                                                              ------------        ------------        ----------


TOTAL ADJUSTMENTS                                                  486,000           2,534,000        (1,817,000)
                                                              ------------        ------------        ----------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       167,000            (779,000)       (1,289,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment                        (135,000)           (346,000)         (170,000)
 Proceeds from sale of property, plant and equipment                 3,000                   -             7,000
                                                              ------------        ------------        ----------

NET CASH USED BY INVESTING ACTIVITIES                             (132,000)           (346,000)         (163,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt                                                286,000              20,000         2,061,000
 Proceeds on sale of PDG Remediation, Inc. common stock                  -           1,435,000                 -
 Principal payments on debt                                       (165,000)           (730,000)         (339,000)
                                                              ------------        ------------        ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          121,000             725,000         1,722,000
                                                              ------------        ------------        ----------

Net increase (decrease) in cash and short-term investments         156,000            (400,000)          270,000
Cash and short-term investments, beginning of year                 273,000             673,000           403,000
                                                              ------------        ------------        ----------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                  $    429,000        $    273,000        $  673,000
                                                              ============        ============        ==========


* Restated (See Note 3)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 1997


NOTE 1 - BASIS OF PRESENTATION

BUSINESS ACTIVITIES

PDG Environmental, Inc. (the "Corporation") is engaged in providing asbestos abatement services to the public and private sectors.

Asbestos abatement services are generally performed under the terms of fixed price contracts or time and materials contracts with a duration of less than one year, although larger projects may require two or three years to complete.

Effective July 20, 1994, the Corporation formed a new subsidiary, PDG Remediation, Inc., now known as ICHOR Corporation, ("PDGR"). The Corporation's environmental remediation services business was merged into PDGR effective October 20, 1994. PDGR operated as a wholly-owned subsidiary of the Corporation until February 9, 1995, at which time, the Corporation sold approximately 40.5% of its interest in PDGR to the public. The sale consisted of 1,000,000 shares of PDGR common stock (at $5.00 per share) and 1,000,000 redeemable warrants to purchase an additional 1,000,000 shares of PDGR common stock (at $0.10 per warrant). The Corporation sold 400,000 of its PDGR common shares as part of the offering and received net proceeds of approximately $1,400,000. PDGR sold 600,000 newly issued common shares plus 1,000,000 redeemable warrants and received net proceeds of approximately $2,300,000. The Corporation recognized a pre-tax gain of $1,354,000 on the transaction. The redeemable warrants entitles the holder to purchase one share of common stock at an exercise price of $6.00 per share. The redeemable warrants may be exercised at any time and expire on February 9, 2000.

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

Operations

Subject to the closing of the new $375,000 loan as discussed further in Note 8, the Corporation will have $1,455,000, as of January 31, 1997, outstanding on the line of credit with Drummond maturing August 1, 1997. It is the intention of the Corporation to negotiate a new line of credit in excess of $1 million, enter into a sale/leaseback of certain equipment and/or execute a private placement of the Corporation's securities prior to August 1, 1997 to generate the funds necessary to repay the remaining outstanding balance on the line of credit payable to Drummond.

Should the Corporation be unable to raise sufficient capital, it would endeavor to fund the shortfall relative to the repayment of the remaining amount due Drummond from cash generated by operations. Absent receiving the cash from the previously discussed financing and equity raising and not having sufficient cash resources to repay the entire remaining amount due Drummond, the Corporation could enter into the sale of receivables and/or the conversion of up to $800,000 of debt held by Drummond into shares of the Corporation's common stock providing that the subsequent immediate resale of such stock has been arranged or enter into negotiations with Drummond to facilitate a partial paydown on the remaining amount due Drummond with an extension of the maturity date of the remaining amount due. There can be no assurance that the refinancings or other sources of funds described in this and the preceding paragraph will be achieved. If these refinancings or other sources of funds are not achieved, the Corporation's liquidity would be materially adversely affected.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL PRESENTATION:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the Corporation's wholly-owned subsidiaries. The accounts of PDGR in which the Corporation maintained, until July 31, 1996, a 59.5% ownership interest subsequent to the initial public offering of PDGR's common stock and warrants as described above, are reflected as a discontinued operation. All significant intercompany transactions are eliminated in consolidation.

REVENUES AND COST RECOGNITION:

Revenues for asbestos abatement are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method).

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

CASH AND SHORT-TERM INVESTMENTS:

Cash and short-term investments consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. At January 31, 1997 and 1996, cash and short-term investments included two certificates of deposit totaling $75,000, which secure underlying letters of credit and cash held in escrow totaling $75,000.

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

RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. Additionally, PDGR was treated as a discontinued operation (see Note 3), and all prior year financial statements were reclassified to conform with this presentation.

NOTE 3 - DISCONTINUED OPERATION

On May 1, 1996, the Corporation made the decision to divest its remaining 59.5% interest in PDGR. The loss from discontinued operations in the Statement of Consolidated Operations represents the Corporation's 59.5% portion of PDGR's loss during fiscal 1997 and 1996 and 100% of PDGR's income during fiscal 1995.

During the six-month period ending July 31, 1996, PDGR had revenues of $2.5 million. Revenues of PDGR were $4.8 million and $9.4 million in fiscal years 1996 and 1995, respectively. See Note 6 for a discussion of the sale of PDGR.

The Corporation accounted for GeoLogic Recovery Systems ("Geologic"), a subsidiary of PDGR, as a discontinued operation as of January 31, 1996 and, accordingly, its operating results are reported in this manner in all years presented in the accompanying consolidated financial statements. The Corporation recorded a loss on the disposition of GeoLogic of $0.5 million in fiscal 1996 net of minority interest.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 1997 and 1996 include $220,000 and $84,000, respectively, of retainage receivables. For the years ended January 31, 1997 and 1996, no single customer contributed to 10% or more of the Corporation's consolidated revenues.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when necessary, requests collateral to secure the performance of services.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:

                                                                                         JANUARY 31,
                                                                                  1997                1996
                                                                               ----------           ----------
Revenues earned on uncompleted contracts                                       $8,968,000           $8,155,000
Less:  billings to date                                                         8,989,000            8,092,000
                                                                               ----------           ----------

Net (Over) Under Billings                                                      $  (21,000)          $   63,000
                                                                               ==========           ==========

Included in the accompanying consolidated balance sheets under the following captions:
                                                                                        JANUARY 31,
                                                                                  1997                1996
                                                                               ----------           ----------
Costs and estimated earnings in excess of billings on
 uncompleted contracts                                                         $  614,000           $  670,000

Billings in excess of costs and estimated earnings on
 uncompleted contracts                                                           (635,000)            (607,000)
                                                                               ----------           ----------

Net (Over) Under Billings                                                      $  (21,000)          $   63,000
                                                                               ==========           ==========

Costs and estimated earnings in excess of billings on uncompleted contracts at January 31, 1997 and 1996 include approximately $470,000 and $400,000, respectively, related to contracts where the customers are disputing the related scope. The Corporation is litigating to recover the additional monies owed under one contract and negotiating a contract claim on the other contract. Management believes that the amounts will ultimately be recovered.

NOTE 6 - LINES OF CREDIT

The Corporation has a $1,500,000 line of credit facility which expires on August 1, 1997 and an $330,000 term loan which expires on August 1, 1997 with Drummond Financial Corporation ("Drummond") formerly CVD Financial Corporation. All borrowings under the Drummond Agreement bear interest at a bank rate (as defined) plus 3%. Borrowings under the Drummond Agreement are limited to 85% of the receivables borrowing base. The principal balance of the term loan amortizes over a five year period and is secured by the fixed assets and a mortgage on certain property of the Corporation. The Corporation was required to supply certain financial and non-financial information under the Drummond Agreement. Additionally, a material adverse change in the Corporation's financial condition may trigger an event of default. The Corporation was also prohibited under the Drummond Agreement from declaring any dividends.

The Corporation issued 277,500 warrants at an exercise price of $1.125 in fiscal 1995 per share in fiscal 1995 in conjunction with the execution of the Drummond Agreement which have been recorded as an additional cost, ($48,000), of the financing.

Effective June 30, 1994, Integra Bank sold its interest in the Amended and Restated Credit Agreement to Drummond for a purchase price of 70% of the aggregate outstanding principal balance. Additionally, Integra Bank sold its interest in an outstanding mortgage to Drummond at 70% of the aggregate outstanding principal balance.

In fiscal 1995, Drummond afforded the Corporation forgiveness of indebtedness in the amount of $789,000 in connection with the purchase of the loans from Integra Bank. Accordingly, the Corporation recognized an extraordinary gain of approximately $772,000 which includes a $59,000 income tax provision and a charge of $52,000 representing the estimated fair market value of 150,000 warrants issued to Drummond at an exercise price of $0.75 per share in connection with the transaction.

On October 31, 1995, the Corporation entered into an Amended and Restated Loan Agreement with Drummond wherein the maximum borrowings under this line of credit was set at $2,419,994. The interest rate under this line of credit was reduced from prime plus 7% to prime plus 3% and all amounts borrowed under this line of credit were due and payable on December 31, 1996. A term loan for $559,991 was also provided as part of the Loan Agreement, with interest at the prime rate of interest plus 3%. The Term Loan required monthly principal payments of $13,533 plus interest and matured December 31, 1996. Prior to the October 31, 1995 refinancing, Drummond held warrants to purchase 752,500 shares of the Corporation's common stock at prices ranging from $0.75 to $1.25 per share. As part of the new Loan Agreement, Drummond continues to hold the warrants.

As part of the aforementioned Loan Agreement, Drummond was granted the right to convert any portion of the outstanding balances of the line of credit and the term loan, any time after January 31, 1996, into common stock of the Corporation. The conversion price is the lesser of the market price, as defined, of the Corporation's common stock on January 31, 1996 or the market price on the date of the conversion notice, except that the conversion price, in neither case, shall not be less than $0.65 per share. Additionally, the Corporation pledged PDGR shares representing its 59.5% interest as additional collateral for the Loan Agreement.

On April 25, 1996, the Corporation entered into a Loan Extension Agreement ("Extension Agreement") whereby the maturity date for the line of credit and term loan were extended to May 1, 1997.

On July 31, 1996, the Corporation entered into a Loan Modification Agreement ("Modification Agreement") with Drummond. Pursuant to the Modification Agreement, Drummond purchased all 1,470,320 shares of PDGR common stock held by the Corporation for $0.82 per share and the aggregate purchase price of $1,205,662 was utilized to reduce the outstanding balance on the line of credit maintained by the Corporation with Drummond. This resulted in a $203,000 gain on the sale ($0.03 per share). After application of the proceeds, the debt under the line of credit was reduced to $1,214,332 at July 31, 1996, and the maximum allowable borrowings under the line of credit were capped at $1,500,000. The maturity date of the line of credit and term loan agreements was extended until August 1, 1997. As of January 31, 1997, the Corporation was fully borrowed on the $1.5 million line of credit.

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

The proceeds on the sale of PDG Remediation, Inc. common stock of $1,206,000 for the year ended January 31, 1997 were not received in the form of cash, but rather were a direct offset to the debt owed Drummond Financial Corporation.

On January 27, 1995, PDG Environmental Services, Inc. ("PDGES"), a wholly-owned subsidiary of PDGR, entered into a Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC, (the "Sirrom Agreement") which provides $750,000 of funding in connection with clean-up activities under the EDI Program. The Sirrom Agreement expired on January 27, 1997 and enabled PDGES to fund the amounts which PDGR bills under the EDI Program at the prime rate of interest, as defined, plus 2%. PDGES is advanced 100% of amounts billed, and is required to deposit 10% into an escrow account to cover potential disallowances. PDGR and the Corporation are guarantors on the Sirrom Agreement. As of January 31, 1997, PDGES was advanced approximately $0.7 million under the Sirrom Agreement.

On August 21, 1995, PDGR entered into a second Master Funding and Indemnification Agreement with Sirrom Environmental Funding, LLC (the "Second Sirrom Agreement"), which provides $4,000,000 of funding relative to unbilled
amounts under the EDI Program.    The Second Sirrom Agreement, which expires on
August 21, 1997, enables the Corporation to fund amounts billed under the EDI Program at the prime rate of interest, as defined, plus 3%. Although PDGR will be advanced 100% of amounts billed, it is required to deposit 34% into an escrow account to cover potential disallowances, future interest costs, and a commitment fee of 2% of the total funding provided. PDGR also issued a warrant to purchase 100,000 shares of PDGR's common stock to Sirrom Environmental Funding, LLC at an exercise price of $1.37 per share in conjunction with the execution of the Second Sirrom Agreement. The warrants expire on January 31, 1999. PDGR has recorded $50,000 as the estimated fair market value of the warrant. PDGR and the Corporation are guarantors on the Second Sirrom Agreement. As of January 31,1997, PDGES was advanced approximately $4.0 million under the Second Sirrom Agreement.

On October 31, 1996, the Corporation advised Sirrom that it would no longer guarantee future advances to PDGR under either the Sirrom Agreement or the Second Sirrom Agreement. At that time, PDGR was advanced approximately $0.7 million and $2.3 million under the Sirrom Agreement and the Second Sirrom Agreement, respectively.

It is expected that the amounts under the aforementioned guarantees will decrease in the first half of calendar 1997 as the balances due PDGES from the EDI Program are remitted thereby allowing PDGR to reduce the amounts owed Sirrom.

The carrying value of the Corporation's credit facility and term loan approximate their fair value.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                                            JANUARY 31,
                                                                                       1997            1996
                                                                                   ----------------------------
Worker's compensation                                                              $  524,000       $  272,000
Wages                                                                                       -          120,000
Withheld and accrued taxes                                                            226,000          275,000
Accrued royalties                                                                           -           30,000
Accrued fringe benefits                                                               181,000          183,000
Accrued insurance                                                                     113,000          108,000
Accrued rent                                                                            4,000           21,000
Other                                                                                 164,000          108,000
                                                                                   ----------       ----------
Total Accrued Liabilities                                                          $1,212,000       $1,117,000
                                                                                   ==========       ==========


NOTE 8 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                                             JANUARY 31,
                                                                                       1997               1996
                                                                                   ------------------------------
Term loan due in monthly installments of $14,000, plus
 interest at 3% above the prime rate, due in August 1997                           $    330,000       $   492,000

Revolving line of credit maturing on August 1, 1997 and
    bearing interest at 3% above the prime rate                                       1,500,000         2,420,000

Other                                                                                    27,000            30,000
                                                                                   ------------       -----------

                                                                                      1,857,000         2,942,000

Less amount due within one year                                                       1,485,000           176,000
                                                                                   ------------       -----------

                                                                                   $    372,000        $2,766,000
                                                                                   ============       ===========

The Corporation has a $375,000 commitment from a financial institution to refinance the $330,000 term loan payable to Drummond maturing on August 1, 1997. The new loan will have a seven-year term at a 9.5% interest rate fixed for the first four years of the loan. The interest rate will then be readjusted to the current five year treasury bill rate plus 3.25% for the remaining three-year term of the loan. The new loan will require monthly debt service payments of approximately $6,500 which is a reduction of approximately $10,000 from the current Drummond debt service. Closing on the loan is expected by mid-May 1997. As the Corporation has the ability and the intent to refinance the remaining term debt due Drummond ($330,000) and repay $45,000 of the line of credit, those amounts have been reflected as debt due after one year on the balance sheet.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

Maturity requirements on long-term debt aggregate $13,000 in fiscal 1998, $56,000 in fiscal 1999, $55,000 in fiscal 2000, $56,000 in fiscal 2001, $62,000 in fiscal 2002 and $115,000 thereafter.

The Corporation paid approximately $328,000, $528,000 and $367,000 for interest costs during the years ended January 31, 1997, 1996 and 1995, respectively.

NOTE 9 - INCOME TAXES

The Corporation provides income taxes under the liability method as required by Statement of Financial Accounting Standards (SFAS) No. 109.

At January 31, 1997, the Corporation has net operating loss carryforwards of approximately $10,393,000 for income tax purposes which expire in years 2002 through 2011. For financial reporting purposes, a valuation allowance of approximately $3,385,000 has been recognized to offset the deferred tax asset related to those carryforwards and to other deferred tax assets. When realized, the tax benefit of these net operating loss carryforwards will be applied to reduce income tax expense. These loss carryforwards are subject to various restrictions based on future operations of the group. The valuation allowance increased by approximately $194,000 during the year ended January 31, 1997. The increase was primarily due to the current year increase in deductible temporary differences.

The Corporation filed a consolidated federal return with its subsidiaries in fiscal 1995. Due to the public offering of PDGR stock on February 9, 1995, the Corporation's ownership in PDGR was reduced to 59.5%. Therefore, the Corporation and PDGR filed separate federal returns for fiscal 1996. For state purposes, each subsidiary generally files separate returns.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 1997 and 1996 are as follows:

                                                                           JANUARY 31,
                                                                    1997                1996
                                                                -------------------------------
      Deferred tax liabilities:

           Tax over book depreciation                           $   103,000        $    117,000

      Deferred tax assets:

           Accounts receivable allowance                            147,000             146,000
           Workers compensation reserve                             215,000             129,000
           Other                                                     29,000              29,000
           Net operating loss carryforwards                       3,097,000           3,004,000
                                                                -----------        ------------

           Total deferred tax assets                              3,488,000           3,308,000

      Valuation allowance for deferred tax assets                 3,385,000           3,191,000
                                                                -----------        ------------

           Net deferred tax assets                                  103,000             117,000
                                                                -----------        ------------

           Net deferred tax liabilities                         $         -        $          -
                                                                ===========        ============


Significant components of the provision for income taxes are as follows:

                                                                         FOR THE YEARS ENDED JANUARY 31,
                                                                    1997                1996              1995
                                                                -------------------------------------------------
Current:

   Federal                                                      $          -          $      -                -
   State                                                                   -                 -       $   24,000
                                                                ------------          --------       ----------

   Total current                                                           -                 -           24,000

Deferred:
   Federal                                                                 -           103,000                -
   State                                                                   -                 -       $        -
                                                                ------------          --------       ----------

   Total deferred                                                          -           103,000       $        -
                                                                ------------          --------       ----------

Total income tax provision                                      $         -           $103,000       $   24,000
                                                                ===========           ========       ==========


The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:


                                                                         FOR THE YEARS ENDED JANUARY 31,
                                                                   1997                1996              1995
                                                                -------------------------------------------------
Tax at statutory rate                                          $   (63,000)       $   (220,000)       $ (345,000)

State income taxes, net of federal tax benefit                           -                   -            41,000
Limitation on utilization of net operating loss                     63,000             220,000           276,000
Goodwill                                                                 -                   -            18,000
Other                                                                    -             103,000            34,000
                                                                ----------         -----------        ----------

                                                                $        -         $   103,000        $   24,000
                                                                ==========         ===========        ==========


The Corporation paid approximately $8,000, $64,000 and $42,000 for federal and state income taxes during the years ended January 31, 1997, 1996 and 1995, respectively.

NOTE 10 - NOTES RECEIVABLE - OFFICERS

At January 31, 1997 and 1996, the Corporation had approximately $132,000 and $197,000, respectively, in notes receivable from its officers in the form of personal loans. A breakdown of the notes receivable balance at January 31, 1997 by officer is as follows: John C. Regan, Chairman -$95,000; Dulcia Maire, Secretary -$30,000 and Lawrence Horvat, Vice President -$7,000. These loans are evidenced by demand notes and bear interest at the rate of 6% per annum.

NOTE 11 - COMPENSATION PLANS

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Corporation maintains a qualified incentive stock option plan (the "Plan") which provides for the grant of incentive options to purchase an aggregate of up to 1,550,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms. Options to purchase 1,075,000 and 190,000 shares of the Corporation's common stock at an exercise price of $0.36 per share were granted under the Plan effective June 17, 1996 and November 1, 1996, respectively with 520,000 shares and 765,000 shares issuable related to fiscal 1997 and 1998, respectively. Vesting of 50% of the respective year's options is contingent upon the individual offices, and in the case of the executive offices, the Corporation, meeting pre-established financial goals for the respective fiscal year. If the financial goals are exceeded by 25%, the remaining 50% of the options for the respective fiscal year vest. If financial goals are not achieved, the options do not vest and are returned to the plan for future grants.

Options granted in fiscal 1996 and prior years had three-year vesting conditioned upon continued employment with the Corporation.

The following table summarizes information with respect to the Plan for the three years ended January 31, 1997.

                                                                                                       OPTION
                                                                                   NUMBER OF         PRICE RANGE
                                                                                   SHARES             PER SHARE
                                                                               ----------------------------------
OUTSTANDING AT JANUARY 31, 1994                                                     287,500        $0.60 - $6.00

Exercised                                                                            (5,500)           $0.60
Cancelled-Reusable                                                                  (18,000)       $1.63 - $6.00
                                                                                 ----------

OUTSTANDING AT JANUARY 31, 1995                                                     264,000        $0.60 - $2.94

Granted                                                                              11,000            $0.75
Cancelled - Reusable                                                                (46,998)       $1.63 - $2.94
                                                                                -----------

OUTSTANDING AT JANUARY 31, 1996                                                     228,002        $0.60 - $2.94

Granted                                                                           1,285,000            $0.36
Cancelled - Reusable                                                               (253,335)       $0.36 - $2.94
                                                                               ------------

OUTSTANDING AT JANUARY 31, 1997                                                   1,259,667        $0.36 - $1.91
                                                                               ============

EXERCISABLE AT JANUARY 31, 1997                                                     557,999        $0.60 - $2.94
                                                                               ============

RESERVED FOR FUTURE GRANTS AT JANUARY 31, 1997                                      197,085
                                                                               ============


Pro forma information regarding net income and earnings per share is required by SFAS Number 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997: risk-free interest rate of 7%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.43; and a weighted-average expected life of the option of 7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                FISCAL
                                                  97
                                                  --
Pro forma net loss                         $  (557,000)
Pro forma earnings per share               $     (0.09)

No proforma presentation is presented for fiscal 1996 since the effect is immaterial.

Cancellations in fiscal 1996 include 33,497 options relinquished by employees receiving options for PDGR stock.

The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 1997.

                                                                                                        OPTION
                                                                                   NUMBER OF         PRICE RANGE
                                                                                    SHARES            PER SHARE
                                                                               ----------------------------------
OUTSTANDING AT JANUARY 31, 1994                                                     143,250         $0.60 - $6.00

Expired                                                                            (117,000)            $3.00
                                                                               ------------

OUTSTANDING AT JANUARY 31, 1995                                                      26,250         $0.60 - $6.00

Expired                                                                              (3,125)            $6.00
                                                                               ------------

OUTSTANDING AT JANUARY 31, 1996                                                      23,125         $0.60 - $6.00

Expired                                                                              (3,125)                $6.00
                                                                               ------------

OUTSTANDING AT JANUARY 31, 1997                                                      20,000                 $0.60
                                                                               ============

EXERCISABLE AT JANUARY 31, 1997                                                      20,000                 $0.60
                                                                               ============


The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan") which provides for the grant of options to purchase an aggregate of up to 250,000 shares of the Corporation's common stock. Options to purchase 50,000 shares of the Corporation's common stock at an exercise price of $0.60 per share have been granted under the Employee Director Plan. At January 31, 1997, all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 350,000 shares of the Corporation's common stock. Options to purchase 112,212 shares of the Corporation's common stock at prices ranging from $0.36 per share to $0.60 per share have been granted under the Non-

Employee Directors Plan. At January 31, 1997, all of the options granted under the Non-Employee Directors Plan were exercisable.

No pro forma information is presented relative to the non-quantified stock option plan, the Employee Director Plan or the Non-Employee Directors Plan as the effect is either immaterial or non-existent.

Effective November 1, 1994, the Corporation established the PDG Environmental Retirement Savings Plan (the "Retirement Savings Plan") under Section 401(k) of the Internal Revenue Code. Substantially all full time employees with at least one year of service, except for certain bargaining unit employees, are eligible to participate in the Retirement Savings Plan. Employees may contribute to the Retirement Savings Plan up to 15% of their eligible compensation. Under the terms of the Retirement Savings Plan, the Corporation may match up to 6% of compensation; to be determined annually by the Corporation's Board of Directors. Corporation contributions are 100% vested after seven years of service. There were no contributions made by the Corporation in the years ended January 31, 1997 and 1996.

NOTE 12 - STOCK WARRANTS

At January 31, 1997 and 1996, the Corporation had approximately 1,105,000 and 1,007,000, respectively, of fully vested warrants outstanding. The exercise price of the warrants range from $0.375 per share to $2.50 per share and the expiration dates range from fiscal 1997 through fiscal 2001. The majority of these warrants were issued in conjunction with the financings discussed in Note 6.

NOTE 13 - PREFERRED STOCK

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, will grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995 Board of Directors meeting, the issuance of one third of the shares (280,071 common shares) covered by the aforementioned right was approved. At January 31, 1997 and 1996, there were 560,143 common stock rights outstanding. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to currently pursue such a listing, therefore, the Recapitalization was indefinitely postponed.

On November 1, 1995 and September 8, 1994, 49,047 shares and 29,740 shares, respectively, of the Corporation's Series A Preferred Stock and cumulative dividends in arrears were converted into 204,902 shares and 121,392 shares, respectively, of Common Stock. At January 31, 1997, there were 185,925 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $128,000 at January 31, 1997.

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

NOTE 14 - NET INCOME (LOSS) PER COMMON SHARE

The loss per common share for the years ended January 31, 1997 and 1996 are computed by adjusting the net loss for annual preferred dividend requirements and then dividing this amount by the weighted average number of shares of common stock outstanding during the year. Stock options and warrants have not been reflected as exercised for purposes of computing the loss per share for the years ended January 31, 1997 and 1996 since the exercise of such options and warrants would be antidilutive. Earnings per share for the year ended January 31, 1995 is calculated by dividing the net income by the average common shares outstanding and dilutive common stock equivalents.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $217,000, $279,000 and $325,000 for the years ended January 31, 1997, 1996 and 1995, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 1997 aggregated $379,000 and payments due during the next five fiscal years are as follows: 1998 - $165,000; 1999 - $128,000; 2000 - $71,000; 2001 - $11,000; and 2002 - $4,000.

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

By letter dated December 5, 1995, the plaintiff requested a pre-motion conference on a motion for class certification. By letter dated December 6, 1995, the underwriter's counsel requested a pre-motion conference on a motion to dismiss the complaint. In December 1995, the underwriter defendants filed a notice of motion to dismiss and a memorandum of law in support of the motion. The motion to dismiss was denied in September 1996. The parties have negotiated a stipulation concerning class certification, and the court has certified a class. The court has approved the form of notice to the potential class members notifying them of the certification, but the registrant has not yet received notice that the order was entered. It is anticipated that the notice will be sent to potential class members in June 1997.

The action is still in the discovery stage.

NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

The Company had the following results by quarter:


                                            FIRST        SECOND          THIRD        FOURTH
                                          QUARTER       QUARTER         QUARTER      QUARTER          YEAR
                                          -------       -------         -------      -------          ----
YEAR ENDING JANUARY 31, 1997

Revenues                                 $3,810,000     $3,715,000     $4,023,000   $ 4,635,000     $16,183,000
Gross margin                                321,000        513,000        718,000       933,000       2,485,000

Net income (loss) before
  discontinued operations                  (426,000)       (88,000)        51,000       279,000        (184,000)
Net income (loss)                          (679,000)      (128,000)        42,000       279,000        (486,000)

Earnings per share before
discontinued operations                       (0.09)         (0.01)          0.01          0.05           (0.04)

Earnings per share                       $    (0.12)    $    (0.02)    $     0.01   $      0.05     $     (0.09)


YEAR ENDING JANUARY 31, 1996

Revenues                                 $2,878,000     $5,108,000     $5,269,000   $ 2,960,000     $16,215,000
Gross margin                                286,000        857,000        580,000      (281,000)      1,442,000

Net income (loss) before
discontinued operations                     666,000*        94,000       (292,000)   (1,218,000)       (750,000)
Net income (loss)                           614,000*      (299,000)      (584,000)   (2,182,000)     (2,451,000)

Earnings per share before
discontinued operations                        0.11           0.01          (0.05)        (0.21)          (0.14)

Earnings per share                       $     0.11     $    (0.06)    $    (0.10)  $     (0.38)    $     (0.44)


* Includes a gain of $1,314,000 on sale of PDG Remediation stock.

                            PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                              FOR THE YEARS ENDED
                        JANUARY 31, 1997, 1996 AND 1995



                                             BALANCE AT         ADDITIONS                            BALANCE
                                             BEGINNING           CHARGED                             AT CLOSE
                                              OF YEAR           TO INCOME       DEDUCTIONS(1)        OF YEAR
                                            -----------         ----------      -------------        --------
1997
Allowance for doubtful accounts             $    44,000         $   3,000         $        -       $   47,000
                                            ===========         =========         ==========       ==========

1996
Allowance for doubtful accounts             $   317,000         $  15,000         $  288,000       $   44,000
                                            ===========         =========         ==========       ==========

1995
Allowance for doubtful accounts             $   297,000         $  35,000         $   15,000       $  317,000
                                            ===========         =========         ==========       ==========




(1) Uncollectible accounts written off, net of recoveries.