Form 10QSB
period 1997-04-30
PDG ENVIRONMENTAL INC
filed 1997-06-10
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997 OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          ____________ TO ____________

                         COMMISSION FILE NUMBER 0-13667

                            PDG ENVIRONMENTAL, INC.
                            -----------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        22-2677298
               --------                                        ----------
(State or other jurisdiction of incorporation               (I.R.S. Employer
             or organization)                              Identification No.)

 300 OXFORD DRIVE, MONROEVILLE, PENNSYLVANIA                        15146
 -------------------------------------------                        -----
  (Address of principal executive offices)                        (Zip Code)

                                  412-856-2200
                                  ------------
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

As of May 20, 1997, there were 5,923,868 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                        PAGE
    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements

         (a)  Condensed Consolidated Balance Sheets as of April 30, 1997 (unaudited) and January
              31, 1997                                                                                                   3

         (b)  Consolidated Statements of Operations for the Three Months Ended April 30, 1997 and
              1996 (unaudited)                                                                                           4

         (c)  Consolidated Statements of Cash Flows for the Three Months Ended April 30, 1997 and
              1996 (unaudited)                                                                                           5

         (d)  Notes to Consolidated Financial Statements (unaudited)                                                     6

    Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
              Operations                                                                                                 9

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                         12

    Item 3.   Defaults Upon Senior Securities                                                                           12

    Item 6.   Exhibits and Reports on Form 8-K                                                                          12

    Signatures                                                                                                          13

                         PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     APRIL 30,         JANUARY 31,
                                                                                       1997               1997*
                                                                                     ---------         -----------
                                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS

Cash and short-term investments                                                    $    766,000       $    429,000
Accounts receivable - net                                                             3,364,000          3,708,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                                 681,000            614,000
Inventory                                                                               175,000            182,000
Other current assets                                                                    514,000            507,000
                                                                                   ------------       ------------

TOTAL CURRENT ASSETS                                                                  5,500,000          5,440,000

PROPERTY, PLANT AND EQUIPMENT                                                         4,084,000          3,972,000
Less:  accumulated depreciation                                                      (3,359,000)        (3,284,000)
                                                                                   ------------       ------------
                                                                                        725,000            688,000

OTHER ASSETS                                                                             30,000             37,000
                                                                                   ------------       ------------

TOTAL ASSETS                                                                       $  6,255,000       $  6,165,000
                                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                   $  1,543,000       $  1,699,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                              657,000            635,000
Current portion of long-term debt                                                     1,484,000          1,485,000
Accrued liabilities                                                                   1,299,000          1,212,000
                                                                                   ------------       ------------


TOTAL CURRENT LIABILITIES                                                             4,983,000          5,031,000

LONG-TERM DEBT                                                                          353,000            372,000

Stockholders' Equity
Cumulative convertible 2% preferred stock                                               444,000            444,000
Common stock                                                                            118,000            118,000
Additional paid-in capital                                                            4,260,000          4,260,000
(Deficit) retained earnings                                                          (3,903,000)        (4,060,000)
                                                                                   ------------       ------------

TOTAL STOCKHOLDERS' EQUITY                                                              919,000            762,000
                                                                                   ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  6,255,000       $  6,165,000
                                                                                   ============       ============


*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                           FOR THE THREE MONTHS
                                                                                              ENDED APRIL 30,
                                                                                     -------------------------------
                                                                                        1997                1996*
                                                                                     -----------         -----------
CONTRACT REVENUES                                                                    $ 4,489,000         $ 3,810,000
CONTRACT COSTS                                                                         3,660,000           3,489,000
                                                                                     -----------         -----------

Gross margin                                                                             829,000             321,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             627,000             675,000
                                                                                     -----------         -----------

Income (loss) from operations                                                            202,000            (354,000)

OTHER INCOME (EXPENSE):
  Interest expense                                                                       (53,000)            (83,000)
  Interest income                                                                          3,000               5,000
  Other income                                                                            11,000               6,000
                                                                                     -----------         -----------
                                                                                         (39,000)            (72,000)
                                                                                     -----------         -----------

Income (loss) before income taxes and discontinued operations                            163,000            (426,000)

INCOME TAX PROVISION                                                                       5,000                   -
                                                                                     -----------         -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                             158,000            (426,000)

DISCONTINUED OPERATIONS                                                                        -            (253,000)
                                                                                     -----------         -----------

NET INCOME (LOSS)                                                                    $   158,000         $  (679,000)
                                                                                     ===========         ===========

UNDECLARED PREFERRED STOCK DIVIDENDS                                                 $         -         $     9,000
                                                                                     ===========         ===========

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                         $      0.03         $     (0.09)
  Discontinued operations                                                                      -               (0.03)
                                                                                     -----------         -----------

NET INCOME (LOSS) PER SHARE                                                          $      0.03         $     (0.12)
                                                                                     ===========         ===========

AVERAGE COMMON SHARES AND DILUTIVE COMMON

  EQUIVALENTS OUTSTANDING                                                              5,924,000           5,909,000
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

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                         FOR THE THREE MONTHS
                                                                                            ENDED APRIL 30,
                                                                                     -----------------------------
                                                                                        1997               1996*
                                                                                     ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $  158,000         $ (679,000)
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO CASH:
    Depreciation and amortization                                                        93,000             76,000
    Other                                                                                     -            (22,000)
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                                 344,000              1,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                          (67,000)           (66,000)
    Inventory                                                                             7,000            (21,000)
    Prepaid income taxes                                                                  1,000             (4,000)
    Other current assets                                                                 73,000            161,000
    Net assets of discontinued operations                                                     -            481,000
    Accounts payable                                                                   (249,000)           (29,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                           22,000            279,000
    Accrued liabilities                                                                  87,000           (192,000)
                                                                                     ----------         ----------


TOTAL ADJUSTMENTS                                                                       311,000            664,000
                                                                                     ----------         ----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        469,000            (15,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property, plant and equipment                                          (112,000)           (24,000)
                                                                                     ----------         ----------
NET CASH USED BY INVESTING ACTIVITIES                                                  (112,000)           (24,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                                   25,000                  -
    Principal payments on debt                                                          (45,000)           (45,000)
                                                                                     ----------         ----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        (20,000)           (45,000)
                                                                                     ----------         ----------

Net Increase (Decrease) in Cash and Short-Term Investments                              337,000            (84,000)
Cash and Short-Term Investments, Beginning of Period                                    429,000            273,000
                                                                                     ----------         ----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                       $  766,000         $  189,000
                                                                                     ==========         ==========


*Reclassified for discontinued operations.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED APRIL 30, 1997
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s (the "Corporation") and its wholly-owned subsidiaries. The accounts of ICHOR Corporation, formerly known as PDG Remediation, Inc. ("PDGR") in which the Corporation maintained until July 31, 1996 a 59.5% ownership interest, are reflected as a discontinued operation.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended April 30, 1997 were of a normal, recurring nature. The amounts presented for the three months ended April 30, 1997 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1997, which should be read in conjunction with this quarterly report.

The prior year financial statements have been reclassified to reflect the PDGR business as a discontinued operation.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the three months ended April 30, 1997 due to the existence of unused net operating loss carryforwards. The Corporation has recorded a $5,000 provision for state income taxes.

Income taxes paid by the Corporation for the three months ended April 30, 1997 and 1996 totaled approximately $6,000 and $4,000, respectively.

NOTE 3 - LINE OF CREDIT

On July 31, 1996, the Corporation entered into a Loan Modification Agreement ("Modification Agreement") with Drummond Financial Corporation (Drummond). Pursuant to the Modification Agreement, Drummond purchased all 1,470,320 shares of PDGR common stock held by the Corporation for $0.82 per share and the aggregate purchase price of $1,205,662 was utilized to reduce the outstanding balance on the line of credit maintained by the Corporation with Drummond. This resulted in a $203,000 gain on the sale ($0.03 per share). After application of the proceeds, the debt under the line of credit was reduced to $1,214,332 at July 31, 1996, and the maximum allowable borrowings under the line of credit were capped at $1,500,000. The maturity date of the line of credit and term loan agreements was extended until August 1, 1997. As of April 30, 1997, the Corporation was fully borrowed on the $1.5 million line of credit.

On May 27, 1997, the Corporation closed on a $375,000 loan from a financial institution to refinance the $289,000 term loan payable to Drummond maturing on August 1, 1997. The new loan is for a seven-year term at a 9.5% interest rate fixed for the first four years of the loan. The interest rate will then be readjusted to the current five year treasury bill rate plus 3.25% for the remaining three-year term of the loan. The new loan will require monthly debt service payments of approximately $6,100 which is a reduction of approximately $10,000 from the debt service required on the Drummond term loan. The remaining proceeds from the loan were utilized to reduce the outstanding balance on the line of credit with Drummond to approximately $1,420,000.

Subsequent to the closing of the new loan, the Corporation will have approximately $1,410,000, as of April 30, 1997, outstanding on the line of credit with Drummond maturing August 1, 1997. The Corporation intends to attempt to negotiate a new line of credit in excess of $1 million, enter into a sale/leaseback of certain equipment and/or execute a private placement of the Corporation's securities prior to August 1, 1997 to generate the funds necessary to repay the remaining outstanding balance on the line of credit payable to Drummond. Absent receiving the cash from the previously discussed financing and equity raising and not having sufficient cash resources to repay the entire remaining amount due Drummond, the Corporation could enter into the sale of receivables and/or the conversion of up to $800,000 of debt held by Drummond into shares of the Corporation's common stock, provided that the subsequent immediate resale of such stock has been arranged, or enter into negotiations with Drummond to facilitate a partial paydown on the remaining amount due Drummond with an extension of the maturity date of the remaining amount due. There can be no assurance that the refinancings or other sources of funds described in this paragraph will be achieved. If these refinancings or other sources of funds are not achieved, the Corporation's liquidity would be materially adversely affected.

The Corporation and PDGR are guarantors under the Sirrom Environmental Funding LLC Agreements. As of April 30, 1997, PDGES was advanced approximately $0.7 million and $3.75 million under the Sirrom Agreement and the Second Sirrom Agreement, respectively.

On October 31, 1996, the Corporation advised Sirrom that it would no longer guarantee future advances to PDGR under either the Sirrom Agreement or the Second Sirrom Agreement. At that time, PDGR was advanced approximately $0.7 million and $2.3 million under the Sirrom Agreement and the Second Sirrom Agreement, respectively.

It is expected that the amounts under the aforementioned guarantees will decrease in 1997 as the balances due PDGR from the EDI Program are remitted thereby allowing PDGR to reduce the amounts owed Sirrom.

The Corporation paid interest costs totaling approximately $54,000 and $87,000 during the three months ended April 30, 1997 and 1996, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $137,000 at April 30, 1997. At April 30, 1997, there were 185,925 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE

Primary earnings per share for the three months ended April 30, 1997 were calculated by adjusting the net income for the preferred dividend requirement of $9,000 and dividing this amount by the average common shares outstanding. The effects of assuming the conversion of preferred stock or the exercise of stock options, stock warrants and common stock rights would be antidilutive for the three months ended April 30, 1997.

Primary earnings per share for the three months ended April 30, 1996 are calculated by dividing the net loss, after deducting Series A Preferred Stock dividends of $9,000 for the three months ended April 30, 1996, by the average of common shares outstanding. The effects of assuming the conversion of preferred stock or the exercise of stock options, stock warrants and common stock rights would be antidilutive for the three months ended April 30, 1996.

NOTE 6 - DISCONTINUED OPERATIONS

As discussed in Note 3, the Corporation sold its remaining 59.5% interest in PDGR on July 31, 1996. The net sales of PDGR for the three months ended April 30, 1996 were $1.3 million.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

As discussed in further detail in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended January 31, 1997, the Corporation, PDGR, certain of PDGR's officers and directors and the underwriters of PDGR's initial public offering have been named as defendants in a purported class action lawsuit involving the purchase by all persons and entities of PDGR's common stock from February 9, 1995, through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

The Corporation and the other defendants believe that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1997 AND 1996

During the three months ended April 30, 1997 ("Fiscal 1998"), the Corporation's contract revenues increased by approximately 18% to $4.5 million compared to $3.8 million in the three months ended April 30, 1996 ("Fiscal 1997"). The increase was due to the Corporation entering the current fiscal year with a greater backlog of contracts.

The Corporation's gross margin increased to $0.8 million in the first quarter of fiscal 1998 compared to $0.3 million in the first quarter of fiscal 1997. The increase in gross margin in total and as a percentage of revenue is due to increased levels of revenues and contract margins and that the first quarter of the prior fiscal year was negatively impacted due to downward adjustments on three larger contracts.

Selling, general and administrative expenses decreased to $0.63 million in the three months ended April 30, 1997 compared to $0.68 million in the same quarter of the previous fiscal year. The decrease is primarily attributable to cost saving measures implemented during fiscal 1997.

The Corporation reported income from operations of $0.2 million for the three months ended April 30, 1997 compared to a loss from operations of $0.35 million for the three months ended April 30, 1996 as a direct result of the factors discussed above.

Interest expense decreased to $0.05 million in the current quarter compared to $0.08 million in the same quarter of a year ago. The Corporation's interest expense decreased due to a $1 million decrease in the balance of indebtedness as compared with the prior fiscal year quarter.

During the quarter ended April 30, 1997, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $5,000 was made.

As noted previously, effective May 1, 1996, the Corporation made the decision to divest its remaining 59.5% ownership interest in PDGR, and the operation was sold July 31, 1996. During the three months ended April 30, 1996, the Corporation's 59.5% share of PDGR's operating loss was $253,000. There was no corresponding amount for the three months ended April 30, 1997 as the operation had been sold.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 1997, the Corporation's liquidity increased by $0.34 million to $0.77 million compared to a decrease in cash and short-term investments of $0.08 million in the three months ended April 30, 1996.

Cash flows from operating activities totaled $0.5 million in the three months ended April 30, 1997. These cash inflows included $0.2 million related to net income generated during the current three months, a $0.3 million decrease in accounts receivables, $0.1 million due to a decrease in other current assets, a $0.1 million increase in accrued liabilities related to the timing of payments and $0.1 million of depreciation and amortization. These cash inflows were offset by cash outflows which principally included a $0.1 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of certain contract activity and a $0.2 million decrease in accounts payable related to the timing of vendor payments.

The increase in cash and short term investments during the first quarter of fiscal 1998 is attributable to cash inflows from operations of $0.5 million. These inflows were offset by outflows used to fund financing activities of $0.02 million and cash outflows to fund investing activities of $0.11 million. The cash outflows relative to investing activities were for the purchase of property, plant and equipment, and the cash outflows relating to financing activities were for the repayment of debt net of proceeds from the financing of a vehicle.

The Corporation's cash outflows from operating activities of $0.02 million in the three months ended April 30, 1996 included cash inflows from a decrease in other current assets of $0.2 million, an increase in billings in excess of costs on uncompleted contracts of $0.3 million and depreciation and amortization of $0.1 million. These cash inflows from operating activities were offset by cash outflows relating to a $0.1 million increase related to costs in excess of billings on uncompleted contracts, a decrease in accrued liabilities of $0.2 million and a net loss of $0.7 million.

Cash outflows associated with investing and financing activities during the prior fiscal quarter of $0.02 million and $0.05 million, respectively, related to the purchase of property, plant and equipment and the repayment of debt.

At April 30, 1997, the Corporation's backlog associated with its asbestos abatement business totaled $11.4 million ($6.8 million on fixed fee contracts and $4.6 million on time and materials or unit price contracts).

The Corporation maintained a $1,500,000 line of credit and a $289,000 term loan at April 30, 1997 with Drummond Financial Corporation ("Drummond") formerly CVD Financial Corporation. Both the line of credit and the term loan mature August 1, 1997.

On May 27, 1997, the Corporation closed on a $375,000 loan from a financial institution to refinance the $289,000 term loan payable to Drummond maturing on August 1, 1997. The new loan is for a seven-year term at a 9.5% interest rate fixed for the first four years of the loan. The interest will then be readjusted to the current five year treasury bill rate plus 3.25% for the remaining three years of the loan. The new loan will require monthly debt service payments of approximately $6,100 which is a reduction of approximately $10,000 from the current debt service on the Drummond term loan. The remaining proceeds from the loan were utilized to reduce the outstanding balance on the line of credit with Drummond.

Subsequent to the closing of the new loan, the Corporation will have approximately $1,410,000, as of April 30, 1997, outstanding on the line of credit with Drummond maturing August 1, 1997. The Corporation intends to attempt to negotiate a new line of credit in excess of $1 million, enter into a sale/leaseback of certain equipment and/or execute a private placement of the Corporation's securities prior to August 1, 1997 to generate the funds necessary to repay the remaining outstanding balance on the line of credit payable to Drummond. Absent receiving the cash from the previously discussed financing and equity raising and not having sufficient cash resources to repay the entire remaining amount due Drummond, the Corporation could enter into the sale of receivables and/or the conversion of up to $800,000 of debt held by Drummond into shares of the Corporation's common stock, provided that the subsequent immediate resale of such stock has been arranged, or enter into negotiations with Drummond to facilitate a partial paydown on the remaining amount due Drummond with an extension of the maturity date of the remaining amount due. There can be no assurance that the refinancings or other sources of funds described in this paragraph will be achieved. If these refinancings or other sources of funds are not achieved, the Corporation's liquidity would be materially adversely affected.

The Corporation and PDGR are guarantors under the Sirrom Environmental LLC Agreements. As of April 30, 1997, PDGR had been advanced $0.7 million and $3.75 million under the Sirrom Agreement and Second Sirrom Agreement, respectively.

On October 31, 1996, the Corporation advised Sirrom that it would no longer guarantee future advances to PDGR under either the Sirrom Agreement or the Second Sirrom Agreement. At that time, PDGR had been advanced approximately $0.7 million and $2.3 million under the Sirrom Agreement and the Second Sirrom Agreement, respectively.

PROSPECTIVE INFORMATION

The Corporation, PDGR, certain of PDGR's officers and directors and the underwriters of PDGR's initial public offering have been named in a purported class action suit involving the purchase by all persons and entities of the Corporation's common stock from February 9, 1995 through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

In order to repay the remaining amount due Drummond and to have sufficient capital to fund a higher level of operations, the Corporation will continue to explore the consummation of a new line of credit, sale/leaseback of certain equipment and/or the private placement of the Corporation's securities. Should the Corporation be unable to raise sufficient capital, it would endeavor to fund the shortfall relative to the repayment of the remaining amount due Drummond from cash generated by operations. Absent receiving the cash from the previously discussed financing and equity raising and not having sufficient cash resources to repay the entire remaining amount due Drummond, the Corporation could enter into the sale of receivables and/or the conversion of up to $800,000 of debt held by Drummond into shares of the Corporation's common stock provided that the subsequent immediate resale of such stock has been arranged, or enter into negotiations with Drummond to facilitate a partial paydown on the remaining amount due Drummond with an extension of the maturity date of the remaining amount due. There can be no assurance that the refinancings or other sources of funds described in this paragraph will be achieved. If these refinancings or other sources of funds are not achieved, the Corporation's liquidity would be materially adversely affected.

                          PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the action captioned Klein v. PDG Remediation, Inc., described in the Corporation's Form 10-K for the year ended January 31, 1997. There have been no new developments with respect to this action.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At April 30, 1997, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $137,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

                                 EXHIBIT INDEX
                          EXHIBIT NO. AND DESCRIPTION
                                                             PAGES OF SEQUENTIAL
                                                                NUMBERING SYSTEM

27.     Financial data schedule

(b)  Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended April 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PDG ENVIRONMENTAL, INC.

                                       By  /s/ JOHN C. REGAN
                                          --------------------------
                                           John C. Regan
                                           Chairman and Chief Executive Officer

Date:  June 9, 1997