Form 10QSB
period 1997-07-31
PDG ENVIRONMENTAL INC
filed 1997-09-15
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997 OR


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


As of September 3, 1997, there were 6,003,868 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES


                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                                              PAGE
     Item 1. Consolidated Financial Statements and Notes to Consolidated Financial Statements


          (a) Condensed Consolidated Balance Sheets as of July 31, 1997 (unaudited) and January 31, 1997                      3

          (b) Consolidated Statements of Operations for the Three Months Ended July 31, 1997 and 1996 (unaudited)             4

          (c) Consolidated Statements of Operations for the Six Months Ended July 31, 1997 and 1996 (unaudited)               5

          (d) Consolidated Statements of Cash Flows for the Six Months Ended July 31, 1997 and 1996 (unaudited)               6

          (e) Notes to Consolidated Financial Statements (unaudited)                                                          7

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                           10


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                                              13

     Item 3.  Defaults Upon Senior Securities                                                                                13

     Item 6.  Exhibits and Reports on Form 8-K                                                                               13

     Signatures                                                                                                              14

                         PART I.  FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              JULY 31,           JANUARY 31,
                                                                                1997                1997*
                                                                            ------------       --------------
                                                                             (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                            $      792,000      $      429,000
Accounts receivable - net                                                       4,357,000           3,708,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                           862,000             614,000
Inventory                                                                         169,000             182,000
Other current assets                                                              510,000             507,000
                                                                           --------------      --------------

TOTAL CURRENT ASSETS                                                            6,690,000           5,440,000

PROPERTY, PLANT AND EQUIPMENT                                                   4,201,000           3,972,000
Less:  accumulated depreciation                                                 3,425,000           3,284,000
                                                                           --------------      --------------
                                                                                  776,000             688,000

OTHER ASSETS                                                                       47,000              37,000
                                                                           --------------      --------------

TOTAL ASSETS                                                               $    7,513,000      $    6,165,000
                                                                           ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                           $    1,982,000      $    1,699,000
Accrued liabilities                                                             1,520,000           1,212,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                        980,000             635,000
Current portion of long-term debt                                                 141,000           1,485,000
                                                                           --------------      --------------

TOTAL CURRENT LIABILITIES                                                       4,623,000           5,031,000

LONG-TERM DEBT                                                                  1,675,000             372,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                         444,000             444,000
Common stock                                                                      120,000             118,000
Additional paid-in capital                                                      4,287,000           4,260,000
Deficit                                                                        (3,636,000)         (4,060,000)
                                                                           --------------      --------------

TOTAL STOCKHOLDERS' EQUITY                                                      1,215,000             762,000
                                                                           --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $    7,513,000      $    6,165,000
                                                                           ==============      ==============

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                     FOR THE THREE MONTHS
                                                                                        ENDED JULY 31,
                                                                              ----------------------------------
                                                                                    1997                1996
                                                                              -------------        -------------
CONTRACT REVENUES                                                              $  5,310,000        $   3,715,000
CONTRACT COSTS                                                                    4,409,000            3,202,000
                                                                               ------------        -------------

Gross margin                                                                        901,000              513,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                        591,000              556,000
                                                                               ------------        -------------

Income (Loss) from operations                                                       310,000              (43,000)

OTHER INCOME (EXPENSE):
  Interest expense                                                                  (54,000)             (84,000)
  Interest income                                                                     6,000                    -
  Other income                                                                        9,000               39,000
                                                                               ------------        -------------
                                                                                    (39,000)             (45,000)
                                                                               ------------        -------------
Income (Loss) before income taxes and
   discontinued operations                                                          271,000              (88,000)

INCOME TAX PROVISION                                                                  5,000                    -
                                                                               ------------        -------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                        266,000              (88,000)

DISCONTINUED OPERATIONS:

   Loss from operations                                                                   -             (252,000)
   Gain on disposal                                                                       -              212,000
                                                                               ------------        -------------
                                                                                          -              (40,000)

NET INCOME (LOSS)                                                              $    266,000        $    (128,000)
                                                                               ============        =============

PREFERRED STOCK DIVIDEND REQUIREMENTS                                          $          -        $       9,000
                                                                               ============        =============

PER SHARE OF COMMON STOCK - PRIMARY:

   Income (loss) before discontinued operations                                $       0.04        $       (0.01)
   Discontinued operations                                                                -                (0.01)
                                                                               ------------        -------------

   Net income (loss) per share                                                 $       0.04        $       (0.02)
                                                                               ============        =============

AVERAGE COMMON SHARES OUTSTANDING                                                 5,941,000            5,909,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING                             1,646,000                    -
                                                                               ------------        -------------
AVERAGE COMMON SHARES AND DILUTIVE COMMON
   EQUIVALENTS OUTSTANDING FOR EARNINGS PER
   SHARE CALCULATION                                                              7,587,000            5,909,000
                                                                               ============        =============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                      FOR THE SIX MONTHS
                                                                                        ENDED JULY 31,
                                                                             ------------------------------------
                                                                                  1997                  1996
                                                                             ---------------       --------------
CONTRACT REVENUES                                                            $    9,799,000        $   7,525,000
CONTRACT COSTS                                                                    8,069,000            6,691,000
                                                                             --------------        -------------

Gross margin                                                                      1,730,000              834,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                      1,218,000            1,231,000
                                                                             --------------        -------------

Income (loss) from operations                                                       512,000             (397,000)

OTHER INCOME (EXPENSE):
   Interest expense                                                                (107,000)            (168,000)
   Interest income                                                                    9,000                5,000
   Other income                                                                      20,000               46,000
                                                                             --------------        -------------
                                                                                    (78,000)            (117,000)
                                                                             --------------        -------------
Income (loss) before income taxes and
   discontinued operations                                                          434,000             (514,000)

INCOME TAX PROVISION                                                                 10,000                    -
                                                                             --------------        -------------

LOSS BEFORE DISCONTINUED OPERATIONS                                                 424,000             (514,000)

DISCONTINUED OPERATIONS:

   Loss from operations                                                                   -             (505,000)
   Gain on disposal                                                                       -              212,000
                                                                             --------------        -------------
                                                                                          -             (293,000)

NET INCOME (LOSS)                                                            $      424,000        $    (807,000)
                                                                             ==============        =============

PREFERRED STOCK DIVIDEND REQUIREMENT                                         $            -        $      18,000
                                                                             ==============        =============

PER SHARE OF COMMON STOCK - PRIMARY:

   Income (loss) before discontinued operations                              $         0.06        $       (0.09)
   Discontinued operations                                                                -                (0.05)
                                                                             --------------        -------------

   Net income (loss) per common share                                        $         0.06        $       (0.14)
                                                                             ==============        =============

AVERAGE COMMON SHARES OUTSTANDING                                                 5,932,000            5,909,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING                             1,646,000                    -
                                                                             --------------        -------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING FOR EARNINGS PER
  SHARE CALCULATION                                                               7,578,000            5,909,000
                                                                             ==============        =============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                       FOR THE SIX MONTHS
                                                                                         ENDED JULY 31,
                                                                                ---------------------------------
                                                                                    1997                 1996
                                                                                ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $     424,000        $    (807,000)

ADJUSTMENTS TO RECONCILE NET
  INCOME (LOSS) TO CASH:
    Gain on sale of ICHOR Corporation common stock                                        -             (212,000)
    Depreciation and amortization                                                   171,000              181,000
    Other                                                                             1,000               16,000

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                            (649,000)             (56,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                     (248,000)            (134,000)
    Inventory                                                                        13,000               (4,000)
    Net assets of discontinued operations                                                 -              498,000
    Other current assets                                                            155,000              319,000
    Accounts payable                                                                105,000               38,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                      345,000               (7,000)
    Accrued liabilities                                                             308,000              144,000
    Other                                                                           (18,000)                   -
                                                                              -------------        -------------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                                          11,000              798,000
                                                                              -------------        -------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    607,000              (24,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                      (233,000)             (44,000)
    Proceeds from the sale of property, plant and equipment                           1,000                3,000
                                                                              -------------        -------------
NET CASH USED BY INVESTING ACTIVITIES                                              (232,000)             (41,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                          29,000                    -
    Proceeds from debt                                                              400,000                    -
    Principal payments on debt                                                     (441,000)             (89,000)
                                                                              -------------        -------------
NET CASH USED BY FINANCING ACTIVITIES                                               (12,000)             (89,000)
                                                                              -------------        -------------

Net Increase (Decrease) in Cash and Short-Term Investments                          363,000             (154,000)
Cash and Short-Term Investments, Beginning of Period                                429,000              273,000
                                                                              -------------        -------------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                $     792,000        $     119,000
                                                                              =============        =============

See accompanying notes to consolidated financial statements.

Additional information:
The proceeds on the sale of ICHOR Corporation common stock of $1,205,000 for the six months ended July 31, 1996 was not received in the form of cash, but rather was a direct offset to the debt owed Drummond Financial, Inc.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1997
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s (the "Corporation") and its wholly-owned subsidiaries. The accounts of ICHOR Corporation ("ICHOR"), in which PDG Environmental, Inc. maintained until July 31, 1996 a 59.5% ownership interest, are reflected as a discontinued operation.

The accompanying financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended July 31, 1997 were of a normal, recurring nature. The amounts presented for the three and six months ended July 31, 1997 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1997 dated May 15, 1997 and Quarterly Report on Form 10-QSB of the Corporation for the quarter ended April 30, 1997 dated June 9, 1997, and should be read in conjunction with this quarterly report.

The prior year financial statements have been reclassified to reflect ICHOR business as a discontinued operation.

NOTE 2 - FEDERAL INCOME TAXES

No federal income taxes have been provided for the three and six months ended July 31, 1997 due to the existence of unused net operating loss carryforwards. The Company has recorded a provision for state income taxes.

Income taxes paid by the Corporation for the six months ended July 31, 1997 and 1996 totaled approximately $6,000 and $4,000, respectively.

NOTE 3 - DEBT

On July 31, 1996, the Corporation entered into a Loan Modification Agreement ("Modification Agreement") with Drummond Financial Corporation (Drummond). Pursuant to the Modification Agreement, Drummond purchased all 1,470,320 shares of ICHOR common stock held by the Corporation for $0.82 per share and the aggregate purchase price of $1,205,662 was utilized to reduce the outstanding balance on the line of credit maintained by the Corporation with Drummond.
This resulted in a $212,000 gain on the sale ($0.03 per share). After application of the proceeds, the debt under the line of credit was reduced to $1,214,332 at July 31, 1996, and the maximum allowable borrowings under the line of credit were capped at $1,500,000. The maturity date of the line of credit and term loan agreements was extended until August 1, 1997. At July 31, 1997, the Corporation had $1,407,000 outstanding on the line of credit.

On May 27, 1997, the Corporation closed on a $375,000 loan from a financial institution to refinance a $289,000 term loan payable to Drummond maturing on August 1, 1997. The new loan is for a seven-year term at a 9.5% interest rate fixed for the first four years of the loan. The interest will then be readjusted to the current five year treasury bill rate plus 3.25% for the remaining three years of the loan. The new loan requires monthly debt service payments of approximately $6,100 which is a reduction of approximately $10,000 from the debt service on the Drummond term loan. The remaining proceeds from the loan were utilized to reduce the outstanding balance on the line of credit with Drummond.

On August 25, 1997, the Corporation closed on a new $2 million credit facility consisting of a 5-year $0.5 million equipment note and a 3-year revolving line of credit with a maximum advance of $1.5 million. Both the equipment note and the line of credit have an interest rate of prime plus 3.5%.

The proceeds of the new financing fully satisfied the remaining outstanding balance on the Drummond line of credit and provide working capital for the Corporation. As of September 2, 1997, the balance on the new revolving line of credit had been reduced to zero.

The Corporation paid interest costs totaling approximately $54,000 and $29,000 during the six months ended July 31, 1997 and 1996, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $147,000 at July 31, 1997. At July 31, 1997, there were 185,925 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE

Primary earnings per share for the six months and three months ended July 31, 1997 were calculated by dividing the net income by the average common shares outstanding and dilutive common stock equivalents. Stock options and warrants have been reflected as exercised for purposes of computing the primary earnings per share for the three months and the six months ended July 31, 1997 since the exercise of such options and warrants would be dilutive.

The primary (loss) per common share for the three months and the six months ended July 31, 1996 was computed by adjusting the net loss for the preferred dividend requirement of $9,000 and $18,000, respectively, and dividing this amount by the weighted average number of shares of common stock outstanding for the respective period. The effects of assuming the conversion of preferred stock or the exercise of stock options, stock warrants and common stock rights would be antidilutive for the three months and the six months ended July 31, 1996.

The Corporation will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") in the fourth quarter of 1997, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The adoption of FAS 128 will not have a material effect on previously reported earnings per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Corporation and ICHOR are guarantors under the Sirrom Environmental Funding LLC Agreements. On October 31, 1996, the Corporation advised Sirrom that it would no longer guarantee future advances to ICHOR under the Sirrom Agreements. At that time, ICHOR was advanced approximately $3.0 million under the Sirrom Agreements. At July 31, 1997, Sirrom had approximately $4.5 million of receivables from the State of Florida collateralizing the Sirrom Agreements and held ICHOR funds of approximately $0.7 million in escrow.

It expects that the amounts under the aforementioned guarantees will decrease in 1997 as the balances due ICHOR from the EDI Program are remitted thereby allowing ICHOR to reduce the amounts owed Sirrom.

As discussed in further detail in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-K for the year ended January 31, 1997, dated May 15, 1997, the Corporation, ICHOR and others have been named as defendants in a purported class action lawsuit involving the purchase by all persons and entities of ICHOR's common stock from February 9, 1995, through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

The Corporation and ICHOR believe that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1997 AND 1996

The Corporation's contract revenues increased by approximately 43% to $5.3 million during the three months ended July 31, 1997 ("Fiscal 1998") compared to $3.7 million in the three months ended July 31, 1996 ("Fiscal 1997"). The increase in revenues was due to the Corporation entering the current fiscal year with a greater backlog of contracts and securing a number of significant new contracts during the current fiscal year.

The Corporation's gross margin increased to $0.9 million in the second quarter of fiscal 1998 compared to $0.5 million in the second quarter of fiscal 1997. The increase in gross margin was primarily attributable to the aforementioned increase in contract revenue although gross margin as a percentage of revenue did increase by 3% to 17% for the current three month period due to the fixed portion of contract costs being spread over a larger revenue base and also due to achieving higher field margins.

Selling, general and administrative expenses increased to $0.59 million in the three months ended July 31, 1997 compared to $0.56 million in the three months ended July 31, 1996. The increase is primarily attributable to the addition of a new branch office in Atlanta and the personnel necessary to support a higher level of activity.

As a result of the factors described above, the Corporation reported income from operations of $0.3 million in the current three month period compared to a loss from operations of $0.04 million for the same three months of the prior fiscal year.

The Corporation's interest expense decreased to $54,000 for the three months ended July 31, 1997 from $84,000 for the three months ended July 31, 1996. The Corporation's interest expense decreased due to a $1 million decrease in the balance of indebtedness as compared to the prior fiscal quarter.

Interest income increased to $6,000 for the three months ended July 31, 1997 versus zero for the three months ended July 31, 1996 due to higher invested cash balances. During the three months ended July 31, 1996, $39,000 of other income was recognized primarily from the sale of fixed assets.

During the three months ended July 31, 1997, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. The Corporation recorded a state income tax provision of $5,000. During the three months ended July 31, 1996, the Corporation did not provide an income tax provision due to the loss for financial reporting purposes.

For the three months ended July 31, 1996, the Corporation recognized its 59.5% interest in ICHOR resulting in a $252,000 loss from discontinued operations. The sale of the ICHOR shares to Drummond on July 31, 1996 resulted in a $212,000 gain.

SIX MONTHS ENDED JULY 31, 1997 AND 1996

The Corporation's contract revenues increased by approximately 30% to $9.8 million for the six months ended July 31, 1997 compared to $7.5 million for the six months ended July 31, 1996.

The increase in revenues was due to the Corporation entering the current fiscal year with a greater backlog of contracts and securing a number of significant new contracts during the current fiscal year.

The gross margin reported by the Corporation in the six months ended July 31, 1997 increased to $1.7 million compared to $0.8 million for the six months ended July 31, 1996. The increase in gross margin primarily related to an increase in gross margin as a percentage of revenue due to the fixed portion of contract costs being spread over a larger revenue base and achieving higher field margins. Additionally, during the first quarter of Fiscal 1997, two significant projects (completed in that quarter) were not profitable.

Selling, general and administrative expenses reported by the Corporation for the six months ended July 31, 1997 decreased slightly to $1.2 million as compared to the same six month period of the prior fiscal year. The decrease is primarily attributable to cost-saving measures implemented during the current fiscal year offset by the addition of a new branch office in Atlanta in the second quarter of Fiscal 1998 and the personnel necessary to support a higher level of activity.

The Corporation reported income from operations of $0.5 million in the six months ended July 31, 1997 as a result of the factors discussed above compared to a loss from operations of $0.4 million in the same six month period last year.

Interest expense decreased to $0.11 million in the current six month period compared to $0.17 million in the six months ended July 31, 1996 due to a $1 million decrease in the balance of indebtedness as compared to the prior fiscal year.

Interest income totaled $9,000 for the current six month period versus $5,000 in the same six month period of the prior fiscal year due to higher invested cash balances. Other income in the prior six month period was primarily generated from the sale of fixed assets.

No provision for federal income taxes was made during the six months ended July 31, 1997 due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $10,000 was made for the six-month period.

No income tax provision was recorded for the six months ended July 31, 1996 due to a loss for financial reporting purposes.

For the six months ended July 31, 1996, the Corporation recognized its 59.5% interest in ICHOR resulting in a $505,000 loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity increased during the six months ended July 31, 1997 as cash and short-term investments increased by $0.36 million to $0.79 million compared to a decrease in cash and short-term investments of $0.15 million in the six months ended July 31, 1996.

During the six months ended July 31, 1997, the $0.36 million increase in the Corporation's liquidity resulted from cash used by operating activities of $0.6
million.   This cash inflow was offset in part by cash utilized by investing activities of $0.23 million and cash utilized by financing activities of $0.01 million.

The Corporation's cash inflows of $0.6 million from operating activities principally included net income of $0.42 million generated during the period, depreciation and amortization of $0.17 million, a $0.16 million decrease in other assets, a $0.1 million increase in accounts payable, a $0.35 million increase in billing in excess of costs and estimated earnings on uncompleted costs and a $0.31 million increase in accrued liabilities. These cash inflows were partially offset by a $0.65 million increase in accounts receivable reflecting the related increase in revenues and a $0.25 million increase in costs and estimated earnings in excess of billings on uncompleted contracts.

During the six months ended July 31, 1997, cash outflows associated with investing activities of $0.23 million were due to the purchase of property, plant and equipment.

The Corporation's cash outflows related to financing activities included $0.44 million of debt repayments offset by $0.4 million in proceeds of new debt (primarily the $0.375 million received from the refinancing of a $289,000 term loan) and $0.03 million from the exercise of employee stock options.

The decrease in cash flows during the prior six month period is principally attributable to the repayment of debt.

Cash inflows associated with financing activities during the prior six months included $1.2 million of proceeds from the sale of ICHOR stock to Drummond which was utilized to reduce borrowing under the revolving line of credit. Additionally, $0.09 million of principal payments were made on the Drummond term debt.

Cash outflows from operating activities of $0.03 million in the six months ended July 31, 1996 included a $0.06 million increase in accounts receivable, a $0.13 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of certain contract activity, $0.8 million as a result of net loss generated during the period and an adjustment of $0.2 million due to the gain on the sale of ICHOR common stock. The aforementioned cash outflows from operating activities were offset, in part, by a $0.04 million increase in accounts payable, a $0.32 million decrease in other current assets, a $0.14 million increase in accrued liabilities due to the timing of payments and $0.18 million of depreciation and amortization.

The Corporation's cash outflows from investing activities of $0.04 million in the six months ended July 31, 1996 was attributable to $0.04 million for the purchase of property, plant and equipment.

At July 31, 1997, the Corporation's backlog associated with its asbestos abatement business totaled $10.9 million ($5.3 million on fixed fee contracts and $5.6 million on time and materials or unit price contracts).

On May 27, 1997, the Corporation closed on a $375,000 loan from a financial institution to refinance a $289,000 term loan payable to Drummond maturing on August 1, 1997. The new loan is for a seven-year term at a 9.5% interest rate fixed for the first four years of the loan. The interest will then be readjusted to the current five year treasury bill rate plus 3.25% for the remaining three years of the loan. The new loan requires monthly debt service payments of approximately $6,100 which is a reduction of approximately $10,000 from the debt service on the Drummond term loan. The remaining proceeds from the loan were utilized to reduce the outstanding balance on the line of credit with Drummond. At July 31, 1997, the Corporation had borrowings under the Drummond line of credit totaling $1.41 million.

On August 25, 1997, the Corporation closed on a new $2 million credit facility consisting of a 5-year $0.5 million equipment note and a 3-year revolving line of credit with a maximum advance of $1.5 million. Both the equipment note and the line of credit have an interest rate of prime plus 3.5%.

The proceeds of the new financing fully satisfied the remaining outstanding balance on the Drummond line of credit and provide working capital for the Corporation.

The Corporation and ICHOR are guarantors on the Sirrom Environmental Funding LLC Agreements. On October 31, 1996, the Corporation advised Sirrom that it would no longer guarantee future advances to ICHOR under the Sirrom Agreements. At that time, ICHOR had been advanced approximately $3.0 million under the Sirrom Agreements.

PROSPECTIVE INFORMATION

The Corporation, ICHOR, certain of ICHOR's officers and directors and the underwriters of ICHOR's initial public offering have been named as defendants in a purported class action involving the purchase by all persons and entities of ICHOR common stock from February 9, 1995 through May 23, 1995. The action alleges that defendants violated certain federal securities laws.

The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations, and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and the other defendants would likely have a material adverse effect on the business and operations of the Corporation.

                          PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the action, captioned Klein v. PDG Remediation, Inc., et al. described in the Corporation's Form 10-K for the year ended January 31, 1997, notice of the Court's certification of the class was sent to potential class members in August, 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At July 31, 1997, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $147,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                                 EXHIBIT INDEX

                          EXHIBIT NO. AND DESCRIPTION

                                                                                                        PAGES OF SEQUENTIAL
                                                                                                          NUMBERING SYSTEM
 4(a)    Security Agreement dated August 19, 1997 between Finova Capital Corporation and
         PDG Environmental, Inc., PDG, Inc., Project Development Group, Inc. and
         Enviro-Tech Abatement Services Co.

  (b)    The registrant did not file any current reports on Form 8-K during the three months ended July 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PDG ENVIRONMENTAL, INC.


                                        By  /s/John C. Regan
                                           --------------------------------
                                            John C. Regan
                                            Chairman and Chief Executive Officer


Date: September 12, 1997