Form 10QSB
period 1997-10-31
PDG ENVIRONMENTAL INC
filed 1997-12-10
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997 OR

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

As of December 1, 1997, there were 6,294,412 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES


                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                                        PAGE
    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements

         (a)  Condensed Consolidated Balance Sheets as of October 31, 1997 (unaudited) and
              January 31, 1997                                                                                          3

         (b)  Consolidated Statements of Operations for the Three Months Ended October 31, 1997
              and 1996 (unaudited)                                                                                      4

         (c)  Consolidated Statements of Operations for the Nine Months Ended October 31, 1997
              and 1996 (unaudited)                                                                                      5

         (d)  Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 1997
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

                         PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     OCTOBER 31,           JANUARY 31,
                                                                                        1997                  1997*
                                                                                    ------------            ---------
                                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                                  $      657,000       $       429,000
Accounts receivable - net                                                             5,144,000             3,708,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                                 747,000               614,000
Inventory                                                                               151,000               182,000
Other current assets                                                                    504,000               507,000
                                                                                 --------------       ---------------

TOTAL CURRENT ASSETS                                                                  7,203,000             5,440,000

PROPERTY, PLANT AND EQUIPMENT                                                         4,339,000             3,972,000
Less:  accumulated depreciation                                                       3,480,000             3,284,000
                                                                                 --------------       ---------------
                                                                                        859,000               688,000

OTHER ASSETS                                                                            120,000                37,000
                                                                                 --------------       ---------------

TOTAL ASSETS                                                                     $    8,182,000       $     6,165,000
                                                                                 ==============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                 $    1,907,000       $     1,699,000
Accrued liabilities                                                                   1,247,000             1,212,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                            1,174,000               635,000
Current portion of long-term debt                                                       202,000             1,485,000
                                                                                 --------------       ---------------

TOTAL CURRENT LIABILITIES                                                             4,530,000             5,031,000

LONG-TERM DEBT                                                                        2,072,000               372,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                               400,000               444,000
Common stock                                                                            122,000               118,000
Additional paid-in capital                                                            4,352,000             4,260,000
Deficit                                                                              (3,294,000)           (4,060,000)
                                                                                 --------------       ---------------

TOTAL STOCKHOLDERS' EQUITY                                                            1,580,000               762,000
                                                                                 --------------       ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    8,182,000       $     6,165,000
                                                                                 ==============       ===============


*Derived from audited financial statements.


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED OCTOBER 31,
                                                                                    ------------------------------------
                                                                                         1997                1996
                                                                                    --------------       ---------------
CONTRACT REVENUES                                                                    $   6,204,000        $    4,023,000
CONTRACT COSTS                                                                           5,108,000             3,305,000
                                                                                     -------------        --------------

Gross margin                                                                             1,096,000               718,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                               689,000               627,000
                                                                                     -------------        --------------

Income from operations                                                                     407,000                91,000

OTHER INCOME (EXPENSE):
  Interest expense                                                                         (54,000)              (62,000)
  Interest income                                                                            4,000                 1,000
  Other income                                                                               7,000                21,000
                                                                                     -------------        --------------
                                                                                           (43,000)              (40,000)
                                                                                     -------------        --------------
Income before income taxes and
  discontinued operations                                                                  364,000                51,000

INCOME TAX PROVISION                                                                         5,000                     -
                                                                                     -------------        --------------

INCOME BEFORE DISCONTINUED OPERATIONS                                                      359,000                51,000

DISCONTINUED OPERATIONS
  Loss on disposal                                                                               -                (9,000)
                                                                                     -------------        --------------
                                                                                                 -                (9,000)
                                                                                     -------------        --------------

NET INCOME                                                                           $     359,000        $       42,000
                                                                                     =============        ==============

PER SHARE OF COMMON STOCK - PRIMARY:

  INCOME BEFORE DISCONTINUED OPERATIONS                                              $        0.05        $         0.01
  DISCONTINUED OPERATIONS                                                                        -                     -
                                                                                     -------------        --------------

  NET INCOME PER COMMON SHARE                                                        $        0.05        $         0.01
                                                                                     =============        ==============

AVERAGE COMMON SHARES OUTSTANDING                                                        6,017,000             5,911,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS
OUTSTANDING                                                                              1,712,000                     -
                                                                                     -------------        --------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARES CALCULATION                                                                       7,729,000             5,911,000
                                                                                     =============        ==============


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                                  (UNAUDITED)

                                                                                             FOR THE NINE MONTHS
                                                                                              ENDED OCTOBER 31,
                                                                                   -------------------------------------
                                                                                         1997                   1996
                                                                                   ----------------       --------------
CONTRACT REVENUES                                                                  $    16,003,000        $   11,548,000
CONTRACT COSTS                                                                          13,177,000             9,996,000
                                                                                   ---------------        --------------

Gross margin                                                                             2,826,000             1,552,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             1,907,000             1,858,000
                                                                                   ---------------        --------------

Income (loss) from operations                                                              919,000              (306,000)

OTHER INCOME (EXPENSE):
   Interest expense                                                                       (161,000)             (230,000)
   Interest income                                                                          13,000                 6,000
   Other income                                                                             27,000                67,000
                                                                                   ---------------        --------------
                                                                                          (121,000)             (157,000)
                                                                                   ---------------        --------------
Income (loss) before income taxes and discontinued
   operations                                                                              798,000              (463,000)

INCOME TAX PROVISION                                                                        15,000                     -
                                                                                   ---------------        --------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                               783,000              (463,000)

DISCONTINUED OPERATIONS
  Loss from operations                                                                           -              (505,000)
  Gain on disposal                                                                               -               203,000
                                                                                   ---------------        --------------
                                                                                                 -              (302,000)
                                                                                   ---------------        --------------

Net income (loss)                                                                  $       783,000        $     (765,000)
                                                                                   ===============        ==============

PREFERRED STOCK DIVIDEND REQUIREMENTS                                              $             -        $       27,000
                                                                                   ===============        ==============

PER SHARE OF COMMON STOCK - PRIMARY:

   INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                    $          0.10        $        (0.08)
   DISCONTINUED OPERATIONS                                                                       -                 (0.05)
                                                                                   ---------------        --------------

   NET INCOME (LOSS) PER COMMON SHARE                                              $          0.10        $        (0.13)
                                                                                   ===============        ==============

AVERAGE COMMON SHARES EQUIVALENTS OUTSTANDING                                            5,961,000             5,910,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS
OUTSTANDING                                                                              1,713,000                     -
                                                                                   ---------------        --------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                                        7,674,000             5,911,000
                                                                                   ===============        ==============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                                                              FOR THE NINE MONTHS
                                                                                               ENDED OCTOBER 31,
                                                                                     ------------------------------------
                                                                                           1997                  1996
                                                                                     --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                    $     783,000        $     (765,000)

ADJUSTMENTS TO RECONCILE NET
  INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                                                          249,000               282,000
    Gain on sale of ICHOR Corporation common stock                                               -              (203,000)


CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                                 (1,436,000)             (602,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                            (133,000)             (196,000)
    Inventory                                                                               31,000               (18,000)
    Net assets of discontinued operations                                                        -               489,000
    Prepaid income taxes                                                                     3,000               (55,000)
    Other current assets                                                                   263,000               501,000
    Accounts payable                                                                       (78,000)               15,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                             539,000               331,000
    Accrued liabilities                                                                     35,000               377,000
    Other                                                                                  (17,000)              (47,000)
                                                                                     -------------        --------------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                                               (793,000)              795,000
                                                                                     -------------        --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  239,000               109,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                             (391,000)              (75,000)
    Proceeds from the sale of property, plant and equipment                                  1,000                 2,000
                                                                                     -------------        --------------
NET CASH USED BY INVESTING ACTIVITIES                                                     (390,000)              (73,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                                    35,000                     -
    Proceeds from debt                                                                   2,194,000               286,000
    Principal payments on debt                                                          (1,850,000)             (132,000)
                                                                                     -------------        --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  379,000               154,000
                                                                                     -------------        --------------

Net Increase in Cash and Short-Term Investments                                            228,000               190,000
Cash and Short-Term Investments, Beginning of Period                                       429,000               273,000
                                                                                     -------------        --------------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                       $     657,000        $      463,000
                                                                                     =============        ==============


See accompanying notes to consolidated financial statements.

Additional Information:

The proceeds on the sale of ICHOR Corporation, Inc. common stock of $1,205,000 for the nine months ended October 31, 1996 were not received in the form of cash, but rather were a direct offset to the debt owed Drummond Financial Corporation.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1997
                                  (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. The accounts of ICHOR Corporation ("ICHOR"), in which PDG Environmental, Inc. maintained until July 31, 1996 a 59.5% ownership interest, are reflected as a discontinued operation.

The accompanying financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended October 31, 1997 were of a normal, recurring nature. The amounts presented for the three and nine months ended October 31, 1997 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 1997 dated May 15, 1997 and Quarterly Reports on Form 10-QSB of the Corporation for the quarter ended April 30, 1997 dated June 9, 1997 and for the quarter ended July 31, 1997 dated September 12, 1997, and should be read in conjunction with this quarterly report.

The prior year financial statements have been reclassified to reflect the ICHOR business as a discontinued operation.

NOTE 2 - FEDERAL INCOME TAXES

No federal income taxes have been provided for the three and nine months ended October 31, 1997 due to the existence of unused net operating loss carryforwards. The Company has recorded a provision for state income taxes.

Income taxes paid by the Corporation for the nine months ended October 31, 1997 and 1996 totaled approximately $13,000 and $8,000, respectively.

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

On May 27, 1997, the Corporation closed on a $375,000 loan from a financial institution to refinance a $289,000 term loan payable to Drummond maturing on August 1, 1997. The loan is for a seven-year term at a 9.5% interest rate fixed for the first four years of the loan. The interest will then be readjusted to the current five year treasury bill rate plus 3.25% for the remaining three years of the loan. The loan requires monthly debt service payments of approximately $6,100 which is a reduction of approximately $10,000 from the debt service on the Drummond term loan. The remaining proceeds from the loan were utilized to reduce the outstanding balance on the line of credit with Drummond.

On August 25, 1997, the Corporation closed on a new $2 million credit facility consisting of a 5-year $0.5 million equipment note and a 3-year revolving line of credit with a maximum advance of $1.5 million. Both the equipment note and the line of credit have an interest rate of prime plus 3.5%.

The proceeds of the new financing fully satisfied the remaining outstanding balance on the Drummond line of credit and provided working capital for the Corporation. As of October 31, 1997, the balance on the new revolving line of credit was $1,313,000.

The Corporation paid interest costs totaling approximately $163,000 and $176,000 during the nine months ended October 31, 1997 and 1996, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $141,000 at October 31, 1997. At October 31, 1997, there were 167,338 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder. During the quarter ending October 31, 1997, 18,587 shares of preferred stock were converted into 80,544 shares of common stock.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE

Primary earnings per share for the nine months and three months ended October 31, 1997 were calculated by dividing the net income by the average common shares outstanding and dilutive common stock equivalents. Stock options and warrants have been reflected as exercised for purposes of computing the primary earnings per share for the three months and the nine months ended October 31, 1997 since the exercise of such options and warrants would be dilutive.

The primary earnings (loss) per common share for the three months and the nine months ended October 31, 1996 was computed by adjusting the net loss for the preferred dividend requirement of $9,000 and $27,000, respectively, and dividing this amount by the weighted average number of shares of common stock outstanding for the respective period. The effects of assuming the conversion of preferred stock or the exercise of stock options, stock warrants and common stock rights would be antidilutive for the three months and the nine months ended October 31, 1996.

The Corporation will adopt the Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") in the fourth quarter of fiscal 1998, as required. The Company will continue to apply APB Opinion No. 15, "Earnings Per Share" until the adoption of FAS 128. The standard specifies the computation, presentation and disclosure requirements for earnings per share. The adoption of FAS 128 will not have a material effect on previously reported earnings per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The Corporation and ICHOR are guarantors under the Sirrom Environmental Funding LLC Agreements ("Sirrom Agreements"). On October 31, 1996, the Corporation advised Sirrom that it would no longer guarantee future advances to ICHOR under the Sirrom Agreements. At that time, ICHOR was advanced approximately $3.0 million under the Sirrom Agreements. At September 30, 1997, Sirrom had approximately $4.0 million of receivables from the State of Florida collateralizing the Sirrom Agreements and held ICHOR funds of approximately $0.56 million in escrow.

As of October 31, 1997, the PDGE guarantee portion of the Sirrom funding had been reduced to $2.5 million. Determination letters have been received on $2.1 million of invoices and, based on the reported bond issue schedule, these invoices will be paid in February 1998. The remaining $0.4 million is expected to be paid during 1998.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996

The Corporation's contract revenues increased by approximately 54% to $6.2 million during the three months ended October 31, 1997 ("Fiscal 1998") compared to $4.0 million in the three months ended October 31, 1996 ("Fiscal 1997"). The increase in revenues was due to the Corporation entering the current fiscal year with a greater backlog of contracts and securing a number of significant new contracts during the current fiscal year.

The Corporation's gross margin increased to $1.1 million in the third quarter of fiscal 1998 compared to $0.7 million in the second quarter of fiscal 1997. The increase in gross margin was primarily attributable to the aforementioned increase in contract revenue.

Selling, general and administrative expenses increased to $0.69 million in the three months ended October 31, 1997 compared to $0.63 million in the three months ended October 31, 1996. The increase is primarily attributable to the accrual of fiscal 1998 employee bonuses.

As a result of the factors described above, the Corporation reported income from operations of $0.41 million in the current three month period compared to $0.09 million for the same three months of the prior fiscal year.

The Corporation's interest expense decreased to $54,000 for the three months ended October 31, 1997 from $62,000 for the three months ended October 31, 1996. The Corporation's interest expense decreased due to the refinancing of the line of credit facility and a lower average borrowed balance during the current quarter.

Interest income increased to $4,000 for the three months ended October 31, 1997 versus $1,000 for the three months ended October 31, 1996 due to higher invested cash balances. During the three months ended July 31, 1996, $21,000 of other income was recognized primarily from rental income.

During the three months ended October 31, 1997, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. The Corporation recorded a state income tax provision of $5,000. During the three months ended October 31, 1996, the Corporation did not provide an income tax provision as the Corporation reported a loss for financial reporting purposes during the nine months ended October 31, 1996.

For the three months ended October 31, 1996, the Corporation recognized a $9,000 loss related to the sale of ICHOR shares to Drummond.

NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996

The Corporation's contract revenues increased by approximately 39% to $16.0 million for the nine months ended October 31, 1997 compared to $11.6 million for the nine months ended October 31, 1996.

The increase in revenues was due to the Corporation entering the current fiscal year with a greater backlog of contracts and securing a number of significant new contracts during the current fiscal year.

The gross margin reported by the Corporation in the nine months ended October 31, 1997 increased to $2.8 million compared to $1.6 million for the nine months ended October 31, 1996. The increase in gross margin primarily related to an increase in gross margin as a percentage of revenue due to the fixed portion of contract costs being spread over a larger revenue base and achieving higher field margins. Additionally, during the first quarter of Fiscal 1997, two significant projects (completed in that quarter) were not profitable.

Selling, general and administrative expenses reported by the Corporation for the nine months ended October 31, 1997 increased slightly to $1.9 million as compared to the same nine month period of the prior fiscal year. The increase is primarily attributable to cost-saving measures implemented during the current fiscal year being offset by the addition of a new branch office in Atlanta in the second quarter of Fiscal 1998, the personnel being necessary to support a higher level of activity, and the accrual of fiscal 1998 employee bonuses.

The Corporation reported income from operations of $0.9 million in the nine months ended October 31, 1997 as a result of the factors discussed above compared to a loss from operations of $0.3 million in the same nine month period last year.

Interest expense decreased to $0.16 million in the current nine month period compared to $0.23 million in the nine months ended October 31, 1996 due to a $1 million decrease in the balance of indebtedness as compared to the prior fiscal year and to the previously discussed refinancing of the credit facility.

Interest income totaled $13,000 for the current nine month period versus $6,000 in the same nine month period of the prior fiscal year due to higher invested cash balances. Other income in the prior nine month period was primarily generated from the sale of fixed assets and rental income.

No provision for federal income taxes was made during the nine months ended October 31, 1997 due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $15,000 was made for the nine-month period.

No income tax provision was recorded for the nine months ended October 31, 1996 due to a loss for financial reporting purposes.

For the nine months ended October 31, 1996, the Corporation recognized its 59.5% interest in ICHOR resulting in a $505,000 loss from discontinued operations and a $203,000 gain on the sale of ICHOR to Drummond.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 1997, the Corporation's liquidity increased by $0.23 million to $0.66 million. This increase in cash is due to cash provided by operating activities of $0.2 million and cash provided by financing activities of $0.4 million. These inflows were partially offset by cash used by investing activities of $0.4 million.

     The Corporation's cash inflows of $0.2 million from operating activities principally included net income of $0.78 million generated during the period, depreciation and amortization of $0.25 million, a $0.26 million decrease in other current assets and a $0.54 million increase in billings in excess of costs and estimated earnings on uncompleted contracts. These cash flows were partially offset by a $1.44 million increase in accounts receivable reflecting the related increase in revenues and the subsequentially mentioned settlement, a $0.13 million increase in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.08 million decrease in accounts payable.

During the third quarter of fiscal 1998, a disputed contract was resolved and the approximately $0.3 million balance in costs and estimated earnings in excess of billings on uncompleted contracts was converted into accounts receivable. The customer is expected to pay the settlement in the fourth quarter of fiscal 1998.

The Corporation's financing activities included proceeds of $0.375 million received in May 1997 from the refinancing of the $0.29 million term loan. Additionally, a $0.5 million five-year term loan and a $1.5 million three-year revolving line of credit were finalized in August 1997 to repay the $1.41 million line of credit with Drummond that had matured. The balance on the revolving line of credit was $1.3 million at October 31, 1997. Proceeds from the exercise of stock options and warrants amounted to $0.04 million.

During the nine months ended October 31, 1997, cash outflows associated with investing activities of $0.4 million related to the purchase of property, plant and equipment.

The Corporation's liquidity increased during the nine months ended October 31, 1996 as cash and short-term investments increased by $0.2 million to $0.5 million.

The increase in cash during the current nine month period is principally attributable to cash inflows associated with operating activities of $0.1 million and financing activities of $0.2 million. These cash inflows were partially offset by cash outflows for investing activities of $0.1 million.

Cash inflows provided by operating activities of $0.1 million in the nine months ended October 31, 1996 included a $0.5 million reduction in other current assets, a $0.3 million increase in billings in excess of costs and estimated earnings on uncompleted contracts related to the timing of certain contract activity, a $0.4 million increase in accrued liabilities due to the timing of payments, and $0.3 million of depreciation and amortization. The aforementioned cash inflows from operating activities were offset by a $0.6 million increase in accounts receivable, $0.2 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of contracts, an adjustment of $0.2 million due to the gain on the sale of ICHOR common stock and $0.8 million as a result of the net loss generated in the period.

Cash inflows associated with financing activities during the current nine months included $0.29 million advanced under the line of credit offset by $0.13 million of principal payments made on the Drummond term debt. Additionally, $1.2 million of proceeds from the sale of ICHOR stock to Drummond Financial Corporation was a direct offset to reduce borrowings under the line of credit.

The Corporation's investing activities of $0.07 million in the nine months ended October 31, 1996 was for the purchase of property, plant and equipment.

At October 31, 1997, the Corporation's backlog associated with its asbestos abatement business totaled $29.1 million ($18.8 million on fixed fee contracts and $10.3 million on time and materials or unit price contracts). This is a significant increase from the backlog of $10.9 million at July 31, 1997 and reflects the large number of contracts awarded to the Corporation during the third quarter.

The Corporation and ICHOR are guarantors on the Sirrom Environmental Funding, LLC Agreements. On October 31, 1996, the Corporation advised Sirrom that it would no longer guarantee future advances to ICHOR under the Sirrom Agreements. At that time, ICHOR had been advanced approximately $3.0 million under the Sirrom Agreements.

As of October 31, 1997, the PDGE guarantee portion of the Sirrom funding had been reduced to $2.5 million. Determination letters have been received on $2.1 million of invoices and, based on the reported bond issue schedule, these invoices will be paid in February 1998. The remaining $0.4 million is expected to be paid during 1998.

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

The Corporation believes that the allegations are without merit or that there are meritorious defenses to the allegations and intends to defend the action vigorously. If, however, the plaintiff is successful in its claims, a judgment rendered against the Corporation and other defendants would likely have a material adverse effect on the business and operations of the Corporation.

                          PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the action captioned Klein v. PDG Remediation, Inc., described in the registrant's Form 10-K for the year ended January 31, 1997, notice of the Court's certification of the class was sent to potential class members in August 1997.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At October 31, 1997, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $141,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF STOCKHOLDERS

On July 9, 1997 the Annual Meeting of the Stockholders of PDG Environmental, Inc. was held in Pittsburgh, PA. At the meeting all of management's nominees were elected directors of the Corporation. Ernst & Young LLP was reelected as the Corporation's auditors with the following vote:

                      Votes For                            6,167,641
                      Votes Against                           19,457
                      Abstained                                4,335

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                                 EXHIBIT INDEX

                          EXHIBIT NO. AND DESCRIPTION

                                                             PAGES OF SEQUENTIAL
                                                                NUMBERING SYSTEM

27  Financial Data Schedule

(b) The registrant did not file any current reports on Form 8-K during the three months ended October 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PDG ENVIRONMENTAL, INC.

                                        By   /s/JOHN C. REGAN
                                           ---------------------------------
                                           John C. Regan
                                           Chairman and Chief Executive Officer

Date:  December 9, 1997