Form 10-K405/A
period 1997-01-31
PDG ENVIRONMENTAL INC
filed 1998-02-26
CIK 771485

                                                                     (Conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

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

                          COMMON STOCK, $.02 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
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

SUPPLIERS AND CUSTOMERS

The registrant purchases the equipment and supplies used in the asbestos abatement business from a number of manufacturers. One of these manufacturers (Aramsco, Inc.) accounts for 19% of the registrant's asbestos abatement purchases in fiscal 1997. The items purchased are made from the vendor's available stock and are not covered by a formalized agreement.

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

The backlog represents the portion of contracts at a point in time which remain to be completed. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. The Company is currently working on virtually all of the contracts in its January 31, 1997 backlog and anticipates that all but approximately 15% of this backlog will be completed and realized as revenue by January 31, 1998 in accordance with the terms of the applicable contracts between the registrant and the owners of these properties.

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

A portion of the field laborers who provide services to the registrant are represented by a number of different unions. In every case, the Company is a member of a multi-employee plan. Management considers its employee labor relations to be good.

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



                                                                    MARKET PRICE RANGE
                                                           FISCAL 1997               FISCAL 1996
                                                           -----------               -----------
                                                       HIGH         LOW          HIGH          LOW
                                                       ----         ---          ----          ----

            First Quarter                          $   0.63      $  0.31      $  1.31      $   0.78
            Second Quarter                             1.00         0.31         0.91          0.50
            Third Quarter                              0.83         0.31         0.69          0.31
            Fourth Quarter                             0.47         0.25         0.59          0.25




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




                                                                   FOR THE YEARS ENDED JANUARY 31,
                                                     1997           1996*         1995*          1994*          1993*
                                                    -----------------------------------------------------------------
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

Selling, general and administrative expenses decreased in fiscal 1997 to $2.5 million compared to $3.0 million in fiscal 1996 due to significant cost-saving measures adopted early in fiscal 1997. The cost-saving measures included the closure of two branch offices, the resignation of the President of the registrant, employee layoffs and general cost containment.

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

PROSPECTIVE INFORMATION

The registrant's current business consists entirely of asbestos abatement contracting subsequent to the sale of its remaining interest in ICHOR. The registrant believes that this business focus solely upon asbestos abatement contracting, along with the previously-mentioned cost-saving measures and an increasing backlog, will put the registrant in the position to better achieve profitable operations given a sufficient level of revenues.

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



                                                                                                  PAGE
                                                                                                  ----
Report of Independent Auditors.....................................................................F-1

Consolidated Balance Sheets as of January 31, 1997 and 1996........................................F-2

Consolidated Statements of Operations for the Three Years Ended
  January 31, 1997.................................................................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the Three
  Years Ended January 31, 1997.....................................................................F-5

Consolidated Statements of Cash Flows for the Three Years Ended
  January 31, 1997.................................................................................F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 1997...........................................................................F-7

Schedule II - Valuation and Qualifying Accounts...................................................F-17



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

4.7      Loan Modification Agreement, dated December 9, 1994, by and among
         CVD Financial Corporation, PDG Environmental, Inc., PDG, Inc., PDG
         Environmental Services, Inc., Project Development Group, Inc., Enviro-
         Tech Abatement Services, Co., PDG Environmental Remediation, Geo
         Recovery Services, Ltd. and PDG Remediation, Inc., filed as Exhibit
         4(c) to registrant's quarterly report on Form 10-Q for the quarter ended
         October 31, 1994, is incorporated herein by reference.

4.8      Loan Modification Agreement dated February 7, 1995 by and among
         CVD Financial Corporation, PDG Environmental, Inc., PDG, Inc., PDG
         Environmental Services, Inc., Project Development Group, Inc., Enviro-
         Tech Abatement Services, Co., PDG Environmental Remediation, Geo
         Recovery Services, Ltd and PDG Remediation, Inc., filed as Exhibit
         10.17 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1995, is incorporated herein by reference.

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



                                                                                                               PAGES
                                                                                                            OF SEQUENTIAL
                                           EXHIBIT INDEX                                                   NUMBERING SYSTEM
                                           -------------                                                   ----------------
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

10.13         Loan Modification Agreement, dated December 9, 1994, by and among
              CVD Financial Corporation, PDG Environmental, Inc., PDG, Inc., PDG
              Environmental Services, Inc., Project Development Group, Inc., Enviro-
              Tech Abatement Services, Co., PDG Environmental Remediation, Geo
              Recovery Services, Ltd. and PDG Remediation, Inc., filed as Exhibit
              4(c) to registrant's quarterly report on Form 10-Q for the quarter ended
              October 31, 1994, is incorporated herein by reference (as it appears in
              4.07).




                                                                                                              PAGES
                                                                                                          OF SEQUENTIAL
                             EXHIBIT INDEX                                                               NUMBERING SYSTEM
                             -------------                                                               ----------------
10.14    Loan Modification Agreement dated February 7, 1995 by and among
         CVD Financial Corporation, PDG Environmental, Inc., PDG, Inc., PDG
         Environmental Services, Inc., Project Development Group, Inc., Enviro-
         Tech Abatement Services, Co., PDG Environmental Remediation, Geo
         Recovery Services, Ltd and PDG Remediation, Inc., filed as Exhibit
         10.17 to the registrant's Annual Report on Form 10-K for the year ended January 31, 1995, is incorporated herein by reference (as it appears in 4.08).

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

                                      PDG ENVIRONMENTAL, INC.

                                      /s/ JOHN C. REGAN
                                      -----------------------------------------
                                      John C. Regan, Chairman and
                                      Chief Executive Officer



Date:  May 15, 1997



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ JOHN C. REGAN                                      February 24, 1998
------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)







Richard A. Bendis, Director           By /s/ JOHN C. REGAN
                                      ------------------------------------
                                      John C. Regan, Attorney-in-Fact
                                      February 24, 1998

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






/s/ Ernst & Young LLP



Pittsburgh, Pennsylvania
March 27, 1997

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.




                                                                                     JANUARY 31,
                                                                                1997             1996*
                                                                          -------------------------------
ASSETS

CURRENT ASSETS
   Cash and short-term investments                                        $    429,000      $     273,000
   Accounts receivable, less allowance of $47,000 and
      $44,000 in 1997 and 1996, respectively                                 3,708,000          3,221,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                    614,000            670,000
   Inventories                                                                 182,000            181,000
   Notes receivable from officers                                              132,000            197,000
   Prepaid income taxes                                                        182,000            183,000
   Other current assets                                                        193,000            473,000
   Net assets of discontinued operation                                              -          1,492,000
                                                                          ------------      -------------

TOTAL CURRENT ASSETS                                                         5,440,000          6,690,000

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                         42,000             42,000
   Leasehold improvements                                                       55,000             55,000
   Furniture and fixtures                                                      130,000            128,000
   Vehicles                                                                    361,000            331,000
   Equipment                                                                 3,015,000          2,961,000
   Buildings                                                                   369,000            369,000
                                                                          ------------      -------------

                                                                             3,972,000          3,886,000
   Less: accumulated depreciation                                            3,284,000          3,067,000
                                                                          ------------      -------------

                                                                               688,000            819,000

OTHER ASSETS                                                                    37,000             55,000
                                                                          ------------      -------------

TOTAL ASSETS                                                              $  6,165,000      $   7,564,000
                                                                          ============      =============




*Restated (See Note 3).

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.




                                                                                               JANUARY 31,
                                                                                          1997             1996*
                                                                                     -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $   1,699,000    $  1,680,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                                635,000         607,000
   Accrued liabilities                                                                   1,212,000       1,117,000
   Current portion of long-term debt                                                     1,485,000         176,000
                                                                                     -------------    ------------

TOTAL CURRENT LIABILITIES                                                                5,031,000       3,580,000

LONG-TERM DEBT                                                                             372,000       2,766,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Cumulative convertible Series A preferred stock, (2%) $0.01 par value,
       5,000,000 shares authorized and 185,925 issued and outstanding shares at
       January 31, 1997 and 1996, (liquidation
       preference of $1,860,524)                                                           444,000         444,000
   Common stock, $0.02 par value, 30,000,000 shares authorized and 5,923,868 shares and 5,908,868 shares issued and outstanding
       at January 31, 1997 and 1996, respectively                                          118,000         118,000
   Paid-in capital                                                                       4,260,000       4,230,000
                                                                                     -------------    ------------
                                                                                         4,378,000       4,348,000

   (Deficit) retained earnings                                                          (4,060,000)     (3,574,000)
                                                                                     -------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                                                 762,000       1,218,000
                                                                                     -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $   6,165,000    $  7,564,000
                                                                                     =============    ============






*Restated (See Note 3).

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.




                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                         1997                    1996*              1995*
                                                                    -----------------------------------------------------

CONTRACT REVENUES                                                   $  16,183,000       $   16,215,000      $  17,659,000

CONTRACT COSTS                                                         13,698,000           14,773,000         15,481,000
                                                                    -------------       --------------      -------------

GROSS MARGIN                                                            2,485,000            1,442,000          2,178,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            2,491,000            3,009,000          2,769,000
                                                                    -------------       --------------      -------------

INCOME (LOSS) FROM OPERATIONS                                              (6,000)          (1,567,000)          (591,000)

OTHER INCOME (EXPENSE):
   Gain on sale of PDG Remediation, Inc. Common Stock                           -            1,354,000                  -
   Interest expense                                                      (287,000)            (467,000)          (471,000)
   Interest income                                                          8,000               24,000             16,000
   Other income                                                           101,000                9,000             32,000
                                                                    -------------       --------------      -------------
                                                                         (178,000)             920,000           (423,000)
                                                                    -------------       --------------      -------------

(LOSS) INCOME BEFORE INCOME TAXES, DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM                                      (184,000)            (647,000)        (1,014,000)

INCOME TAX PROVISION                                                            -               103,000            24,000
                                                                    -------------       ---------------     -------------

LOSS BEFORE DISCONTINUED OPERATION AND EXTRAORDINARY ITEM                (184,000)            (750,000)        (1,038,000)

DISCONTINUED OPERATION:
   Income (loss) from operation, net of income tax
     of $100,000 and $39,000 in 1995 and 1994, respectively              (505,000)          (1,201,000)           896,000
   Gain (loss) on disposal                                                203,000             (500,000)                 -


EXTRAORDINARY ITEM, NET OF TAX                                                  -                    -            615,000
                                                                    -------------       --------------      -------------

NET INCOME (LOSS)                                                   $    (486,000)      $   (2,451,000)     $     473,000
                                                                    =============       ==============      =============

UNDECLARED PREFERRED STOCK DIVIDEND REQUIREMENTS                    $      37,000       $       45,000      $           -
                                                                    =============       ==============      =============

EARNINGS (LOSS) PER COMMON SHARE
   Loss before extraordinary item and discontinued
     operation  $                                                           (0.04)      $        (0.14)     $       (0.15)
   Discontinued operation                                                   (0.05)               (0.30)              0.13
   Extraordinary item                                                           -                    -               0.09
                                                                    -------------       --------------      -------------

   Net income (loss) per share                                      $       (0.09)      $        (0.44)     $        0.07
                                                                    =============       ==============      =============

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING                                               5,913,000            5,670,000          7,157,000
                                                                    =============       ==============      =============



*Restated (See Note 3).

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.


                                                       PREFERRED                                      (DEFICIT)          TOTAL
                                                         STOCK           COMMON        PAID-IN         RETAINED       STOCKHOLDERS'
                                                        SERIES A          STOCK        CAPITAL         EARNINGS          EQUITY
                                                        --------          -----        -------         --------          ------

BALANCE AT JANUARY 31, 1994                           $   633,000    $   106,000      $3,704,000    $ (1,394,000)    $ 3,049,000

Conversion of 29,740 shares of
    cumulative convertible 9%
    preferred stock into 121,392
    shares of common stock                                (71,000)         3,000          75,000          (7,000)             --

Issuance of 277,500 warrants                                                              89,000                          89,000

Issuance of 150,000 warrants                                                              52,000                          52,000

Adjustment to exercise price
   and revaluation of 375,000 warrants                                                   (57,000)                        (57,000)

Issuance of 5,500 shares under
    Employee Incentive Stock Option Plan                                                   3,000                          3,000

Net income                                                                                               473,000        473,000
                                                      -----------    -----------     -----------     -----------     ----------

BALANCE AT JANUARY 31, 1995                               562,000        109,000       3,866,000        (928,000)     3,609,000

Conversion of 49,047 shares of
    cumulative convertible 9%
    preferred stock into 204,902
    shares of common stock                               (118,000)         4,000        134,000          (20,000)            --

Issuance of 1,000,000 warrants by PDGR                                                   60,000                          60,000

Issuance of 280,071 shares of
    common stock to reflect declaration
    of 1/3 of the common stock rights                                      5,000        170,000         (175,000)            --

Net loss                                                                                              (2,451,000)    (2,451,000)
                                                      -----------    -----------    -----------      -----------     ----------

BALANCE AT JANUARY 31, 1996                               444,000        118,000      4,230,000       (3,574,000)     1,218,000

Issuance of 150,000 warrants                                                             24,000                          24,000

Issuance of 15,000 shares                                                                 6,000                           6,000

Net loss                                                                                                (486,000)      (486,000)
                                                      -----------    -----------    -----------      -----------     ----------

BALANCE AT JANUARY 31, 1997                           $   444,000    $   118,000    $ 4,260,000      $(4,060,000)    $  762,000
                                                      ===========    ===========    ===========      ===========     ==========






See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PDG ENVIRONMENTAL, INC.



                                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                                         1997                   1996*              1995*
                                                                    --------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $    (486,000)        $ (2,451,000)       $   473,000

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Depreciation and amortization                                          367,000              525,000            616,000
   Gain on sale of PDG Remediation, Inc. common stock                    (203,000)          (1,354,000)
   Deferred income taxes                                                        -                    -           (174,000)
   Other                                                                    3,000              (33,000)           125,000
   Extraordinary item                                                           -                    -           (512,000)

CHANGES IN CURRENT ASSETS AND LIABILITIES OTHER THAN CASH:
   Accounts receivable                                                   (490,000)             147,000           (462,000)
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                56,000              163,000           (178,000)
   Inventories                                                             (1,000)              35,000            (30,000)
   Prepaid income taxes                                                     1,000              110,000             46,000
   Other current assets                                                   612,000              142,000           (392,000)
   Accounts payable                                                      (241,000)            (413,000)           386,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                28,000               (4,000)            32,000
   Net assets of discontinued operations                                  489,000            2,171,000         (1,654,000)
   Accrued liabilities                                                     95,000              158,000            335,000
   Other                                                                  (63,000)              25,000            100,000
                                                                    -------------         ------------        -----------

TOTAL ADJUSTMENTS                                                         486,000            2,534,000         (1,817,000)
                                                                    -------------         ------------        -----------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              167,000             (779,000)        (1,289,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                             (135,000)            (346,000)          (170,000)
   Proceeds from sale of property, plant and equipment                      3,000                    -              7,000
                                                                    -------------         ------------        -----------

NET CASH USED BY INVESTING ACTIVITIES                                    (132,000)            (346,000)          (163,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                     286,000               20,000          2,061,000
   Proceeds on sale of PDG Remediation, Inc. common stock               1,206,000            1,435,000                  -
   Principal payments on debt                                          (1,371,000)            (730,000)          (339,000)
                                                                    -------------         ------------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 121,000              725,000          1,722,000
                                                                    -------------         ------------        -----------

Net increase (decrease) in cash and short-term investments                156,000             (400,000)           270,000
Cash and short-term investments, beginning of year                        273,000              673,000            403,000
                                                                    -------------         ------------        -----------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                        $     429,000         $    273,000        $   673,000
                                                                    =============         ============        ===========



*Restated (See Note 3)

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

OPERATIONS

Subject to the closing of the new $375,000 loan as discussed further in Note 8, the Corporation will have $1,455,000 remaining to repay, (as of January 31, 1997), on the line of credit with Drummond maturing August 1, 1997. It is the intention of the Corporation to negotiate a new line of credit in excess of $1 million, enter into a sale/leaseback of certain equipment and/or execute a private placement of the Corporation's securities prior to August 1, 1997 to generate the funds necessary to repay the remaining outstanding balance on the line of credit payable to Drummond.

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

NOTE 3 - DISCONTINUED OPERATION

On May 1, 1996, the Corporation made the decision to divest its remaining 59.5% interest in PDGR. The loss from discontinued operations in the Statement of Consolidated Operations represents the Corporation's 59.5% portion of PDGR's loss during fiscal 1997 and 1996 and 100% of PDGR's income during fiscal 1995. No corporate interest expense has been allocated to the discontinued operations of PDGR.

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

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:


                                                                                                    JANUARY 31,
                                                                                               1997              1996
                                                                                       ----------------------------------

Revenues earned on uncompleted contracts                                               $ 8,968,000            $ 8,155,000
Less:  billings to date                                                                  8,989,000              8,092,000
                                                                                       -----------            -----------

Net (Over) Under Billings                                                              $   (21,000)           $    63,000
                                                                                       ===========            ===========

Included in the accompanying consolidated balance sheets under the following captions:
                                                                                                    JANUARY 31,
                                                                                           1997                  1996
                                                                                       ----------------------------------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                               $   614,000            $   670,000

Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                                  (635,000)              (607,000)
                                                                                       -----------            -----------

Net (Over) Under Billings                                                              $   (21,000)           $    63,000
                                                                                       ===========            ===========



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

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities are as follows:



                                                           JANUARY 31,
                                                      1997             1996
                                                ------------------------------

Worker's compensation                           $    524,000       $   272,000
Wages                                                      -           120,000
Withheld and accrued taxes                           226,000           275,000
Accrued royalties                                          -            30,000
Accrued fringe benefits                              181,000           183,000
Accrued insurance                                    113,000           108,000
Accrued rent                                           4,000            21,000
Other                                                164,000           108,000
                                                ------------       -----------
Total Accrued Liabilities                       $  1,212,000       $ 1,117,000
                                                ============       ===========





NOTE 8 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                            JANUARY 31,
                                                                      1997              1996
                                                                 -------------------------------

Term loan due in monthly installments of $14,000, plus
   interest at 3% above the prime rate, due in August 1997       $    330,000       $    492,000


Revolving line of credit maturing on August 1, 1997 and
    bearing interest at 3% above the prime rate                     1,500,000          2,420,000

Other                                                                  27,000             30,000
                                                                 ------------       ------------

                                                                    1,857,000          2,942,000

Less amount due within one year                                     1,485,000            176,000
                                                                 ------------       ------------

                                                                 $    372,000       $  2,766,000
                                                                 ============       ============


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

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 1997 and 1996 are as follows:


                                                                    JANUARY 31,
                                                             1997                   1996
                                                         ---------------------------------

       Deferred tax liabilities:

            Tax over book depreciation                   $   103,000         $    117,000


       Deferred tax assets:

            Accounts receivable allowance                    147,000              146,000
            Workers compensation reserve                     215,000              129,000
            Other                                             29,000               29,000
            Net operating loss carryforwards               3,097,000            3,004,000
                                                           ---------            ---------
            Total deferred tax assets                      3,488,000            3,308,000

       Valuation allowance for deferred tax assets         3,385,000            3,191,000
                                                         -----------         ------------

            Net deferred tax assets                          103,000              117,000
                                                         -----------         ------------

            Net deferred tax liabilities                 $         -         $          -
                                                         ===========         ============


Significant components of the provision for income taxes are as follows:

                                                                   FOR THE YEARS ENDED JANUARY 31,
                                                           1997                 1996               1995
                                                         --------------------------------------------------

Current:

   Federal                                               $         -         $         -        $         -
   State                                                           -                   -             24,000
                                                         -----------         -----------        -----------

   Total current                                                   -                   -             24,000

Deferred:

   Federal                                                         -             103,000                  -
   State                                                           -                   -        $         -
                                                         -----------         -----------        -----------


   Total deferred                                                  -             103,000        $         -
                                                         -----------         -----------        ------------

Total income tax provision                               $         -         $   103,000        $    24,000
                                                         ===========         ===========        ===========

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:


                                                                  FOR THE YEARS ENDED JANUARY 31,
                                                           1997                 1996               1995
                                                         --------------------------------------------------

Tax at statutory rate                                    $  (63,000)         $  (220,000)       $  (345,000)
State income taxes, net of federal tax benefit                    -                    -             41,000
Limitation on utilization of net operating loss              63,000              220,000            276,000
Goodwill                                                          -                    -             18,000
Other                                                             -              103,000             34,000
                                                         ----------          -----------        -----------

                                                         $        -          $   103,000        $    24,000
                                                         ==========          ===========        ===========

                                      F-13

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



                                                                                        OPTION
                                                               NUMBER OF             PRICE RANGE
                                                                SHARES                PER SHARE
                                                             ------------            ------------

OUTSTANDING AT JANUARY 31, 1994                                   287,500            $0.60 - $6.00

Exercised                                                          (5,500)              $0.60
Cancelled-Reusable                                                (18,000)           $1.63 - $6.00
                                                              -----------

OUTSTANDING AT JANUARY 31, 1995                                   264,000            $0.60 - $2.94

Granted                                                            11,000               $0.75
Cancelled - Reusable                                              (46,998)           $1.63 - $2.94
                                                              -----------

OUTSTANDING AT JANUARY 31, 1996                                   228,002            $0.60 - $2.94

Granted                                                         1,285,000                    $0.36
Cancelled - Reusable                                             (253,335)           $0.36 - $2.94
                                                              -----------

OUTSTANDING AT JANUARY 31, 1997                                 1,259,667            $0.36 - $1.91
                                                              ===========

EXERCISABLE AT JANUARY 31, 1997                                   557,999            $0.60 - $2.94
                                                              ===========

RESERVED FOR FUTURE GRANTS AT JANUARY 31, 1997                    197,085
                                                              ===========


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


                                                                          OPTION
                                                  NUMBER OF             PRICE RANGE
                                                    SHARES               PER SHARE
                                                    ------               ---------

OUTSTANDING AT JANUARY 31, 1994                      143,250            $0.60 - $6.00

Expired                                             (117,000)               $3.00
                                                 -----------

OUTSTANDING AT JANUARY 31, 1995                       26,250            $0.60 - $6.00

Expired                                               (3,125)               $6.00
                                                 -----------

OUTSTANDING AT JANUARY 31, 1996                       23,125            $0.60 - $6.00

Expired                                               (3,125)                   $6.00
                                                 -----------

OUTSTANDING AT JANUARY 31, 1997                       20,000                    $0.60
                                                 ===========

EXERCISABLE AT JANUARY 31, 1997                       20,000                    $0.60
                                                 ===========



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

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 350,000 shares of the Corporation's common stock. Options to purchase 112,212 shares of the Corporation's common stock at prices ranging from $0.36 per share to $0.60 per share have been granted under the Non-Employee Directors Plan. At January 31, 1997, all of the options granted under the Non-Employee Directors Plan were exercisable.

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

NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

The Company had the following results by quarter:



                                                          FIRST           SECOND         THIRD        FOURTH
                                                         QUARTER          QUARTER        QUARTER      QUARTER              YEAR
                                                         -------          -------        -------      -------              ----

YEAR ENDING JANUARY 31, 1997

Revenues                                              $ 3,810,000      $ 3,715,000     $ 4,023,000     $ 4,635,000     $ 16,183,000
Gross margin                                              321,000          513,000         718,000         933,000        2,485,000

Net income (loss) before discontinued operations         (426,000)         (88,000)         51,000         279,000         (184,000)
Net income (loss)                                        (679,000)        (128,000)         42,000         279,000         (486,000)

Earnings per share before discontinued operations           (0.09)           (0.01)           0.01            0.05            (0.04)

Earnings per share                                    $     (0.12)     $     (0.02)    $      0.01     $      0.05     $      (0.09)


YEAR ENDING JANUARY 31, 1996

Revenues                                              $ 2,878,000      $ 5,108,000     $ 5,269,000     $ 2,960,000     $ 16,215,000
Gross margin                                              286,000          857,000         580,000        (281,000)       1,442,000

Net income (loss) before discontinued operations          666,000*          94,000        (292,000)     (1,218,000)        (750,000)
Net income (loss)                                         614,000*        (299,000)       (584,000)     (2,182,000)      (2,451,000)

Earnings per share before discontinued operations            0.11             0.01           (0.05)          (0.21)           (0.14)

Earnings per share                                    $      0.11      $     (0.06)    $     (0.10)    $     (0.38)    $      (0.44)




*Includes a gain of $1,314,000 on sale of PDG Remediation stock.

                             PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               FOR THE YEARS ENDED
                         JANUARY 31, 1997, 1996 AND 1995



                                            BALANCE AT          ADDITIONS                              BALANCE
                                            BEGINNING            CHARGED                               AT CLOSE
                                             OF YEAR            TO INCOME       DEDUCTIONS(1)          OF YEAR
                                             -------            ---------       -------------          -------

1997
Allowance for doubtful accounts          $       44,000     $        3,000    $             -     $       47,000
                                         ==============     ==============    ===============     ==============

1996
Allowance for doubtful accounts          $      317,000     $       15,000    $       288,000     $       44,000
                                         ==============     ==============    ===============     ==============

1995
Allowance for doubtful accounts          $      297,000     $       35,000    $        15,000     $      317,000
                                         ==============     ==============    ===============     ==============




(1)Uncollectible accounts written off, net of recoveries.