Form 10-K405/A
period 1997-01-31
PDG ENVIRONMENTAL INC
filed 1998-03-17
CIK 771485

                                                                     (Conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
                                                            ----
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

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

BACKLOG

The registrant and its operating subsidiaries had asbestos abatement backlog orders totaling approximately $14.4 million and $7.7 million at January 31, 1997 and 1996, respectively. The backlog at January 31, 1997 consisted of $9.2 million of uncompleted work on fixed fee contracts and an estimated $5.2 million of work to be completed on time and materials or unit price contracts. The backlog at January 31, 1996 consisted of $5.9 million of uncompleted work on fixed fee contracts and an estimated $1.8 million of work on time and materials or unit price contracts. The Company, from time to time, enters into fixed-price subcontracts which tends to reduce the risk to the Company on fixed-price contracts.

The backlog represents the portion of contracts at a point in time which remain to be completed. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. The Company is currently working on virtually all of the contracts in its January 31, 1997 backlog and anticipates that all but approximately 15% of this backlog will be completed and realized as revenue by January 31, 1998 in accordance with the terms of the applicable contracts between the registrant and the owners of these properties. The remaining 15% is expected to be completed and realized as revenue subsequent to January 31, 1998. Approximately 86% of the backlog existing at January 31, 1996 was completed and recognized as revenue by January 31, 1997 with the remaining 14% expected to be completed and realized as revenue during the year ending January 31, 1998.

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

                                                                   FOR THE YEARS ENDED JANUARY 31,
                                                      1997           1996*         1995*        1994*          1993*
                                                   ------------------------------------------------------------------
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

The Company, from time to time, enters into fixed-price subcontracts which tends to reduce the risk to the Company on fixed-price contracts.

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

                                                                                           PAGE
                                                                                           ----
Report of Independent Auditors..............................................................F-1

Consolidated Balance Sheets as of January 31, 1997 and 1996.................................F-2

Consolidated Statements of Operations for the Three Years Ended
  January 31, 1997..........................................................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the Three
  Years Ended January 31, 1997..............................................................F-5

Consolidated Statements of Cash Flows for the Three Years Ended
  January 31, 1997..........................................................................F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 1997....................................................................F-7

Schedule II - Valuation and Qualifying Accounts............................................F-17

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



Date:  March 16, 1998



              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ JOHN C. REGAN                                        March 16, 1998
-------------------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)







Richard A. Bendis, Director                 By /s/ JOHN C. REGAN
                                            ------------------------------------
                                            John C. Regan, Attorney-in-Fact
                                            March 16, 1998

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






/s/ Ernst & Young LLP



Pittsburgh, Pennsylvania
March 27, 1997

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                                    JANUARY 31,
                                                                                             1997                1996*
                                                                                       -----------------------------------
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

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                                  JANUARY 31,
                                                                                          1997                  1996*
                                                                                     ------------------------------------
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

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                         1997                 1996*              1995*
                                                                    -----------------------------------------------------
CONTRACT REVENUES                                                   $  16,183,000       $   16,215,000      $  17,659,000

CONTRACT COSTS                                                         13,698,000           14,773,000         15,481,000
                                                                    -------------       --------------      -------------

GROSS MARGIN                                                            2,485,000            1,442,000          2,178,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            2,491,000            3,009,000          2,769,000
                                                                    -------------       --------------      -------------

INCOME (LOSS) FROM OPERATIONS                                              (6,000)          (1,567,000)          (591,000)

OTHER INCOME (EXPENSE):
   Gain on sale of PDG Remediation, Inc. Common Stock                           -            1,354,000                  -
   Interest expense                                                      (287,000)            (467,000)          (471,000)
   Interest income                                                          8,000               24,000             16,000
   Other income                                                           101,000                9,000             32,000
                                                                    -------------       --------------      -------------
                                                                         (178,000)             920,000           (423,000)
                                                                    -------------       --------------      -------------

(LOSS) INCOME BEFORE INCOME TAXES, DISCONTINUED
  OPERATIONS AND EXTRAORDINARY ITEM                                      (184,000)            (647,000)        (1,014,000)

INCOME TAX PROVISION                                                            -               103,000            24,000
                                                                    -------------       ---------------     -------------

LOSS BEFORE DISCONTINUED OPERATION AND EXTRAORDINARY ITEM                (184,000)            (750,000)        (1,038,000)

DISCONTINUED OPERATION:
   Income (loss) from operation, net of income tax
     of $100,000 and $39,000 in 1995 and 1994, respectively              (505,000)          (1,201,000)           896,000
   Gain (loss) on disposal                                                203,000             (500,000)                 -


EXTRAORDINARY ITEM, NET OF TAX                                                  -                    -            615,000
                                                                    -------------       --------------      -------------

NET INCOME (LOSS)                                                   $    (486,000)      $   (2,451,000)     $     473,000
                                                                    =============       ==============      ==============

UNDECLARED PREFERRED STOCK DIVIDEND REQUIREMENTS                    $      37,000       $       45,000      $           -
                                                                    =============       ==============      =============

EARNINGS (LOSS) PER COMMON SHARE
   Loss before extraordinary item and discontinued
     operation                                                      $       (0.04)      $        (0.14)     $       (0.15)
   Discontinued operation                                                   (0.05)               (0.30)              0.13
   Extraordinary item                                                           -                    -               0.09
                                                                    -------------       --------------      -------------

   Net income (loss) per share                                      $       (0.09)      $        (0.44)     $        0.07
                                                                    =============       ==============      =============

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING                                               5,913,000            5,670,000          7,157,000
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

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 1997 and 1996 are as follows:

                                                           JANUARY 31,
                                                      1997             1996
                                                   -----------------------------
Deferred tax liabilities:

     Tax over book depreciation                    $  103,000        $  117,000


Deferred tax assets:

     Accounts receivable allowance                    147,000           146,000
     Workers compensation reserve                     215,000           129,000
     Other                                             29,000            29,000
     Net operating loss carryforwards               3,097,000         3,004,000
                                                   ----------        ----------

     Total deferred tax assets                      3,488,000         3,308,000

Valuation allowance for deferred tax assets         3,385,000         3,191,000
                                                   ----------        ----------

     Net deferred tax assets                          103,000           117,000
                                                   ----------        ----------

     Net deferred tax liabilities                  $       --        $       --
                                                   ==========        ==========

Significant components of the provision for income taxes are as follows:

                                          FOR THE YEARS ENDED JANUARY 31,
                                       1997             1996           1995
                                  ----------------------------------------------
Current:

   Federal                        $         --        $     --        $    --
   State                                    --              --         24,000
                                  ------------        --------        -------

   Total current                            --              --         24,000

Deferred:

   Federal                                  --         103,000             --
   State                                    --              --        $    --
                                  ------------        --------        -------


   Total deferred                           --         103,000        $    --
                                  ------------        --------        -------

Total income tax provision        $         --        $103,000        $24,000
                                  ============        ========        =======

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                               FOR THE YEARS ENDED JANUARY 31,
                                                          1997             1996              1995
                                                       ----------------------------------------------
Tax at statutory rate                                  $ (63,000)        $(220,000)        $(345,000)
State income taxes, net of federal tax benefit                --                --            41,000
Limitation on utilization of net operating loss           63,000           220,000           276,000
Goodwill                                                      --                --            18,000
Other                                                         --           103,000            34,000
                                                       ---------         ---------         ---------

                                                       $      --         $ 103,000         $  24,000
                                                       =========         =========         =========

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

                                                                            OPTION
                                                       NUMBER OF          PRICE RANGE
                                                         SHARES            PER SHARE
                                                      ---------------------------------
OUTSTANDING AT JANUARY 31, 1994                          287,500         $0.60 - $6.00

Exercised                                                 (5,500)                $0.60
Cancelled-Reusable                                       (18,000)        $1.63 - $6.00
                                                      ----------

OUTSTANDING AT JANUARY 31, 1995                          264,000         $0.60 - $2.94

Granted                                                   11,000                 $0.75
Cancelled - Reusable                                     (46,998)        $1.63 - $2.94
                                                      ----------

OUTSTANDING AT JANUARY 31, 1996                          228,002         $0.60 - $2.94

Granted                                                1,285,000                 $0.36
Cancelled - Reusable                                    (253,335)        $0.36 - $2.94
                                                      ----------

OUTSTANDING AT JANUARY 31, 1997                        1,259,667         $0.36 - $1.91
                                                      ==========

EXERCISABLE AT JANUARY 31, 1997                          557,999         $0.60 - $2.94
                                                      ==========

RESERVED FOR FUTURE GRANTS AT JANUARY 31, 1997           197,085
                                                      ==========

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

                                                                               OPTION
                                                        NUMBER OF            PRICE RANGE
                                                          SHARES              PER SHARE
                                                      ------------------------------------

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

NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

The Company had the following results by quarter:

                                                  FIRST           SECOND          THIRD         FOURTH
                                                 QUARTER         QUARTER         QUARTER        QUARTER       YEAR
                                                 -------         -------         -------        -------       ----
YEAR ENDING JANUARY 31, 1997

Revenues                                       $ 3,810,000   $  3,715,000    $ 4,023,000    $ 4,635,000    $16,183,000
Gross margin                                       321,000        513,000        718,000        933,000      2,485,000

Net income (loss) before discontinued
     operations                                   (426,000)       (88,000)        51,000        279,000       (184,000)
Net income (loss)                                 (679,000)      (128,000)        42,000        279,000       (486,000)

Earnings per share before discontinued
     operations                                      (0.09)         (0.01)          0.01           0.05          (0.04)

Earnings per share                             $     (0.12)  $      (0.02)   $      0.01    $      0.05    $     (0.09)



YEAR ENDING JANUARY 31, 1996

Revenues                                       $ 2,878,000   $  5,108,000    $ 5,269,000    $ 2,960,000    $16,215,000
Gross margin                                       286,000        857,000        580,000       (281,000)     1,442,000

Net income (loss) before discontinued operations   666,000*        94,000       (292,000)    (1,218,000)      (750,000)
Net income (loss)                                  614,000*      (299,000)      (584,000)    (2,182,000)    (2,451,000)

Earnings per share before discontinued operations     0.11           0.01          (0.05)         (0.21)         (0.14)

Earnings per share                             $      0.11   $      (0.06)   $     (0.10)   $     (0.38)   $     (0.44)


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




(1) Uncollectible accounts written off, net of recoveries.