Form 10-K405
period 1998-01-31
PDG ENVIRONMENTAL INC
filed 1998-04-09
CIK 771485

                                                                     (Conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

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
The aggregate market value of the voting stock held by non-affiliates of the registrant was $10,893,812 as of April 2, 1998, computed on the basis of the average of the bid and asked prices on such date.

As of April 2, 1998 there were 6,484,412 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

(a) DEVELOPMENT OF THE BUSINESS

PDG Environmental, Inc., the registrant, is a holding company which, through its wholly-owned operating subsidiaries and a joint venture, is engaged primarily in providing asbestos abatement services to the private and public sectors.

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

On July 20, 1994, PDG Remediation, Inc., now known as ICHOR Corporation, ("ICHOR") was incorporated under the laws of the Commonwealth of Pennsylvania as a wholly-owned subsidiary of the registrant. The registrant's environmental remediation services business was merged into ICHOR effective October 20, 1994 in order to separate this business segment from the registrant's other business segments and facilitate an initial public offering of ICHOR common stock. On February 9, 1995, ICHOR sold 1,000,000 shares of its common stock and 1,000,000 redeemable warrants to purchase an additional 1,000,000 shares of common stock to the public. Of the shares of common stock sold, 600,000 were offered by ICHOR and 400,000 were offered by the registrant, thereby reducing the registrant's ownership in ICHOR to approximately 60%.

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

In December 1997, the Corporation and Philip Environmental Services Corporation ("Philip") formed a limited partnership, PDG/Philip, L.P. ("Venture"). The Corporation is both a general and limited partner of the Venture and holds a 60% ownership share. The Venture is performing a $12 million asbestos abatement contract which is expected to be completed by the end of the second quarter of fiscal 1999.

(b) DESCRIPTION OF THE BUSINESS

                     ASBESTOS ABATEMENT CONTRACTING BUSINESS

OVERVIEW

The registrant, through its wholly-owned subsidiaries and joint venture interest, provides asbestos abatement contracting services to the public and private sectors. The asbestos abatement industry has developed due to increased public awareness in the early 1970's of the health risks associated with asbestos, which was extensively used in building construction.

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

The registrant's asbestos abatement operations have been generally concentrated in the northeastern, mid-atlantic, southeastern and southwestern portions of the United States. The majority of the registrant's national marketing efforts are performed by members of senior management located in the headquarters facility in Monroeville, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in New York City, New York; Hazleton and Export, Pennsylvania; Atlanta, Georgia; Fort Lauderdale, Florida; Houston, Texas; Phoenix, Arizona and Rock Hill, South Carolina. Since the registrant and its subsidiaries are able to perform asbestos abatement work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts.

SUPPLIERS AND CUSTOMERS

The registrant purchases the equipment and supplies used in the asbestos abatement business from a number of manufacturers. One of these manufacturers (Aramsco, Inc.) accounted for 31% of the registrant's asbestos abatement purchases in fiscal 1998. The items purchased are made from the vendor's available stock and are not covered by a formalized agreement.

The customers of the registrant's asbestos abatement business include both private sector clients and government or publicly funded entities. In fiscal 1998, the registrant estimates that approximately 65% of its operating subsidiaries' revenues were derived from private sector clients, 30% from government contracts and 5% from schools. Due to the nature of the registrant's business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For the year ended January 31, 1998, one customer, the U.S. Army, accounted for 11.4% of the registrant's consolidated revenues for that year.

LICENSES

The registrant, through its operating subsidiaries, is licensed and/or certified in all jurisdictions where required in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies as asbestos abatement supervisors and workers.

INSURANCE AND BONDS

The registrant and its operating subsidiaries maintain liability insurance for claims arising from its asbestos abatement business. The policy, which provides a $2.0 million limit per claim and in the aggregate, insures against both property damage and bodily injury arising from the asbestos abatement contracting activities of the registrant's operating subsidiaries. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits of up to $10.0 million are available for individual projects. The registrant also provides worker's compensation insurance, at statutory limits, which covers the employees of the registrant's operating subsidiaries engaged in asbestos removal or encapsulation activities.

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

Current EPA regulations establish procedures for controlling the emission of asbestos fibers into the environment during removal, transportation or disposal of ACM. The EPA also has notification requirements before removal operations can begin. Many state authorities and local jurisdictions have implemented similar programs governing removal, handling and disposal of ACM.

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

BACKLOG

The registrant and its operating subsidiaries had asbestos abatement backlog orders totaling approximately $27.6 million and $14.4 million at January 31, 1998 and 1997, respectively. The backlog at January 31, 1998 consisted of $17.7 million of uncompleted work on fixed fee contracts and an estimated $9.9 million of work on time and materials or unit price contracts. The backlog at January 31, 1997 consisted of $9.2 million of uncompleted work on fixed fee contracts and an estimated $5.2 million of work to be completed on time and materials or unit price contracts. The Company, from time to time, enters into fixed-price subcontracts which tends to reduce the risk to the Company on fixed-price contracts.

The backlog represents the portion of contracts which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. The Company is currently working on virtually all of the contracts in its January 31, 1998 backlog and anticipates that approximately 80% of this backlog will be completed and realized as revenue by January 31, 1999 in accordance with the terms of the applicable contracts between the registrant and the owners of these properties. The remaining 20% is expected to be completed and realized as revenue subsequent to January 31, 1999. Approximately 85% of the backlog existing at January 31, 1997 was completed and recognized as revenue by January 31, 1998 with the remaining 15% expected to be completed and realized as revenue during the year ending January 31, 1999.


                                    EMPLOYEES
                                    ---------

As of January 31, 1998, the registrant employs approximately 80 employees consisting of senior management and staff employees between its headquarters in Monroeville and branch offices located in New York City, Hazleton, Export, Atlanta, Fort Lauderdale, Houston, Phoenix and Rock Hill. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. The registrant also employs laborers for field operations based upon specific projects; therefore, the precise number varies based upon the outstanding backlog. Approximately 155 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the field laborers who provide services to the registrant are represented by a number of different unions. In every case, the Company is a member of a multi-employer plan. Management considers its employee labor relations to be good.

ITEM 2. PROPERTIES

As of January 31, 1998, the registrant leases certain office space for its executive offices in Monroeville totaling 3,500 square feet. In addition, a combination of warehouse or shop and office space is leased in Houston (3,990 square feet), Atlanta (250 square feet), Hazleton (1,800 square feet), Fort Lauderdale (3,800 square feet), Rock Hill (4,943 square feet), Phoenix (2,400 square feet) and New York City (3,800 square feet).

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

By letter dated December 5, 1995, the plaintiff requested a pre-motion conference on a motion for class certification. By letter dated December 6, 1995, the underwriter's counsel requested a pre-motion conference on a motion to dismiss the complaint. In December 1995, the underwriter defendants filed a notice of motion to dismiss and a memorandum of law in support of the motion. The motion to dismiss was denied in September 1996. The parties have negotiated a stipulation concerning class certification, and the court has certified a class. The notice of class certification was sent to potential class members in August 1997.

The action is still in the discovery stage. Discovery is scheduled to close on July 31, 1998.

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

                                                                        MARKET PRICE RANGE
                                                           FISCAL 1998                      FISCAL 1997
                                                           -----------                      -----------

                                                       HIGH            LOW             HIGH             LOW
                                                       ----            ---             ----             ---
            First Quarter                          $   0.81         $  0.42         $  0.63         $   0.31
            Second Quarter                             0.87            0.56            1.00             0.31
            Third Quarter                              1.12            0.71            0.83             0.31
            Fourth Quarter                             2.18            1.06            0.47             0.25

At April 2, 1998, the registrant had 2,191 stockholders of record.

The registrant has not historically declared or paid dividends with respect to its common stock and has no intention to pay dividends in the foreseeable future. The registrant's ability to pay preferred and common dividends is prohibited due to limitations imposed by the registrant's Series A Preferred Stock which require that dividends must be paid to holders of preferred stock prior to the payment of dividends to holders of common stock.

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the registrant for the five fiscal years ended January 31, 1998.

                                                                   FOR THE YEARS ENDED JANUARY 31,
                                                     1998           1997          1996           1995          1994
                                                    ---------------------------------------------------------------
                                                                   (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA
Contract revenues                                   $24,610        $16,183        $16,215      $17,659      $16,310
Gross margin                                          4,319          2,485          1,442        2,178        1,810
Income (loss) from operations                         1,530             (6)        (1,567)        (591)      (1,363)
Other income (expense)                                 (168)          (178)           920         (423)        (302)
Income (loss) from continuing operations              1,240           (184)          (750)      (1,038)      (1,651)
Income (loss) from discontinued operations                -           (302)        (1,701)         896          206
Net income (loss)                                     1,240           (486)        (2,451)         473       (1,445)

COMMON SHARE DATA
Net income (loss) from continuing
  operations per common share:
    Basic                                              0.20          (0.04)         (0.14)       (0.20)      (0.67)
    Diluted                                            0.17          (0.04)         (0.14)       (0.20)      (0.67)
Net income (loss) per common share:
    Basic                                              0.20          (0.09)         (0.44)        0.08       (0.61)
    Diluted                                            0.17          (0.09)         (0.44)        0.08       (0.61)

Weighted average common shares outstanding            6,060          5,913          5,670        7,157       3,267

BALANCE SHEET DATA
Working capital                                     $ 2,794        $   409        $ 3,110      $ 3,177     $ 3,427
Total assets                                         10,337          6,165          7,564        9,690       7,904
Long-term obligations                                 1,768            372          2,766          510       1,735
Total stockholders' equity                            2,265            762          1,218        3,609       3,049


The earnings per share amounts prior to fiscal 1998 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see Note 14 to the Consolidated Financial Statements.

The years ended January 31, 1997, 1996, 1995 and 1994 include gain (loss) from discontinued operations of ($0.3 million), ($1.7 million), $0.9 million and $0.2 million respectively; ($0.05), ($0.30), $0.13 and $0.06 per common share respectively. For the year ended January 31, 1996, other income includes a gain of $1.4 million on the sale of 40.5% of its investment in PDGR.

The year ended January 31, 1995 includes an extraordinary item related to the early extinguishment of debt totaling $0.6 million ($0.09 per common share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The registrant, through its operating subsidiaries, provides asbestos abatement services to the public and private sectors.

The following paragraphs are intended to highlight key operating trends and developments in the registrant's operations and to identify other factors affecting the Company's consolidated results of operations for the three years ended January 31, 1998.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 1998 COMPARED TO YEAR ENDED JANUARY 31, 1997

Consolidated revenues reported by the registrant increased to $24.6 million for the year ended January 31, 1998 (fiscal 1998) compared to $16.2 million for the year ended January 31, 1997 (fiscal 1997). The fiscal 1998 increase was primarily attributable to increased bidding opportunities and contract awards.

Contract costs increased to $20.3 million in fiscal 1998 compared to $13.7 million in fiscal 1997 and resulted in reported gross margins of $4.3 million and $2.5 million, respectively in each fiscal year. The higher margins experienced in fiscal 1998 resulted from increased contract revenue and higher project margins.

The registrant's selling, general and administrative expenses increased by 12% between the two fiscal years to $2.8 million in fiscal 1998 compared to $2.5 million in fiscal 1997. The increase between the two fiscal years principally related to employee bonuses and the operating costs associated with the two additional branch offices in operation in fiscal 1998.

The factors discussed above resulted in the registrant reporting income from operations of $1.5 million in fiscal 1998 compared to loss from operations of $0.01 million in fiscal 1997.

Interest expense decreased to $0.2 million from $0.3 million due to decreased average borrowings during fiscal 1998. Interest income increased to $16,000 for the year ended January 31, 1998 compared to $8,000 for the previous fiscal year due to higher invested cash balances at certain periods throughout the year. Other income decreased to $36,000 from $101,000 in 1997 due to a number of non-recurring items included in the fiscal 1997 amounts including proceeds from a casualty loss, rental of excess equipment and the sale of fixed assets.

As a result of net operating loss carryforwards for book purposes, there was no federal income tax provision in fiscal 1998. A $20,000 state income tax provision was made. No income tax provision was made in fiscal 1997 due to a net operating loss in fiscal 1997.

The loss from discontinued operations in fiscal 1997 was due to the registrant recording its 59.5% ownership share of ICHOR up to July 31, 1996 at which time, the registrant sold its remaining interest in ICHOR to Drummond resulting in a $0.2 million gain.

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

Selling, general and administrative expenses decreased in fiscal 1997 to $2.5 million compared to $3.0 million in fiscal 1996 due to significant cost-saving measures adopted early in fiscal 1997. The cost-savings measures included the closure of two branch offices, the resignation of the President of the registrant, employee layoffs and general cost containment.

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

Other income in fiscal 1997 totaled approximately $101,000 versus $9,000 in fiscal 1996. Significant components of other income were the proceeds from a casualty loss, rental of excess equipment and the sale of fixed assets. During the year ended

January 31, 1996, the registrant reported a gain of $1.4 million from the initial public offering of common stock and warrants by ICHOR since the basis of the registrant's investment was lower than the proceeds realized from the initial public offering. As a result of the sale, the registrant's ownership percentage in ICHOR was reduced to 59.5%.

As a result of a net operating loss for book purposes, the registrant had no federal tax provision. During fiscal 1996, the registrant recorded a deferred income tax provision of $103,000.

The registrant recorded its 59.5% interest in the losses of ICHOR resulting in a $0.5 million and $1.2 million loss from discontinued operations for fiscal 1997 and 1996, respectively. The sale of the remaining ICHOR shares to Drummond on July 31, 1996 resulted in a $0.2 million gain. The $0.5 million loss on disposal in fiscal 1996 represented the registrant's 59.5% share of the loss resulting from the sale of ICHOR's thermal treatment facility in Florida.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 1998

During fiscal 1998, the registrant experienced an increase in liquidity of $0.5 million as cash and short-term investments increased from $0.4 million at January 31, 1997 to $0.9 million at January 31, 1998. The increase in liquidity in fiscal 1998 was attributable to cash inflows of $1.0 million from operating activities partially offset by $0.6 million of cash utilized by investing activities.

Specifically, cash inflows from operating activities were generated by net income of $1.2 million, depreciation and amortization of $0.4 million, a $1.8 million increase in accounts payable, a $0.3 increase in other current assets, a $0.2 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and a $0.1 million increase in accrued liabilities. Cash outflows related to operating activities included a $3.1 million increase in accounts receivable and a $0.1 million increase in costs and estimated earnings in excess of billings on uncompleted contracts. The increases in accounts receivable and accounts payable are attributable to the significant (52%) increase in revenues from fiscal 1997 to fiscal 1998.

The $0.04 million of cash flows from financing activities during fiscal 1998 included $1.8 million of proceeds generated from the issuance of new debt including the refinancing of all Drummond debt ($1.8 million outstanding under a line of credit and a term loan at January 31, 1997) with a $0.4 million mortgage loan with a seven-year term, a $0.5 million five-year equipment loan and a $1.5 million maximum three-year line of credit facility. Additional funds of $0.2 million were generated from the exercise of 470,000 stock options and warrants. These cash flows were wholly offset by the repayment of the aforementioned debt due Drummond which was refinanced and monthly payments on the new debt instruments.

The registrant's investing activities of $0.6 million were due to the purchase of property, plant and equipment, including the acquisition of the fixed assets of American Environmental Abatement Corporation located in Phoenix, Arizona.

The registrant maintains a $1.5 million revolving line of credit collateralized by eligible accounts receivable with an August 2000 maturity and a $0.5 million equipment note with an August 2002 maturity. At January 31, 1998, there was $917,000 borrowed on the line of credit. Both the revolving line of credit and the equipment note are at an interest rate of prime plus 3.5%. Additionally, the registrant's Export real estate is collateral for a $375,000 seven-year mortgage loan at an interest rate of 9.5% for the first four years of the loan with interest reset at 3.25% above the five-year treasury bill rate for the remaining three-year term of the mortgage loan.

The registrant believes that it has adequate liquidity to fund its current and future operations.

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

During fiscal 1996, the registrant entered into two agreements guaranteeing ICHOR accounts receivable financed by Sirrom Environmental Funding, LLC ("Sirrom"). At January 31, 1997, the balance guaranteed by the registrant under the two agreements was approximately $3 million. Subsequent to January 31, 1997, ICHOR's customer has made significant payments reducing the amount of the registrant's guarantee to approximately $300,000. It is expected that the remaining outstanding receivables covered by the guarantee will be paid by ICHOR's customer during the first half of Fiscal 1999, eliminating the registrant remaining guarantee.

The registrant, from time to time, enters into fixed-price subcontracts which tends to reduce the risk to the Company of fixed-price contracts.

PROSPECTIVE INFORMATION

The registrant has been named in a purported class action suit involving the purchase by all persons and entities of ICHOR's common stock from February 9, 1995 through May 23, 1995. The action alleges that the defendants violated certain federal securities laws. (See "Item 3 - Legal Proceedings" for a description of this litigation.)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the two most recent fiscal years of the registrant, there were no disagreements with the independent auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement would have caused the auditors to make reference to the subject matter of the disagreement or disagreements in connection with their reports.

                                    PART III

The information called for by Part III (Items #10, 11, 12 and 13) is incorporated herein by references to the registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) AND (2) The following consolidated financial statements and financial statement schedule of the registrant and its subsidiaries are submitted pursuant to the requirements of this section.

                                                                            PAGE
                                                                            ----

Report of Independent Auditors...............................................F-1

Consolidated Balance Sheets as of January 31, 1998 and 1997..................F-2

Consolidated Statements of Operations for the Three Years Ended
  January 31, 1998...........................................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the Three
  Years Ended January 31, 1998...............................................F-5

Consolidated Statements of Cash Flows for the Three Years Ended
  January 31, 1998...........................................................F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 1998.....................................................F-7

Schedule II - Valuation and Qualifying Accounts.............................F-18

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

3.4           Agreement of Limited Partnership of PDG/Philip, L.P. dated December
              1997 between PDG, Inc., PDG Environmental, Inc. and Philip
              Environmental Services Corporation.


                                                                                                                PAGES
                                                                                                            OF SEQUENTIAL
                                           EXHIBIT INDEX                                                   NUMBERING SYSTEM
                                           -------------                                                   ----------------
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

4.5           Security Agreement dated August 19, 1997 between Finova Capital
              Corporation and PDG Environmental, Inc., PDG, Inc., Project
              Development Group, Inc. and Enviro-Tech Abatement Services Co.,
              filed as Exhibit 4(a) of the PDG Environmental, Inc. Quarterly Report
              on Form 10-QSB for the quarter ended July 31, 1997, is incorporated herein by reference.

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

                                                                                                                PAGES
                                                                                                            OF SEQUENTIAL
                                           EXHIBIT INDEX                                                   NUMBERING SYSTEM
                                           -------------                                                   ----------------
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

10.11         Professional Consulting Agreement dated June 14, 1996 between Len
              Turano and PDG Environmental, Inc. filed as Exhibit 10(a) of the
              PDG Environmental, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 1996, is incorporated herein by reference.

10.12         Security Agreement dated August 19, 1997 between Finova Capital
              Corporation and PDG Environmental, Inc., PDG, Inc., Project
              Development Group, Inc. and Enviro-Tech Abatement Services Co.
              filed as Exhibit 4(a) of the PDG Environmental, Inc. Quarterly
              Report on Form 10-QSB for the quarter ended July 31, 1997, is incorporated herein by reference (as it appears at 4.5).

21            List of subsidiaries of the registrant.

23            Consent of independent auditors.

24            Power of attorney of directors.

27            Financial data schedule.

(b)           REPORTS ON FORM 8-K

              The registrant did not file any Current Reports on Form 8-K during the three months ended January 31, 1998.

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



Date:  April 8, 1998



              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ JOHN C. REGAN                                               April 8, 1998
-------------------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)







Richard A. Bendis, Director             By /s/ JOHN C. REGAN
                                        ----------------------------------------
                                        John C. Regan, Attorney-in-Fact
                                        April 8, 1998




Edgar Berkey, Director                  By /s/ JOHN C. REGAN
                                        ----------------------------------------
                                        John C. Regan, Attorney-in-Fact
                                        April 8, 1998



Edwin J. Kilpela, Director              By /s/ JOHN C. REGAN
                                        ----------------------------------------
                                        John C. Regan, Attorney-in-Fact
                                        April 8, 1998

                             PDG ENVIRONMENTAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                            ITEMS 8, 14(a)(1) AND (2)
                        FINANCIAL STATEMENTS & SCHEDULES

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PDG Environmental, Inc.


We have audited the accompanying consolidated balance sheets of PDG Environmental, Inc. (the "Corporation") as of January 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. at January 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






/s/ Ernst & Young LLP



Pittsburgh, Pennsylvania
March 26, 1998

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                                 JANUARY 31,
                                                                                            1998            1997
                                                                                        ---------------------------
ASSETS

CURRENT ASSETS
   Cash and short-term investments                                                      $   892,000      $  429,000
   Accounts receivable, less allowance of $48,000 and
      $47,000 in 1998 and 1997, respectively                                              6,751,000       3,708,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                                 725,000         614,000
   Inventories                                                                              202,000         182,000
   Notes receivable from officers                                                           132,000         132,000
   Prepaid income taxes                                                                     165,000         182,000
   Other current assets                                                                     129,000         193,000
                                                                                        -----------      ----------


TOTAL CURRENT ASSETS                                                                      8,996,000       5,440,000

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                      42,000          42,000
   Leasehold improvements                                                                    55,000          55,000
   Furniture and fixtures                                                                   136,000         130,000
   Vehicles                                                                                 470,000         361,000
   Equipment                                                                              3,455,000       3,015,000
   Buildings                                                                                369,000         369,000
                                                                                        -----------      ----------

                                                                                          4,527,000       3,972,000
   Less: accumulated depreciation                                                         3,558,000       3,284,000
                                                                                        -----------      ----------

                                                                                            969,000         688,000

OTHER ASSETS                                                                                372,000          37,000
                                                                                        -----------      ----------

TOTAL ASSETS                                                                            $10,337,000      $6,165,000
                                                                                        ===========      ==========















See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                              JANUARY 31,
                                                                                          1998           1997
                                                                                       ---------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                    $ 3,746,000      $1,699,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                                842,000         635,000
   Accrued liabilities                                                                   1,416,000       1,212,000
   Current portion of long-term debt                                                       198,000       1,485,000
                                                                                       -----------      ----------

TOTAL CURRENT LIABILITIES                                                                6,202,000       5,031,000

OTHER LONG-TERM LIABILITIES                                                                140,000              --

LONG-TERM DEBT                                                                           1,628,000         372,000

MINORITY INTEREST                                                                          102,000              --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Cumulative convertible Series A preferred stock, (2%) $0.01 par value,
       5,000,000 shares authorized and 167,338 and 185,925 issued and outstanding shares at January 31, 1998 and 1997, respectively
       (liquidation preference of $1,673,380 and $1,859,250 respectively)                  400,000         444,000
   Common stock, $0.02 par value, 30,000,000 shares authorized and
       6,474,412 shares and 5,923,868 shares issued and outstanding
       at January 31, 1998 and 1997, respectively                                          130,000         118,000
   Paid-in capital                                                                       4,571,000       4,260,000
                                                                                       -----------      ----------
                                                                                         5,101,000       4,378,000

   (Deficit) retained earnings                                                          (2,836,000)     (4,060,000)
                                                                                       -----------      ----------

TOTAL STOCKHOLDERS' EQUITY                                                               2,265,000         762,000
                                                                                       -----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $10,337,000      $6,165,000
                                                                                       ===========      ==========














See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                         1998                  1997              1996
                                                                    -----------------------------------------------------
CONTRACT REVENUES                                                     $24,610,000          $16,183,000        $16,215,000

CONTRACT COSTS                                                         20,291,000           13,698,000         14,773,000
                                                                      -----------          -----------        -----------

GROSS MARGIN                                                            4,319,000            2,485,000          1,442,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                            2,789,000            2,491,000          3,009,000
                                                                      -----------          -----------        -----------

INCOME (LOSS) FROM OPERATIONS                                           1,530,000               (6,000)        (1,567,000)

OTHER INCOME (EXPENSE):
   Gain on sale of PDG Remediation, Inc. Common Stock                           -                    -          1,354,000
   Interest expense                                                      (220,000)            (287,000)          (467,000)
   Interest income                                                         16,000                8,000             24,000
   Other income                                                            36,000              101,000              9,000
                                                                      -----------          -----------        -----------
                                                                         (168,000)            (178,000)           920,000
                                                                      -----------          -----------        -----------

INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED
  OPERATIONS                                                            1,362,000             (184,000)          (647,000)

INCOME TAX PROVISION                                                      (20,000)                   -           (103,000)

MINORITY INTEREST                                                        (102,000)                   -                  -
                                                                      -----------          -----------        -----------

INCOME LOSS BEFORE DISCONTINUED OPERATION                               1,240,000             (184,000)          (750,000)

DISCONTINUED OPERATION:
   Income (loss) from operation                                                 -             (505,000)        (1,201,000)
   Gain (loss) on disposal                                                      -              203,000           (500,000)
                                                                      -----------          -----------        -----------
                                                                                -             (302,000)        (1,701,000)
                                                                      -----------          -----------        -----------


NET INCOME (LOSS)                                                     $ 1,240,000          $  (486,000)       $(2,451,000)
                                                                      ===========          ===========        ===========

UNDECLARED PREFERRED STOCK DIVIDEND REQUIREMENTS                      $         -          $    37,000        $    45,000
                                                                      ===========          ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
   Income (loss) before extraordinary item and discontinued
     operation                                                        $      0.20          $     (0.04)       $     (0.14)
   Discontinued operation                                                       -                (0.05)             (0.30)
                                                                      -----------          -----------        -----------

   Net income (loss) per share                                        $      0.20          $     (0.09)       $     (0.44)
                                                                      ===========          ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE - DILUTIVE
   Income (loss) before discontinued operations                       $      0.17          $     (0.04)       $     (0.14)
   Discontinued Operations                                                      -                (0.05)             (0.30)
                                                                      -----------          -----------        -----------
   Net income (loss) per share                                        $      0.17          $     (0.09)       $     (0.44)
                                                                      ===========          ===========        ===========

AVERAGE COMMON SHARES OUTSTANDING                                       6,060,000            5,913,000          5,670,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING                   1,160,000               59,000             36,000
                                                                      -----------          -----------        -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING                                               7,220,000            5,972,000          5,706,000
                                                                      ===========          ===========        ===========




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.


                                                    PREFERRED                             (DEFICIT)        TOTAL
                                                      STOCK       COMMON       PAID-IN     RETAINED     STOCKHOLDERS'
                                                     SERIES A     STOCK        CAPITAL     EARNINGS        EQUITY
                                                     --------     -----        -------     --------        ------
BALANCE AT JANUARY 31, 1995                          562,000     109,000     3,866,000      (928,000)     3,609,000

Conversion of 49,047 shares of
    cumulative convertible 2%
    preferred stock into 204,902
    shares of common stock                          (118,000)      4,000       134,000       (20,000)             -

Issuance of 1,000,000 warrants by PDGR                                          60,000                       60,000

Issuance of 280,071 shares of
    common stock to reflect declaration
    of 1/3 of the common stock rights                              5,000       170,000      (175,000)             -

Net loss                                                                                  (2,451,000)    (2,451,000)
                                                   ----------  ----------    ----------  ------------    ----------

BALANCE AT JANUARY 31, 1996                          444,000     118,000     4,230,000    (3,574,000)     1,218,000

Issuance of 150,000 warrants                                                    24,000                       24,000

Issuance of 15,000 shares                                                        6,000                        6,000

Net loss                                                                                    (486,000)      (486,000)
                                                   ----------  ----------    ----------  ------------    ----------

BALANCE AT JANUARY 31, 1997                          444,000     118,000     4,260,000    (4,060,000)       762,000


Conversion of 18,587 shares of
    cumulative convertible 2%
    preferred stock into 80,544
    shares of common stock                           (44,000)      2,000        58,000       (16,000)             -

Issuance of 150,000 warrants                                                    71,000                       71,000

Issuance of 170,000 shares under
   Employee Incentive Stock Option Plan                            4,000        57,000                       61,000

Exercise of stock warrants for 300,000
  shares of common stock                                           6,000       125,000                      131,000

Net Income                                                                                 1,240,000      1,240,000
                                                   ----------  ----------    ----------  ------------    ----------

BALANCE AT JANUARY 31, 1998                        $ 400,000   $ 130,000    $4,571,000   $(2,836,000)    $2,265,000
                                                   ==========  ==========   ===========  ============    ==========








See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PDG ENVIRONMENTAL, INC.

                                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                                           1998                 1997              1996
                                                                       ---------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $1,240,000           $ (486,000)       $(2,451,000)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Depreciation and amortization                                          389,000              367,000            525,000
   Minority interest                                                      102,000                    -                  -
   Gain on sale of PDG Remediation, Inc. common stock                           -             (203,000)        (1,354,000)
   Other                                                                   64,000                3,000            (33,000)

CHANGES IN CURRENT ASSETS AND LIABILITIES OTHER THAN CASH:
   Accounts receivable                                                 (3,091,000)            (490,000)           147,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                              (111,000)              56,000            163,000
   Inventories                                                            (20,000)              (1,000)            35,000
   Prepaid income taxes                                                    17,000                1,000            110,000
   Other current assets                                                   324,000              612,000            142,000
   Accounts payable                                                     1,764,000             (241,000)          (413,000)
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                               207,000               28,000             (4,000)
   Net assets of discontinued operations                                        -              489,000          2,171,000
   Accrued liabilities                                                    134,000               95,000            158,000
   Other                                                                   (7,000)             (63,000)            25,000
                                                                       ----------           ----------         ----------

TOTAL ADJUSTMENTS                                                        (783,000)             486,000          2,534,000
                                                                       ----------           ----------         ----------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            1,012,000              167,000           (779,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                             (593,000)            (135,000)          (346,000)
   Proceeds from sale of property, plant and equipment                      1,000                3,000                  -
                                                                       ----------           ----------         ----------

NET CASH USED BY INVESTING ACTIVITIES                                    (592,000)            (132,000)          (346,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                   1,758,000              286,000             20,000
   Proceeds from exercise of stock options and warrants                   192,000                    -                  -
   Proceeds on sale of PDG Remediation, Inc. common stock                       -            1,206,000          1,435,000
   Principal payments on debt                                          (1,907,000)          (1,371,000)          (730,000)
                                                                       ----------           ----------         ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                  43,000              121,000            725,000
                                                                       ----------           ----------         ----------

Net increase (decrease) in cash and short-term investments                463,000              156,000           (400,000)
Cash and short-term investments, beginning of year                        429,000              273,000            673,000
                                                                       ----------           ----------         ----------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                           $  892,000           $  429,000         $  273,000
                                                                       ==========           ==========         ==========





See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 1998


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

Effective July 20, 1994, the Corporation formed a new subsidiary, PDG Remediation, Inc., now known as ICHOR Corporation ("PDGR"). The Corporation's environmental remediation services business was merged into PDGR effective October 20, 1994. PDGR operated as a wholly-owned subsidiary of the Corporation until February 9, 1995, at which time, the Corporation sold approximately 40.5% of its interest in PDGR to the public. The sale consisted of 1,000,000 shares of PDGR common stock (at $5.00 per share) and 1,000,000 redeemable warrants to purchase an additional 1,000,000 shares of PDGR common stock (at $0.10 per warrant). The Corporation sold 400,000 of its PDGR common shares as part of the offering and received net proceeds of approximately $1,400,000. PDGR sold 600,000 newly issued common shares plus 1,000,000 redeemable warrants and received net proceeds of approximately $2,300,000. The Corporation recognized a pre-tax gain of $1,354,000 on the transaction. The redeemable warrants entitle the holder to purchase one share of common stock at an exercise price of $6.00 per share. The redeemable warrants may be exercised at any time and expire on February 9, 2000.


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

In December 1997, the Corporation and Philip Environmental Services Corporation ("Philip") formed a limited partnership, PDG/Philip, L.P. ("Venture"). The Corporation is both a general and limited partner of the Venture and holds a 60% ownership share. The Venture is performing a $12 million asbestos abatement contract which is expected to be completed by the end of the second quarter of fiscal 1999.

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

The results of the Venture, in which the Corporation holds a 60% interest, are also consolidated since the Corporation is the majority owner of the Venture and exercises day-to-day operating control. Philip's portion of the Venture is reflected as minority interest.

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

Contract costs include direct labor and material costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, depreciation, repairs and insurance. Selling, general and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

CASH AND SHORT-TERM INVESTMENTS:

Cash and short-term investments consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. At January 31, 1997, cash and short-term investments included two certificates of deposit totaling $75,000, which secure underlying letters of credit and cash held in escrow totaling $75,000. The certificates of deposit were released during fiscal 1998.

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

EARNINGS PER SHARE:

In 1997, the Financial Accounting Standards Board issued Statement ("SFAS") No. 128, Earnings per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

NOTE 3 - DISCONTINUED OPERATION

On May 1, 1996, the Corporation made the decision to divest its remaining 59.5% interest in PDGR. The loss from discontinued operations in the Statement of Consolidated Operations represents the Corporation's 59.5% portion of PDGR's loss during fiscal 1997 and 1996. No corporate interest expense has been allocated for the discontinued operations of PDGE.

During the six-month period ending July 31, 1996, PDGR had revenues of $2.5 million. Revenues of PDGR were $4.8 million in fiscal year 1996. See Note 7 for a discussion of the sale of PDGR.

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

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 1998 and 1997 include $397,000 and $220,000, respectively, of retainage receivables. For the year ended January 31, 1998, one customer, the U.S. Army, accounted for 11.4% of the Corporation's consolidated revenues for that year. For the year ended January 31, 1997, no single customer contributed to 10% or more of the Corporation's consolidated revenues.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when necessary, requests collateral to secure the performance of services.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:


                                                              JANUARY 31,
                                                           1998          1997
                                                       -------------------------

Revenues earned on uncompleted contracts               $18,428,000   $8,968,000
Less:  billings to date                                 18,545,000    8,989,000
                                                       ----------- -------------

Net Over Billings                                      $  (117,000)  $  (21,000)
                                                       ===========   ==========


Included in the accompanying consolidated balance sheets under the following captions:
                                                              JANUARY 31,
                                                           1998         1997
                                                        -----------------------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                $  725,000    $ 614,000

Billings in excess of costs and estimated earnings on
   uncompleted contracts                                  (842,000)    (635,000)
                                                        ----------    ---------

Net Over Billings                                        $(117,000)   $ (21,000)
                                                        ==========    =========



Costs and estimated earnings in excess of billings on uncompleted contracts at January 31, 1997 include approximately $470,000 related to contracts where the customers are disputing the related scope. The majority of this amount was received by the Company during the fiscal year ending January 31, 1998.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                                                     JANUARY 31,
                                                                                                 1998        1997
                                                                                             -----------------------
Worker's compensation                                                                        $  430,000   $  524,000
Wages                                                                                           260,000            -
Withheld and accrued taxes                                                                      235,000      226,000
Accrued fringe benefits                                                                         273,000      181,000
Accrued insurance                                                                                 4,000      113,000
Other                                                                                           214,000      168,000
                                                                                             ----------      -------

Total Accrued Liabilities                                                                    $1,416,000   $1,212,000
                                                                                             ==========   ==========



NOTE 7 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                                                   JANUARY 31,
                                                                                                1998         1997
                                                                                             -----------------------
Term loan due in monthly installments of $6,129 including
   interest at 9.5% due in May 2005                                                          $  350,000   $        -


Term loan due in monthly installments of $14,000, plus
   interest at 3% above the prime rate, due in August 1997                                            -      330,000

Equipment note due in monthly installments of $8,333 plus
   interest at 3.5% above the prime rate, due in August 2002                                    467,000            -

Revolving line of credit expiring on August 24, 2000 and
    bearing interest at 3.5% above the prime rate                                               917,000            -

Revolving line of credit maturing on August 1, 1997 and
    bearing interest at 3% above the prime rate                                                       -    1,500,000

Other                                                                                            92,000       27,000
                                                                                              ---------   ----------

                                                                                              1,826,000    1,857,000

Less amount due within one year                                                                 198,000    1,485,000
                                                                                              ---------   ----------

                                                                                             $1,628,000   $  372,000
                                                                                             ==========   ==========



On August 25, 1997, the Corporation closed on a new $2.0 million credit facility consisting of a $1.5 million three-year revolving line of credit and a $0.5 million five-year equipment note. The line of credit and the equipment note are at an interest rate of prime plus 3.5%. (At January 31, 1998, prime was 8.5%). The line of credit is collateralized by accounts receivable. Under the terms of the revolving credit agreement, the Company is required to reduce borrowings as the accounts receivable are collected. Since those accounts receivable are replaced with new accounts receivable and it is the Company's intent to maintain at least the same level of borrowings, the outstanding balance is reflected as long term. Additionally, the Chief Executive Officer of the Corporation provided a limited personal guarantee for the credit facility.

The proceeds of the aforementioned financing fully satisfied the remaining outstanding balance on the Drummond Financial Corporation ("Drummond") line of credit (described in the following paragraph) and provided working capital for the Corporation. As of January 31, 1998, the balance on the line of credit was $917,000.

Prior to obtaining the credit facility, the Corporation had a $1,500,000 line of credit facility which expired on August 1, 1997 and a $330,000 term loan which expired on August 1, 1997 with Drummond. All borrowings under the Drummond Agreement bore interest at a bank rate (as defined) plus 3%. Borrowings under the Drummond Agreement were limited to 85% of the receivables borrowing base. The principal balance of the term loan amortized over a five-year period and was secured by the fixed assets and a mortgage on certain property of the Corporation.

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

On May 27, 1997, the Corporation closed on a $375,000 loan from a financial institution to refinance the $330,000 term loan payable to Drummond maturing on August 1, 1997. The new loan has a seven-year term at a 9.5% interest rate fixed for the first four years of the loan. The interest rate will then be readjusted to the current five year treasury bill rate plus 3.25% for the remaining three-year term of the loan.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

During fiscal 1996, the Corporation entered into two agreements guaranteeing ICHOR accounts receivable financed by Sirrom Environmental Funding, LLC ("Sirrom"). At January 31, 1997, the balance guaranteed by the Corporation under the two agreements was approximately $3 million. Subsequent to January 31, 1997, ICHOR's customer has made significant payments reducing the amount of the Corporation's guarantee to approximately $300,000. It is expected that the remaining outstanding receivables covered by the guarantee will be paid by ICHOR's customer during the first half of fiscal 1999, eliminating the Corporation's remaining guarantee.

Maturity requirements on long-term debt aggregate $198,000 in fiscal 1999, $172,000 in fiscal 2000, $1,078,000 in fiscal 2001, $156,000 in fiscal 2002,
$129,000 in fiscal 2003 and $93,000 thereafter.

The Corporation paid approximately $223,000, $328,000 and $528,000 for interest costs during the years ended January 31, 1998, 1997 and 1996, respectively.

NOTE 8 - INCOME TAXES

The Corporation provides for income taxes under the liability method as required by SFAS No. 109.

At January 31, 1998, the Corporation has net operating loss carryforwards of approximately $7,726,000 for income tax purposes which expire in years 1999 through 2011. For financial reporting purposes, a valuation allowance of approximately $2,967,000 has been recognized to offset the deferred tax asset related to those carryforwards and to other deferred tax assets. When realized, the tax benefit of these net operating loss carryforwards will be applied to reduce income tax expense. These loss carryforwards are subject to various restrictions based on future operations of the group. The valuation allowance decreased by approximately $418,000 during the year ended January 31, 1998. The decrease was primarily due to the current year increase in taxable temporary differences and an adjustment to correct the amount of available net operating loss carryforwards.

Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 1998 and 1997 are as follows:

                                                                                 JANUARY 31,
                                                                           1998               1997
                                                                      ---------------------------------
            Deferred tax liabilities:

                 Tax over book depreciation                             $   83,000           $  103,000

            Deferred tax assets:

                 Accounts receivable allowance                             164,000              147,000
                 Workers compensation reserve                              183,000              215,000
                 Other                                                      76,000               29,000
                 Net operating loss carryforwards                        2,627,000            3,097,000
                                                                        ----------           ----------

                 Total deferred tax assets                               3,050,000            3,488,000

            Valuation allowance for deferred tax assets                  2,967,000            3,385,000
                                                                        ----------           ----------

                 Net deferred tax assets                                    83,000              103,000
                                                                        ----------           ----------

                 Net deferred tax liabilities                           $        -           $        -
                                                                        ==========           ==========


Significant components of the provision for income taxes are as follows:

                                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                                            1998               1997              1996
                                                                       ----------------------------------------------
Current:

   Federal                                                                 $     -           $       -           $      -
   State                                                                    20,000                   -                  -
                                                                           -------           ---------           --------

   Total current                                                            20,000                   -                  -

Deferred:

   Federal                                                                       -                   -            103,000
   State                                                                         -                   -                  -
                                                                            -------           ---------           --------


   Total deferred                                                                -                   -            103,000
                                                                            -------          ---------           --------

Total income tax provision                                                  $20,000          $       -           $103,000
                                                                            =======          =========           ========



The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                                             FOR THE YEARS ENDED JANUARY 31,
                                                                          1998            1997            1996
                                                                      -------------------------------------------
Tax at statutory rate                                                 $ 425,000        $ (63,000)       $(220,000)
State income taxes, net of federal tax benefit                           13,000                -                -
Limitation on utilization of net operating loss                        (418,000)          63,000          220,000
Goodwill                                                                      -                -                -
Other                                                                         -                -          103,000
                                                                       --------        ---------        ---------

                                                                       $ 20,000        $       -        $ 103,000
                                                                       ========        =========        =========

The Corporation paid approximately $12,000, $8,000 and $64,000 for federal and state income taxes during the years ended January 31, 1998, 1997 and 1996, respectively.

NOTE 9 - NOTES RECEIVABLE - OFFICERS

At January 31, 1998 and 1997, the Corporation had approximately $132,000 in notes receivable from its officers in the form of personal loans. A breakdown of the notes receivable balance at January 31, 1998 by officer is as follows: John
C. Regan, Chairman -$95,000; Dulcia Maire, Secretary -$30,000 and Lawrence Horvat, Vice President -$7,000. These loans are evidenced by demand notes and bear interest at the rate of 6% per annum.

NOTE 10 - COMPENSATION PLANS

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Corporation maintains a qualified incentive stock option plan (the "Plan") which provides for the grant of incentive options to purchase an aggregate of up to 1,550,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms. Options to purchase 350,000 shares of the Corporation's common stock at an exercise price of $0.79 per share were granted under the Plan effective August 19, 1997 issuable related to fiscal 1999. Vesting of one-half of the stock options is contingent upon the individual offices, and in the case of the executive office, the Corporation, meeting pre-established financial goals for the fiscal year. Vesting of the remaining one-half of the stock options will be based upon a number of discretionary items. If the financial goals are not achieved, the options do not vest. All unvested options are returned to the plan for future grants.

Options to purchase 1,075,000 and 190,000 shares of the Corporation's common stock at an exercise price of $0.36 per share were granted under the Plan effective June 17, 1996 and November 1, 1996, respectively, with 520,000 shares and 765,000 shares issuable related to fiscal 1997 and 1998, respectively. Vesting of 50% of the respective year's options is contingent upon the individual offices, and in the case of the executive office, the Corporation, meeting pre-established financial goals for the respective fiscal year. If the financial goals are exceeded by 25%, the remaining 50% of the options for the respective fiscal year vest. If financial goals are not achieved, the options do not vest and are returned to the plan for future grants.

Options granted in fiscal 1996 and prior years had three-year vesting conditioned upon continued employment with the Corporation.

The following table summarizes information with respect to the Plan for the three years ended January 31, 1998.

                                                                      OPTION
                                               NUMBER OF            PRICE RANGE
                                                SHARES               PER SHARE
                                              ----------           -------------

OUTSTANDING AT JANUARY 31, 1995                 264,000            $0.60 - $2.94

Granted                                          11,000                $0.75
Cancelled - Reusable                            (46,998)           $1.63 - $2.94
                                              ---------

OUTSTANDING AT JANUARY 31, 1996                 228,002            $0.60 - $2.94

Granted                                       1,285,000                $0.36
Cancelled - Reusable                           (253,335)           $0.36 - $2.94
                                              ---------

OUTSTANDING AT JANUARY 31, 1997               1,259,667            $0.36 - $1.91

Granted                                         492,666            $0.66 - $0.83
Cancelled - Reusable                           (120,000)           $0.36 - $0.66

Exercised                                      (170,000)               $0.36
                                              ---------

OUTSTANDING AT JANUARY 31, 1998               1,462,333            $0.36 - $1.91
                                              =========

EXERCISABLE AT JANUARY 31, 1998               1,070,666            $0.36 - $1.91
                                              =========


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1998 and 1997: risk-free interest rate of 7%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.85 and
1.43 in fiscal 1998 and 1997, respectively; and a weighted-average expected life of the option of 7 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           FISCAL       FISCAL
                                                             98           97
                                                             --           --
Pro forma net income (loss)                                $70,000    $(557,000)
Pro forma earnings per share (basic and dilutive)          $  0.01    $   (0.10)



No proforma presentation is presented for fiscal 1996 since the effect is immaterial.

Cancellations in fiscal 1996 include 33,497 options relinquished by employees receiving options for ICHOR stock.

The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 1998.
                                                                     OPTION
                                                   NUMBER OF       PRICE RANGE
                                                    SHARES          PER SHARE
                                                   ----------------------------
OUTSTANDING AT JANUARY 31, 1995                     26,250        $0.60 - $6.00

Expired                                             (3,125)           $6.00
                                                    ------

OUTSTANDING AT JANUARY 31, 1996                     23,125        $0.60 - $6.00

Expired                                             (3,125)               $6.00
                                                    ------

OUTSTANDING AT JANUARY 31, 1997                     20,000                $0.60
                                                    ======

No Activity                                              -                    -

OUTSTANDING AT JANUARY 31, 1998                     20,000                $0.60
                                                    ======

EXERCISABLE AT JANUARY 31, 1998                     20,000                $0.60
                                                    ======

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan") which provides for the grant of options to purchase an aggregate of up to 250,000 shares of the Corporation's common stock. Options to purchase 50,000 shares of the Corporation's common stock at an exercise price of $0.60 per share have been granted under the Employee Director Plan. At January 31, 1998, all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 350,000 shares of the Corporation's common stock. Options to purchase 202,212 shares of the Corporation's common stock at prices ranging from $0.36 per share to $0.79 per share have been granted under the Non-Employee Directors Plan. At January 31, 1998, options to purchase 132,212 shares of the Corporation's common stock granted under the Non-Employee Directors Plan were exercisable.

No pro forma information is presented relative to the non-qualified stock option plan, the Employee Director Plan or the Non-Employee Directors Plan as the effect is either immaterial or non-existent.

Effective November 1, 1994, the Corporation established the PDG Environmental Retirement Savings Plan (the "Retirement Savings Plan") under Section 401(k) of the Internal Revenue Code. Substantially all full time employees with at least one year of service, except for certain bargaining unit employees, are eligible to participate in the Retirement Savings Plan. Employees may contribute to the Retirement Savings Plan up to 15% of their eligible compensation. Under the terms of the Retirement Savings Plan, the Corporation may match up to 6% of compensation; the match is to be determined annually by the Corporation's Board of Directors. Corporation contributions are 100% vested after seven years of service. There were no contributions made by the Corporation in the years ended January 31, 1998 and 1997.

NOTE 11 - STOCK WARRANTS

At January 31, 1998 and 1997, the Corporation had approximately 894,660 and 1,105,000, respectively, of fully vested warrants outstanding. The exercise price of the warrants range from $0.50 per share to $2.50 per share and the expiration dates range from fiscal 1999 through fiscal 2001. The majority of these warrants were issued in conjunction with debt financings obtained by the Corporation.

During fiscal 1998, 150,000 warrants with an exercise price of $0.375 per share and 150,000 warrants with an exercise price of $0.50 per share were exercised for 300,000 shares of the Corporation's common stock.

NOTE 12 - PREFERRED STOCK

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, will grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995 Board of Directors meeting, the issuance of one third of the shares (280,071 common shares) covered by the aforementioned right was approved. At January 31, 1998 and 1997, there were 560,143 common stock rights outstanding. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to currently pursue such a listing; therefore, the Recapitalization was indefinitely postponed.

On October 20, 1997 and November 1, 1995, 18,587 and 49,047 shares, respectively, of the Corporation's Series A Preferred Stock and cumulative dividends in arrears were converted into 80,544 and 204,902 shares, respectively, of Common Stock. At January 31, 1998, there were 167,338 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $149,000 at January 31, 1998.

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

NOTE 13 - NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                           1998                 1997              1996
                                                                       ---------------------------------------------------
NUMERATOR:

   Income (loss) before discontinued operations                        $1,240,000             (184,000)          (750,000)
   Preferred stock dividends                                              (33,000)             (37,000)           (37,000)
                                                                       ----------          -----------         ----------
   Numerator for basic earnings per share--income available
      to common stockholders                                            1,207,000             (221,000)          (787,000)

   Effect of dilutive securities:
      Preferred stock dividends                                            33,000                    -                  -
                                                                       ----------          -----------         ----------

   Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                            1,240,000             (221,000)          (787,000)
                                                                       ----------          -----------         ----------

DENOMINATOR:

   Denominator for basic earnings per share--weighted average           6,060,000           5,913,000           5,670,000
    shares

   Effect of dilutive securities:
     Employee stock options                                               397,000               26,000             36,000
     Warrants                                                              34,000               33,000                  -
     Convertible preferred stock                                          729,000                    -                  -
                                                                       ----------          -----------         ----------

   Dilutive potential common shares                                     1,160,000               59,000             36,000
                                                                       ----------          -----------         ----------
     Denominator for diluted earnings per share--adjusted
     weighted-average shares and assumed conversions                    7,220,000            5,972,000          5,706,000
                                                                       ==========          ===========         ==========

BASIC EARNINGS PER SHARE                                               $     0.20          $     (0.04)        $    (0.14)
                                                                       ==========          ===========         ==========

DILUTED EARNINGS PER SHARE                                             $     0.17          $     (0.04)        $    (0.14)
                                                                       ==========          ===========         ==========



NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $221,000, $217,000 and $279,000 for the years ended January 31, 1998, 1997 and 1996, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 1998 aggregated $451,000 and payments due during the next five fiscal years are as follows: 1999 - $200,000; 2000 - $152,000; 2001 - $86,000; and 2002 - $11,000 and 2003 - $2,000.

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

By letter dated December 5, 1995, the plaintiff requested a pre-motion conference on a motion for class certification. By letter dated December 6, 1995, the underwriter's counsel requested a pre-motion conference on a motion to dismiss the complaint. In December 1995, the underwriter defendants filed a notice of motion to dismiss and a memorandum of law in support of the motion. The motion to dismiss was denied in September 1996. The parties have negotiated a stipulation concerning class certification, and the court has certified a class. The notice of certification was sent to potential class members in August 1997.

The action is still in the discovery stage. Discovery is scheduled to close on July 31, 1998.

NOTE 15 - QUARTERLY RESULTS (UNAUDITED)

The Company had the following results by quarter:


                                                   FIRST         SECOND          THIRD        FOURTH
                                                  QUARTER        QUARTER        QUARTER       QUARTER         YEAR
                                                  -------        -------        -------       -------         ----
YEAR ENDING JANUARY 31, 1998

Revenues                                        $4,489,000     $5,310,000     $6,204,000     $8,607,000    $24,610,000
Gross margin                                       829,000        901,000      1,096,000      1,493,000      4,319,000

Net income                                         158,000        266,000        359,000        457,000      1,240,000

Earnings per share
  Basic                                         $     0.03     $     0.04     $     0.06     $     0.07    $      0.20
  Diluted                                       $     0.02     $     0.04     $     0.05     $     0.06    $      0.17


YEAR ENDING JANUARY 31, 1997

Revenues                                        $3,810,000     $3,715,000     $4,023,000     $4,635,000    $16,183,000
Gross margin                                       321,000        513,000        718,000        933,000      2,485,000

Net income (loss) before discontinued operations  (426,000)       (88,000)        51,000        279,000       (184,000)
Net income (loss)                                 (679,000)      (128,000)        42,000        279,000       (486,000)

Earnings per share before discontinued operations
  Basic                                              (0.07)         (0.02)          0.01           0.05          (0.04)
  Diluted                                            (0.07)         (0.02)          0.01           0.04          (0.04)

Earnings per share
  Basic                                         $    (0.12)    $    (0.02)    $     0.01     $     0.05    $     (0.09)
  Diluted                                       $    (0.12)    $    (0.02)    $     0.01     $     0.04    $     (0.09)



The fiscal 1997 and first three quarters of fiscal 1998 earnings per share amounts have been restated to comply with SFAS No. 128, Earnings per Share.

NOTE 16 - IMPACT OF YEAR 2000 (UNAUDITED)

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has not completed a formal assessment of the Year 2000 issue; however, the Company does not have any significant system interfaces with outside vendors or customers which, in the opinion of management, are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There are no internal computer systems which present a Year 2000 issue. While management cannot reasonably estimate the cost that may be necessary to address Year 2000 issues related to its outside vendors or customers, in the opinion of management, such cost will not have an adverse material effect on the results of operations.

                             PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               FOR THE YEARS ENDED
                         JANUARY 31, 1998, 1997 AND 1996



                                          BALANCE AT   ADDITIONS                 BALANCE
                                          BEGINNING     CHARGED                  AT CLOSE
                                           OF YEAR     TO INCOME  DEDUCTIONS(1)  OF YEAR
                                           -------     ---------  -------------  -------
1998
Allowance for doubtful accounts           $ 47,000      $48,000     $ 47,000      $48,000
                                          ========      =======     ========      =======

1997
Allowance for doubtful accounts           $ 44,000      $ 3,000     $      -      $47,000
                                          ========      =======     ========      =======

1996
Allowance for doubtful accounts           $317,000      $15,000     $288,000      $44,000
                                          ========      =======     ========      =======




(1)Uncollectible accounts written off, net of recoveries.