Form 10QSB
period 1998-04-30
PDG ENVIRONMENTAL INC
filed 1998-06-12
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998 OR


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

As of June 8, 1998, there were 7,260,072 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                                  PAGE


    Item 1.   Consolidated Financial Statements and Notes to Consolidated
              Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of April 30, 1998
              (unaudited) and January 31, 1998                                                                    3

         (b)  Consolidated Statements of Operations for the Three Months Ended
              April 30, 1998 and 1997 (unaudited)                                                                 4

         (c)  Consolidated Statements of Cash Flows for the Three Months Ended
              April 30, 1998 and 1997 (unaudited)                                                                 5

         (d)  Notes to Consolidated Financial Statements (unaudited)                                              6

    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                               9


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                  11

    Item 3.   Defaults Upon Senior Securities                                                                    11

    Item 6.   Exhibits and Reports on Form 8-K                                                                   11

    Signatures                                                                                                   12

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        APRIL 30,          JANUARY 31,
                                                                                          1998                 1998*
                                                                                       -----------         -----------
                                                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                                        $   569,000         $   892,000
Accounts receivable - net                                                                9,822,000           6,751,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                                    650,000             725,000
Inventory                                                                                  201,000             202,000
Other current assets                                                                       541,000             426,000
                                                                                       -----------         -----------

TOTAL CURRENT ASSETS                                                                    11,783,000           8,996,000

PROPERTY, PLANT AND EQUIPMENT                                                            4,620,000           4,527,000
Less:  accumulated depreciation                                                         (3,632,000)         (3,558,000)
                                                                                       -----------         -----------
                                                                                           988,000             969,000

OTHER ASSETS                                                                               476,000             372,000
                                                                                       -----------         -----------

TOTAL ASSETS                                                                           $13,247,000         $10,337,000
                                                                                       ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                       $ 5,043,000         $ 3,746,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                               1,390,000             842,000
Current portion of long-term debt                                                          194,000             198,000
Accrued liabilities                                                                      1,855,000           1,416,000
                                                                                       -----------         -----------



TOTAL CURRENT LIABILITIES                                                                8,482,000           6,202,000

OTHER LONG-TERM LIABILITIES                                                                140,000             140,000

LONG-TERM DEBT                                                                           1,137,000           1,628,000

MINORITY INTEREST                                                                          441,000             102,000

Stockholders' Equity
Cumulative convertible 2% preferred stock                                                  400,000             400,000
Common stock                                                                               132,000             130,000
Additional paid-in capital                                                               4,790,000           4,571,000
(Deficit) retained earnings                                                             (2,275,000)         (2,836,000)
                                                                                       -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                                               3,047,000           2,265,000
                                                                                       -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $13,247,000         $10,337,000
                                                                                       ===========         ===========



*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                                            FOR THE THREE MONTHS
                                                                                                ENDED APRIL 30,
                                                                                       ---------------------------------
                                                                                          1998                   1997
                                                                                       -----------           -----------
CONTRACT REVENUES                                                                      $13,351,000           $ 4,489,000
CONTRACT COSTS                                                                          11,602,000             3,660,000
                                                                                       -----------           -----------

Gross margin                                                                             1,749,000               829,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                               774,000               627,000
                                                                                       -----------           -----------

Income from operations                                                                     975,000               202,000

OTHER INCOME (EXPENSE):
  Interest expense                                                                         (57,000)              (53,000)
  Interest income                                                                            2,000                 3,000
  Other income                                                                                   -                11,000
                                                                                       -----------           -----------
                                                                                           (55,000)              (39,000)
                                                                                       -----------           -----------

Income before income taxes and minority interest                                           920,000               163,000

INCOME TAX PROVISION                                                                       (20,000)               (5,000)

MINORITY INTEREST                                                                         (339,000)                    -
                                                                                       -----------           -----------

NET INCOME                                                                             $   561,000           $   158,000
                                                                                       ===========           ===========

PER SHARE OF COMMON STOCK:

  BASIC                                                                                $      0.09           $      0.03
                                                                                       ===========           ===========

  DILUTIVE                                                                             $      0.07           $      0.02
                                                                                       ===========           ===========

AVERAGE COMMON SHARES EQUIVALENTS OUTSTANDING                                            6,497,000             5,924,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS
OUTSTANDING                                                                              1,948,000             1,025,000
                                                                                       -----------           -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                                        8,445,000             6,949,000
                                                                                       ===========           ===========





See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                               FOR THE THREE MONTHS
                                                                                                 ENDED APRIL 30,
                                                                                       ---------------------------------
                                                                                           1998                  1997
                                                                                       -----------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $   561,000             $ 158,000
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO CASH:
    Depreciation and amortization                                                          162,000                93,000
    Minority Interest                                                                      339,000                     -
    Other                                                                                   (1,000)                    -
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                                 (3,071,000)              344,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                              75,000               (67,000)
    Inventory                                                                                1,000                 7,000
    Prepaid income taxes                                                                     7,000                 1,000
    Other current assets                                                                    84,000                73,000
    Accounts payable                                                                     1,085,000              (249,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                             548,000                22,000
    Accrued liabilities                                                                    439,000                87,000
                                                                                       -----------             ---------


                                                                                          (832,000)              218,000
                                                                                       -----------             ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                           229,000               469,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                             (109,000)             (112,000)
                                                                                       -----------             ---------
NET CASH USED BY INVESTING ACTIVITIES                                                     (109,000)             (112,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                                           -                25,000
    Principal payments on debt                                                            (495,000)              (45,000)
    Proceeds from Exercise of Stock Options & Warrants                                      52,000                     -
                                                                                       -----------             ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                          (443,000)              (20,000)
                                                                                       -----------             ---------

Net Increase (Decrease) in Cash and Short-Term Investments                                (323,000)              337,000
Cash and Short-Term Investments, Beginning of Period                                       892,000               429,000
                                                                                       -----------             ---------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                         $   569,000             $ 766,000
                                                                                       ===========             =========




See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 1998
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s (the "Corporation") and its wholly-owned subsidiaries. Additionally, the results of PDG/Philip, LP (the "Venture"), in which the Corporation holds a 60% interest, are consolidated since the Corporation is the majority owner of the Venture and exercises day-to-day operating control.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended April 30, 1998 were of a normal, recurring nature. The amounts presented for the three months ended April 30, 1998 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 1998, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the three months ended April 30, 1998 due to the existence of unused net operating loss carryforwards. The Corporation has recorded a $20,000 provision for state income taxes.

Income taxes paid by the Corporation for the three months ended April 30, 1998 and 1997 totaled approximately $13,000 and $6,000, respectively.

NOTE 3 - LINE OF CREDIT

On May 27, 1997, the Corporation closed on a $375,000 loan from a financial institution to refinance a $289,000 term loan payable to Drummond Financial Corporation ("Drummond") maturing on August 1, 1997. The loan is for a seven-year term at a 9.5% interest rate fixed for the first four years of the loan. The interest will then be readjusted to the current five year treasury bill rate plus 3.25% for the remaining three years of the loan. The loan requires monthly debt service payments of approximately $6,100 which is a reduction of approximately $10,000 from the debt service on the Drummond term loan. The remaining proceeds from the loan were utilized to reduce the outstanding balance on the line of credit with Drummond.

On August 25, 1997, the Corporation closed on a new $2 million credit facility consisting of a 5-year $0.5 million equipment note and a 3-year revolving line of credit with a maximum advance of $1.5 million. Both the equipment note and the line of credit have an interest rate of prime plus 3.5%.

The proceeds of the new financing fully satisfied the remaining outstanding balance on the Drummond line of credit and provided working capital for the Corporation. As of April 30, 1998, the outstanding balance on the new revolving line of credit was $473,000.

During fiscal 1996, the registrant entered into two agreements guaranteeing ICHOR Corporation's ("ICHOR") accounts receivable financed by Sirrom Environmental Funding, LLC ("Sirrom"). At April 30, 1998, the balance guaranteed by the Corporation under the two agreements was approximately $300,000. It is expected that the remaining outstanding receivables covered by the guarantee will be paid by ICHOR's customer during the first half of Fiscal 1999, eliminating the registrant's remaining guarantee.

The Corporation paid interest costs totaling approximately $36,000 and $54,000 during the three months ended April 30, 1998 and 1997, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $157,000 at April 30, 1998. At April 30, 1998, there were 167,338 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                             FOR THE THREE MONTHS
                                                                                                 ENDED APRIL 30,
                                                                                         1998                    1997
                                                                                      ----------------------------------
NUMERATOR:

  Net Income                                                                          $  561,000              $  158,000
  Preferred stock dividends                                                               (8,000)                 (9,000)
                                                                                      ----------              ----------

  Numerator for basic earnings per share--income available
      to common stockholders                                                             553,000                 149,000

  Effect of dilutive securities:
      Preferred stock dividends                                                            8,000                   9,000
                                                                                      ----------              ----------

  Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                                             561,000                 158,000
                                                                                      ----------              ----------

DENOMINATOR:

  Denominator for basic earnings per share--weighted average shares                    6,497,000               5,924,000

  Effect of dilutive securities:
    Employee stock options                                                               860,000                 173,000
    Warrants                                                                             356,000                  58,000
    Convertible preferred stock                                                          732,000                 794,000
                                                                                      ----------              ----------

  Dilutive potential common shares                                                     1,948,000               1,025,000
                                                                                      ----------              ----------
    Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                                    8,445,000               6,949,000
                                                                                      ==========              ==========

BASIC EARNINGS PER SHARE                                                              $     0.09              $      0.03
                                                                                      ==========              ==========

DILUTED EARNINGS PER SHARE                                                            $     0.07              $     0.02
                                                                                      ==========              ==========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

As discussed in further detail in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-KSB for the year ended January 31, 1998, the Corporation, PDGR, certain of PDGR's officers and directors and the underwriters of PDGR's initial public offering have been named as defendants in a purported class action lawsuit involving the purchase by all persons and entities of PDGR's common stock from February 9, 1995, through May 23, 1995. The action alleges that the defendants violated certain federal securities laws.

On June 8, 1998 an agreement in principle to settle out of court was reached with the plaintiffs' attorneys in the class action lawsuit. Approval by both the Court and members of the class is still required. If approved, the Defendants, PDG Environmental and ICHOR (formerly PDG Remediation), will pay a total of $432,500 to settle the lawsuit. PDG Environmental's share of the settlement will be $173,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 AND 1997

During the three months ended April 30, 1998 ("Fiscal 1999"), the Corporation's contract revenues increased to $13.4 million compared to $4.5 million in the three months ended April 30, 1997 ("Fiscal 1998"). The increase was due to the Corporation entering the current fiscal year with a greater backlog of contracts and the significant contribution to revenue that the $12 million Keystone contract made in the current quarter.

The Corporation's gross margin increased to $1.7 million in the first quarter of fiscal 1999 compared to $0.8 million in the first quarter of fiscal 1998. The increase in gross margin in total is due to increased levels of revenues. The contract margin as a percentage of revenue decreased as, traditionally, larger contracts are bid at lower margins.

Selling, general and administrative expenses increased to $0.78 million in the three months ended April 30, 1998 compared to $0.63 million in the same quarter of the previous fiscal year. During the current fiscal quarter, the Corporation had two additional branch offices, and more costs were incurred to support a higher level of operations.

The Corporation reported income from operations of $1.0 million for the three months ended April 30, 1998 compared to income from operations of $0.2 million for the three months ended April 30, 1997 as a direct result of the factors discussed above.

Interest expense remained constant in the current quarter as compared to the same quarter of a year ago.

During the quarter ended April 30, 1998, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $20,000 was made in the current fiscal quarter while a provision of $5,000 was made in the prior fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 1998, the Corporation's cash decreased by $0.32 million to $0.57 million compared to an increase in cash and short-term investments of $0.34 million in the three months ended April 30, 1997.

Cash generated from operating activities totaled $0.2 million in the three months ended April 30, 1998. Cash inflows included $0.6 million related to net income generated during the current three months, $0.1 million due to a decrease in other current assets, a $1.1 million increase in accounts payable, primarily associated with the Keystone project, a $0.5 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.4 million increase in accrued liabilities related to the timing of payments, $0.2 million of depreciation and amortization and a $0.3 million increase in minority interest relating to the Keystone contract. These cash inflows were partially offset by cash outflows of $3.1 million due to an increase in accounts receivable related primarily to the Keystone project.

The decrease in cash and short term investments during the first quarter of fiscal 1999 is attributable to cash inflows from operations of $0.2 million, offset by cash outflows of $0.1 million for the purchase of property, plant and equipment, and $0.4 million for the repayment of debt partially offset by the proceeds from the exercise of stock options and warrants.

During the three months ended April 30, 1997, the Corporation's cash increased by $0.34 million to $0.77 million.

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

At April 30, 1998, the Corporation's backlog associated with its asbestos abatement business totaled $20.6 million ($11.0 million on fixed fee contracts and $9.6 million on time and materials or unit price contracts).

                           PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the action captioned Klein v. PDG Remediation, Inc., described in the Corporation's Form 10-K for the year ended January 31, 1998.

On June 8, 1998 an agreement in principle to settle out of court was reached with the plaintiffs' attorneys in the class action lawsuit. Approval by both the Court and members of the class is still required. If approved, the Defendants, PDG Environmental and ICHOR (formerly PDG Remediation), will pay a total of $432,500 to settle the lawsuit. PDG Environmental's share of the settlement will be $173,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At April 30, 1998, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $157,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
                                  EXHIBIT INDEX
                           EXHIBIT NO. AND DESCRIPTION

                                                                                                       PAGES OF SEQUENTIAL
                                                                                                         NUMBERING SYSTEM
10(a)   Professional Consulting Agreement dated April 24, 1998 between Len Turano and PDG Environmental, Inc.

27.     Financial data schedule

(b)     Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PDG ENVIRONMENTAL, INC.




                                       By   /s/John C. Regan
                                         ---------------------------------------
                                            John C. Regan
                                            Chairman and Chief Executive Officer











Date:  June 12, 1998