Form 10QSB
period 1998-07-31
PDG ENVIRONMENTAL INC
filed 1998-09-11
CIK 771485

                                                                    (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998 OR


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


                                  412-856-2200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       ------     -------


As of September 3, 1998, there were 7,463,572 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                                        PAGE


    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of July 31, 1998 (unaudited) and January
              31, 1998                                                                                                  3

         (b)  Consolidated Statements of Operations for the Three Months Ended July 31, 1998
              and 1997 (unaudited)                                                                                      4


         (c)  Consolidated Statements of Operations for the Six Months Ended July 31, 1998 and
              1997 (unaudited)                                                                                          5


         (d)  Consolidated Statements of Cash Flows for the Six Months Ended July 31, 1998 and
              1997 (unaudited)                                                                                          6

         (e)  Notes to Consolidated Financial Statements (unaudited)                                                    7

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                               10


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                                         13

    Item 3.  Defaults Upon Senior Securities                                                                           13

    Item 4.  Submission of Matters to a Vote of Security Holders                                                       13

    Item 6.  Exhibits and Reports on Form 8-K                                                                          13

    Signatures                                                                                                         14

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              JULY 31,             JANUARY 31,
                                                               1998                   1998*
                                                            ------------           -----------
                                                            (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and short-term investments                           $    531,000      $    892,000
Accounts receivable - net                                    7,945,000         6,751,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                      1,033,000           725,000
Inventory                                                      236,000           202,000
Other current assets                                           503,000           426,000
                                                          ------------      ------------

TOTAL CURRENT ASSETS                                        10,248,000         8,996,000

PROPERTY, PLANT AND EQUIPMENT                                4,758,000         4,527,000
Less:  accumulated depreciation                             (3,722,000)       (3,558,000)
                                                          ------------      ------------
                                                             1,036,000           969,000

OTHER ASSETS                                                   432,000           372,000
                                                          ------------      ------------

TOTAL ASSETS                                              $ 11,716,000      $ 10,337,000
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                          $  2,876,000      $  3,746,000
Accrued liabilities                                          2,063,000         1,416,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                   1,181,000           842,000
Current portion of long-term debt                              187,000           198,000
                                                          ------------      ------------

TOTAL CURRENT LIABILITIES                                    6,307,000         6,202,000

OTHER LONG-TERM LIABILITIES                                    140,000           140,000

LONG-TERM DEBT                                                 619,000         1,628,000

MINORITY INTEREST                                              227,000           102,000

Stockholders' Equity
Cumulative convertible 2% preferred stock                      400,000           400,000
Common stock                                                   149,000           130,000
Additional paid-in capital                                   5,691,000         4,571,000
Deficit                                                     (1,817,000)       (2,836,000)
                                                          ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                   4,423,000         2,265,000
                                                          ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 11,716,000      $ 10,337,000
                                                          ============      ============

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.


                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)



                                                                FOR THE THREE MONTHS
                                                                   ENDED JULY 31,
                                                          -----------------------------
                                                              1998               1997
                                                          -------------     -----------

CONTRACT REVENUES                                         $ 10,844,000      $ 5,310,000
CONTRACT COSTS                                               9,256,000        4,409,000
                                                          ------------      -----------

Gross margin                                                 1,588,000          901,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   652,000          591,000
                                                          ------------      -----------

Income from operations                                         936,000          310,000

OTHER INCOME (EXPENSE):
  Interest expense                                             (34,000)         (54,000)
  Interest income                                                2,000            6,000
  Other income                                                       -            9,000
                                                          ------------      -----------
                                                               (32,000)         (39,000)
                                                          ------------      -----------
Income before income taxes, minority interest and
   discontinued operations                                     904,000          271,000

INCOME TAX PROVISION                                           (20,000)          (5,000)

MINORITY INTEREST                                             (226,000)               -
                                                          ------------      -----------

INCOME BEFORE DISCONTINUED OPERATIONS                          658,000          266,000

DISCONTINUED OPERATIONS:

   Litigation settlement                                      (200,000)               -
                                                          ------------      -----------

NET INCOME                                                $    458,000      $   266,000
                                                          ============      ===========

PER SHARE OF COMMON STOCK - BASIC:

   Income before discontinued operations                  $       0.09      $      0.04
   Discontinued operations                                       (0.03)               -
                                                          ------------      -----------

   Net income per share                                   $       0.06      $      0.04
                                                          ============      ===========

PER SHARE OF COMMON STOCK - DILUTIVE:

  Income before discontinued operations                   $       0.08      $      0.04
  Discontinued operations                                        (0.02)               -
                                                          ------------      -----------

  Net income per share                                    $       0.06      $      0.04
                                                          ============      ===========

AVERAGE COMMON SHARES OUTSTANDING                            7,047,000        5,941,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING        1,565,000        1,081,000
                                                          ------------      -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
   EQUIVALENTS OUTSTANDING FOR EARNINGS PER
   SHARE CALCULATION                                         8,612,000        7,022,000
                                                          ============      ===========

See accompanying notes to consolidated financial statements.


                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)



                                                                FOR THE SIX MONTHS
                                                                  ENDED JULY 31,
                                                        ---------------------------------
                                                              1998              1997
                                                        ---------------     ------------

CONTRACT REVENUES                                         $ 24,195,000      $ 9,799,000
CONTRACT COSTS                                              20,858,000        8,069,000
                                                          ------------      -----------

Gross margin                                                 3,337,000        1,730,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 1,426,000        1,218,000
                                                          ------------      -----------

Income from operations                                       1,911,000          512,000

OTHER INCOME (EXPENSE):
   Interest expense                                            (92,000)        (107,000)
   Interest income                                               4,000            9,000
   Other income                                                      -           20,000
                                                          ------------      -----------
                                                               (88,000)         (78,000)
                                                          ------------      -----------
Income before income taxes, minority interest and
   discontinued operations                                   1,823,000          434,000

INCOME TAX PROVISION                                           (40,000)         (10,000)

MINORITY INTEREST                                             (564,000)               -
                                                          ------------      -----------

Income before discontinued operations                        1,219,000          424,000

DISCONTINUED OPERATIONS:

   Litigation settlement                                      (200,000)               -
                                                          ------------      -----------

NET INCOME                                                $  1,019,000      $   424,000
                                                          ============      ===========

PER SHARE OF COMMON STOCK - BASIC:

   Income before discontinued operations                  $       0.18      $      0.07
   Discontinued operations                                       (0.03)               -
                                                          ------------      -----------

   Net income per common share                            $       0.15      $      0.07
                                                          ============      ===========

PER SHARE OF COMMON STOCK - DILUTIVE:

   Income before discontinued operations                  $       0.15      $      0.06
   Discontinued operations                                       (0.02)               -
                                                          ------------      -----------

   Net income per common share                            $       0.13      $      0.06
                                                          ============      ===========

AVERAGE COMMON SHARES OUTSTANDING                            6,776,000        5,932,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING        1,602,000        1,042,000
                                                          ------------      -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING FOR EARNINGS PER
  SHARE CALCULATION                                          8,378,000        6,974,000
                                                          ============      ===========

See accompanying notes to consolidated financial statements.



                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)



                                                                    FOR THE SIX MONTHS
                                                                       ENDED JULY 31,
                                                                --------------------------
                                                                    1998           1997
                                                                ------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 1,019,000      $ 424,000

ADJUSTMENTS TO RECONCILE NET
  INCOME (LOSS) TO CASH:
    Depreciation and amortization                                   290,000        171,000
    Minority interest                                               125,000              -
    Other                                                                 -          1,000

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                          (1,194,000)      (649,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                     (308,000)      (248,000)
    Inventory                                                       (34,000)        13,000
    Other current assets                                            234,000        155,000
    Accounts payable                                             (1,181,000)       105,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                      339,000        345,000
    Accrued liabilities                                             647,000        308,000
    Other                                                                 -        (18,000)
                                                                -----------      ---------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                      (1,497,000)        11,000
                                                                -----------      ---------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    (63,000)       607,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                      (247,000)      (233,000)
    Proceeds from the sale of property, plant and equipment               -          1,000
                                                                -----------      ---------
NET CASH USED BY INVESTING ACTIVITIES                              (247,000)       232,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants            969,000         29,000
    Proceeds from debt                                                    -        400,000
    Principal payments on debt                                   (1,020,000)      (441,000)
                                                                -----------      ---------
NET CASH USED BY FINANCING ACTIVITIES                               (51,000)       (12,000)
                                                                -----------      ---------

Net Increase (Decrease) in Cash and Short-Term Investments         (361,000)       363,000
Cash and Short-Term Investments, Beginning of Period                892,000        429,000
                                                                -----------      ---------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $   531,000      $ 792,000
                                                                ===========      =========

See accompanying notes to consolidated financial statements.


                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1998
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. Additionally, the results of PDG/Philip, L.P. (the "Venture") in which the Corporation holds a 60% interest, are consolidated since the Corporation is the majority owner of the Venture and exercises day-to-day operating control.

The accompanying financial statements of the Corporation are unaudited and prepared in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended July 31, 1998 were of a normal, recurring nature. The amounts presented for the three and six months ended July 31, 1998 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 1998 dated March 26, 1998 and Quarterly Report on Form 10-QSB of the Corporation for the quarter ended April 30, 1998 dated June 12, 1998, and should be read in conjunction with this quarterly report.

The Corporation does not have any items which would require adjustments to arrive at comprehensive income.

NOTE 2 - FEDERAL INCOME TAXES

No federal income taxes have been provided for the three and six months ended July 31, 1998 due to the existence of unused net operating loss carryforwards. The Company has recorded a provision for state income taxes.

Income taxes paid by the Corporation for the six months ended July 31, 1998 and 1997 totaled approximately $13,000 and $6,000, respectively.

NOTE 3 - DEBT

On August 25, 1997, the Corporation closed on a new $2 million credit facility consisting of a 5-year $0.5 million equipment note and a 3-year revolving line of credit with a maximum advance of $1.5 million. Both the equipment note and the line of credit have an interest rate of prime plus 3.5%.

The proceeds of the new financing fully satisfied the remaining outstanding balance on the Drummond line of credit and provide working capital for the Corporation. As of July 31, 1998, the outstanding balance on the revolving line of credit was zero.

During fiscal 1996, the registrant entered into two agreements guaranteeing a former subsidiary, PDG Remediation ("PDGR") now ICHOR Corporation's ("ICHOR") accounts receivable financed by Sirrom Environmental Funding, LLC ("Sirrom"). At July 31, 1998, the balance guaranteed by the Corporation under the two agreements was approximately $115,000. It is expected that the remaining outstanding receivables covered by the guarantee will be paid by ICHOR's customer during the remainder of Fiscal 1999, eliminating the registrant's remaining guarantee.

The Corporation paid interest costs totaling approximately $48,000 and $54,000 during the six months ended July 31, 1998 and 1997, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $166,000 at July 31, 1998. At July 31, 1998, there were 167,338 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

In September 1998, 64,684 shares of Series A Preferred Stock were converted into 284,351 shares of common stock.

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:


                                                                         FOR THE SIX MONTHS
                                                                           ENDED JULY 31,
                                                                       1998              1997
                                                                   -----------------------------
  NUMERATOR:

  Income from continuing operations                                 $ 1,219,000      $   424,000
  Preferred stock dividends                                             (17,000)         (19,000)
                                                                    -----------      -----------
  Numerator for basic earnings per share--income available
      to common stockholders                                          1,202,000          405,000

  Effect of dilutive securities:
      Preferred stock dividends                                          17,000           19,000
                                                                    -----------      -----------

  Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                          1,219,000          424,000
                                                                    -----------      -----------

DENOMINATOR:

  Denominator for basic earnings per share--weighted average
    shares                                                            6,776,000        5,932,000

  Effect of dilutive securities:
    Employee stock options                                              811,000          179,000
    Warrants                                                             55,000           66,000
    Convertible preferred stock                                         736,000          797,000
                                                                    -----------      -----------

  Dilutive potential common shares                                    1,602,000        1,042,000
                                                                    -----------      -----------
    Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                   8,378,000        6,974,000
                                                                    ===========      ===========

BASIC EARNINGS PER SHARE                                            $      0.18      $      0.07
                                                                    ===========      ===========

DILUTED EARNINGS PER SHARE                                          $      0.15      $      0.06
                                                                    ===========      ===========



The following table sets forth the computation of basic and diluted earnings per share from continuing operations:


                                                                        FOR THE THREE MONTHS
                                                                           ENDED JULY 31,
                                                                        1998             1997
                                                                    ---------------------------

NUMERATOR:

  Net Income                                                        $   658,000      $   266,000
  Preferred stock dividends                                              (8,000)          (9,000)
                                                                    -----------      -----------
  Numerator for basic earnings per share--income available
      to common stockholders                                            650,000          257,000

  Effect of dilutive securities:
      Preferred stock dividends                                           8,000            9,000
                                                                    -----------      -----------

  Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                            658,000          266,000
                                                                    -----------      -----------

DENOMINATOR:

  Denominator for basic earnings per share--weighted average
    shares                                                            7,047,000        5,941,000

  Effect of dilutive securities:
    Employee stock options                                              777,000          211,000
    Warrants                                                             52,000           73,000
    Convertible preferred stock                                         736,000          797,000
                                                                    -----------      -----------

  Dilutive potential common shares                                    1,565,000        1,081,000
                                                                    -----------      -----------
    Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                   8,612,000        7,022,000
                                                                    ===========      ===========

BASIC EARNINGS PER SHARE                                            $      0.09      $      0.04
                                                                    ===========      ===========

DILUTED EARNINGS PER SHARE                                          $      0.08      $      0.04
                                                                    ===========      ===========


NOTE 6 - LITIGATION SETTLEMENT

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

On June 8, 1998 an agreement in principle to settle the litigation was reached with the plaintiffs' attorneys. Approval by both the Court and members of the class is still required. If approved, the Defendants, PDG Environmental and ICHOR (formerly PDG Remediation), will pay a total of $432,500 to settle the lawsuit. PDG Environmental's share of the settlement will be $173,000. Additionally, the Corporation incurred $27,000 of legal expenses in relation to the litigation. The $200,000 expense is reflected in the financial statements as a discontinued operations item as it relates to ICHOR which was accounted for as a discontinued operation.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1998 AND 1997

The Corporation's contract revenues increased by approximately 104% to $10.8 million during the three months ended July 31, 1998 ("Fiscal 1999") compared to $5.3 million in the three months ended July 31, 1997 ("Fiscal 1998"). The increase in revenues was due to the Corporation entering the current fiscal year with a greater backlog of contracts and the significant contribution to revenue that the $12 million Keystone contract made in the current quarter.

The Corporation's gross margin increased to $1.6 million in the second quarter of fiscal 1999 compared to $0.9 million in the second quarter of fiscal 1998. The increase in gross margin was attributable to the aforementioned increase in contract revenue. The gross margin as a percentage of revenue decreased as, traditionally, larger contracts are bid at lower margins.

Selling, general and administrative expenses increased to $0.65 million in the three months ended July 31, 1998 compared to $0.59 million in the three months ended July 31, 1997. The increase is primarily attributable to the addition of a new branch office and the personnel necessary to support a higher level of activity.

As a result of the factors described above, the Corporation reported income from operations of $0.9 million in the current three month period compared to income from operations of $0.3 million for the same three months of the prior fiscal year.

The Corporation's interest expense decreased to $34,000 for the three months ended July 31, 1998 from $54,000 for the three months ended July 31, 1997. The Corporation's interest expense decreased due to a significant decrease in the balance of indebtedness as compared to the prior fiscal quarter. There were no outstanding borrowings on the line of credit as of July 31, 1998 as compared to $1.5 million at July 31, 1997.

During the three months ended July 31, 1998 and 1997, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. The Corporation recorded state income tax provisions of $20,000 and $5,000 during the three months ended July 31, 1998 and 1997, respectively.

Income from continuing operations for the three month period ending July 31, 1998 was $658,000 as compared to $266,000 for the same three months of the prior quarter.

The $200,000 loss from discontinued operations relates to the agreement in principal reached June 8, 1998 with the plaintiffs in the proported class action. The Corporation's share of the settlement is $173,000. Additionally, the Corporation incurred $27,000 of legal expenses in relation to the litigation.

SIX MONTHS ENDED JULY 31, 1998 AND 1997

The Corporation's contract revenues increased by approximately 147% to $24.2 million for the six months ended July 31, 1998 compared to $9.8 million for the six months ended July 31, 1998.

The increase in revenues was due to the Corporation entering the current fiscal year with a greater backlog of contracts and the significant contribution to revenue that the $12 million Keystone contract made in the current period.

The gross margin reported by the Corporation in the six months ended July 31, 1998 increased to $3.3 million compared to $1.7 million for the six months ended July 31, 1997. The increase in gross margin related to the aforementioned increase in contract revenue. The gross margin as a percentage of revenue decreased as, traditionally, larger contracts are bid at lower margins.

Selling, general and administrative expenses reported by the Corporation for the six months ended July 31, 1998 increased to $1.4 million as compared to $1.2 million for the same six month period of the prior fiscal year. The increase is primarily attributable to the addition of two new branch offices in Fiscal 1999 and the personnel necessary to support a higher level of activity.

The Corporation reported income from operations of $1.9 million in the six months ended July 31, 1998 as a result of the factors discussed above compared to an increase from operations of $0.5 million in the same six month period last year.

Interest expense decreased to $0.09 million in the current six month period compared to $0.11 million in the six months ended July 31, 1997 due to a significant decrease in the balance of indebtedness as compared to the prior fiscal year.

Interest income totaled $4,000 for the current six month period versus $9,000 in the same six month period of the prior fiscal year due to higher invested cash balances. Other income in the prior six month period was primarily generated from rental of equipment.

No provisions for federal income taxes were made during the six months ended July 31, 1998 and 1997 due to the utilization of net operating loss carryforwards for financial reporting purposes. State income tax provisions of $40,000 and $10,000 were made for the six-month periods ending July 31, 1998 and 1997, respectively.

Income from continuing operations for the six month period ending July 31, 1998 was $1,219,000 as compared to $424,000 for the same three months of the prior quarter.

The $200,000 loss from discontinued operations relates to the agreement in principal reached June 8, 1998 with the plaintiffs in the proported class action. The Corporation's share of the settlement is $173,000. Additionally, the Corporation incurred $27,000 of legal expenses in relation to the litigation.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity decreased during the six months ended July 31, 1998 as cash and short-term investments decreased by $0.36 million to $0.53 million compared to an increase in cash and short-term investments of $0.36 million in the six months ended July 31, 1997.

The decrease in fiscal 1998 was due to a $0.06 million cash outflow from operating activities, a $0.25 million outflow related to investing activities and a $0.05 million outflow associated with financing activities.

Cash outflows from operating activities of $0.06 million in the six months ended July 31, 1998 included a $1.2 million increase in accounts receivable, a $0.3 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of certain contract activity and a $1.2 million decrease in accounts payable. The aforementioned cash outflows from operating activities were offset, in part, by net income of $1 million generated during the six month period, a $0.2 million decrease in other current assets, a $0.6 million increase in accrued liabilities due to the timing of payments, a $0.3 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts and $0.3 million of depreciation and amortization.

Cash outflows associated with financing activities during the six months included $0.97 million of proceeds from the exercise of stock options and warrants which was offset by $1 million of principal payments and reduction of the outstanding balance on the line of credit.

The Corporation's cash outflows from investing activities of $0.25 million in the six months ended July 31, 1998 was attributable to the purchase of property, plant and equipment.

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

At July 31, 1998, the Corporation's backlog associated with its asbestos abatement business totaled $15.1 million ($6.6 million on fixed fee contracts and $8.5 million on time and materials or unit price contracts).

                           PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the action captioned Klein v. PDG Remediation, Inc., described
                                     -------------------------------
in the Corporation's Form 10-KSB for the year ended January 31, 1998.

On June 8, 1998 an agreement in principle to settle the class action litigation was reached with the plaintiffs' attorneys. Approval by both the Court and members of the class is still required. If approved, the Defendants, PDG Environmental and ICHOR (formerly PDG Remediation), will pay a total of $432,500 to settle the lawsuit. PDG Environmental's share of the settlement will be $173,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At July 31, 1998, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $166,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF STOCKHOLDERS

On July 15, 1998 the Annual Meeting of the Stockholders of PDG Environmental, Inc. was held in Pittsburgh, PA. At the meeting all of management's nominees were elected directors of the Corporation with the following vote:

               Votes For                                 6,625,252 to 6,634,324
               Votes Against                             19,636 to 28,708

Ernst & Young, LLP was reelected as the Corporation's auditors as follows:

               Votes For                                 6,807,831
               Votes Against                             4,433
               Abstained                                 124,763

The Amendment to the Corporation's Incentive Stock Option Plan was approved as follows:

               Votes For                                 6,463,179
               Votes Against                             255,788
               Abstained                                 156,149
               Not Voting                                61,912

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                                  EXHIBIT INDEX

                           EXHIBIT NO. AND DESCRIPTION

                                                            PAGES OF SEQUENTIAL
                                                              NUMBERING SYSTEM

27           Financial Data Schedule

  (b) The registrant did not file any current reports on Form 8-K during the three months ended July 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PDG ENVIRONMENTAL, INC.




                                     By /s/JOHN C. REGAN
                                       ----------------------------------
                                           John C. Regan
                                           Chairman and Chief Executive Officer








Date:  September 11, 1998