Form 10QSB
period 1998-10-31
PDG ENVIRONMENTAL INC
filed 1998-12-15
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998 OR


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


As of December 4, 1998, there were 8,381,696 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES


                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                        PAGE

    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of October 31, 1998 (unaudited) and
              January 31, 1998                                                                                          3

         (b)  Consolidated Statements of Operations for the Three Months Ended October 31, 1998
              and 1997 (unaudited)                                                                                      4

         (c)  Consolidated Statements of Operations for the Nine Months Ended October 31, 1998
              and 1997 (unaudited)                                                                                      5

         (d)  Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 1998
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

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    OCTOBER 31,           JANUARY 31,
                                                                                       1998                   1998*
                                                                                    -----------           -----------
                                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                                     $   624,000           $   892,000
Accounts receivable - net                                                             5,570,000             6,751,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                               1,066,000               725,000
Inventory                                                                               231,000               202,000
Other current assets                                                                    509,000               426,000
                                                                                    -----------           -----------

TOTAL CURRENT ASSETS                                                                  8,000,000             8,996,000

PROPERTY, PLANT AND EQUIPMENT                                                         4,949,000             4,527,000
Less:  accumulated depreciation                                                      (3,829,000)           (3,558,000)
                                                                                    -----------           -----------
                                                                                      1,120,000               969,000

OTHER ASSETS                                                                            415,000               372,000
                                                                                    -----------           -----------

TOTAL ASSETS                                                                        $ 9,535,000           $10,337,000
                                                                                    ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                    $ 1,956,000           $ 3,746,000
Accrued liabilities                                                                   1,164,000             1,416,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                              796,000               842,000
Current portion of long-term debt                                                       180,000               198,000
                                                                                    -----------           -----------

TOTAL CURRENT LIABILITIES                                                             4,096,000             6,202,000

OTHER LONG-TERM LIABILITIES                                                             140,000               140,000

LONG-TERM DEBT                                                                          577,000             1,628,000

MINORITY INTEREST                                                                       239,000               102,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                                14,000               400,000
Common stock                                                                            164,000               130,000
Additional paid-in capital                                                            6,239,000             4,571,000
Deficit                                                                              (1,934,000)           (2,836,000)
                                                                                    -----------           -----------

TOTAL STOCKHOLDERS' EQUITY                                                            4,483,000             2,265,000
                                                                                    -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 9,535,000           $10,377,000
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

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                                              FOR THE THREE MONTHS
                                                                                                ENDED OCTOBER 31,
                                                                                        --------------------------------
                                                                                           1998                  1997
                                                                                        ----------            ----------
CONTRACT REVENUES                                                                       $7,148,000            $6,204,000
CONTRACT COSTS                                                                           6,317,000             5,108,000
                                                                                        ----------            ----------

Gross margin                                                                               831,000             1,096,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                               731,000               689,000
                                                                                        ----------            ----------

Income from operations                                                                     100,000               407,000

OTHER INCOME (EXPENSE):
  Interest expense                                                                         (29,000)              (54,000)
  Interest income                                                                            2,000                 4,000
  Other income                                                                               4,000                 7,000
                                                                                        ----------            ----------
                                                                                           (23,000)              (43,000)
                                                                                        ----------            ----------
Income before income taxes and
  discontinued operations                                                                   77,000               364,000

INCOME TAX PROVISION                                                                       (20,000)               (5,000)

MINORITY INTEREST                                                                          (12,000)                    -
                                                                                        ----------            ----------

NET INCOME                                                                              $   45,000            $  359,000
                                                                                        ==========            ==========

PER SHARE OF COMMON STOCK - BASIC:                                                      $     0.01            $     0.06
                                                                                        ==========            ==========

PER SHARE OF COMMON SHARE - DILUTIVE                                                    $     0.01            $     0.05
                                                                                        ==========            ==========

AVERAGE COMMON SHARES OUTSTANDING                                                        7,820,000             6,017,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS
OUTSTANDING                                                                                712,000             1,197,000
                                                                                        ----------            ----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARES CALCULATION                                                                       8,532,000             7,214,000
                                                                                        ==========            ==========





See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                                              FOR THE NINE MONTHS
                                                                                                ENDED OCTOBER 31,
                                                                                       ---------------------------------
                                                                                          1998                   1997
                                                                                       -----------           -----------
CONTRACT REVENUES                                                                      $31,343,000           $16,003,000
CONTRACT COSTS                                                                          27,175,000            13,177,000
                                                                                       -----------           -----------

Gross margin                                                                             4,168,000             2,826,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                             2,157,000             1,907,000
                                                                                       -----------           -----------

Income (loss) from operations                                                            2,011,000               919,000

OTHER INCOME (EXPENSE):
   Interest expense                                                                       (121,000)             (161,000)
   Interest income                                                                           6,000                13,000
   Other income                                                                              4,000                27,000
                                                                                       -----------           -----------
                                                                                          (111,000)             (121,000)
                                                                                       -----------           -----------
Income (loss) before income taxes and discontinued
   operations                                                                            1,900,000               798,000

INCOME TAX PROVISION                                                                       (60,000)              (15,000)

MINORITY INTEREST                                                                         (576,000)                    -
                                                                                       -----------           -----------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                                             1,264,000               783,000

DISCONTINUED OPERATIONS
  Litigation settlement                                                                   (200,000)                    -
                                                                                       -----------           -----------

Net income (loss)                                                                      $ 1,064,000           $   783,000
                                                                                       ===========           ===========

PER SHARE OF COMMON STOCK - BASIC:

   INCOME BEFORE DISCONTINUED OPERATIONS                                               $      0.18           $      0.13
   DISCONTINUED OPERATIONS                                                                   (0.03)                    -
                                                                                       -----------           -----------

   NET INCOME PER SHARE                                                                $      0.15           $      0.13
                                                                                       ===========           ===========

PER SHARE OF COMMON STOCK - DILUTIVE:

  INCOME BEFORE DISCONTINUED OPERATIONS                                                $      0.16           $      0.11
  DISCONTINUED OPERATIONS                                                                    (0.02)                    -
                                                                                       -----------           -----------

  NET INCOME PER SHARE                                                                 $      0.14           $      0.11
                                                                                       ===========           ===========

AVERAGE COMMON SHARES OUTSTANDING                                                        7,181,000             5,961,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS
OUTSTANDING                                                                                856,000             1,065,000
                                                                                       -----------           -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                                        8,037,000             7,026,000
                                                                                       ===========           ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                                             FOR THE NINE MONTHS
                                                                                               ENDED OCTOBER 31,
                                                                                       ---------------------------------
                                                                                           1998                  1997
                                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                      $ 1,064,000           $   783,000

ADJUSTMENTS TO RECONCILE NET
  INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                                                          453,000               249,000
    Minority Interest                                                                      137,000                     -


CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                                  1,181,000            (1,436,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                            (341,000)             (133,000)
    Inventory                                                                              (29,000)               31,000
    Prepaid income taxes                                                                    (8,000)                3,000
    Other current assets                                                                   280,000               263,000
    Accounts payable                                                                    (2,145,000)              (78,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                             (46,000)              539,000
    Accrued liabilities                                                                   (252,000)               35,000
    Other                                                                                  (27,000)              (17,000)
                                                                                       -----------           -----------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                                             (1,387,000)             (793,000)
                                                                                       -----------           -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  267,000               239,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                             (450,000)             (391,000)
    Proceeds from the sale of property, plant and equipment                                      -                 1,000
                                                                                       -----------           -----------
NET CASH USED BY INVESTING ACTIVITIES                                                     (450,000)             (390,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                                   984,000                35,000
    Proceeds from debt                                                                           -             2,194,000
    Principal payments on debt                                                          (1,069,000)           (1,850,000)
                                                                                       -----------           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  (85,000)              379,000
                                                                                       -----------           -----------

Net Increase in Cash and Short-Term Investments                                           (268,000)              228,000
Cash and Short-Term Investments, Beginning of Period                                       892,000               429,000
                                                                                       -----------           -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                                         $   624,000           $   657,000
                                                                                       ===========           ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1998
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. Additionally, the results of PDG/Philip, L.P. (the "Venture") in which the Corporation holds a 60% interest, are consolidated since the Corporation is the majority owner of the Venture and exercises day-to-day operating control.

The accompanying financial statements of the Corporation are unaudited and prepared in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended October 31, 1998 were of a normal, recurring nature. The amounts presented for the three and nine months ended October 31, 1998 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 1998 dated March 26, 1998 and Quarterly Reports on Form 10-QSB of the Corporation for the quarter ended April 30, 1998 dated June 12, 1998 and for the quarter ended July 31, 1998 dated September 11, 1998, and should be read in conjunction with this quarterly report.

The Corporation does not have any items which would require adjustments to arrive at comprehensive income.

NOTE 2 - FEDERAL INCOME TAXES

No federal income taxes have been provided for the three and nine months ended October 31, 1998 due to the existence of unused net operating loss carryforwards. The Corporation has recorded a provision for state income taxes.

Income taxes paid by the Corporation for the nine months ended October 31, 1998 and 1997 totaled approximately $68,000 and $13,000, respectively.

NOTE 3 - DEBT

On August 25, 1997, the Corporation closed on a new $2 million credit facility consisting of a 5-year $0.5 million equipment note and a 3-year revolving line of credit with a maximum advance of $1.5 million. Both the equipment note and the line of credit have an interest rate of prime plus 3.5%.

The proceeds of the financing fully satisfied the remaining outstanding balance on the line of credit formerly maintained by the Corporation with Drummond Corporation and provide working capital for the Corporation. As of October 31, 1998, the outstanding balance on the revolving line of credit was zero.

During fiscal 1996, the Corporation entered into two agreements guaranteeing a former subsidiary, PDG Remediation, Inc. ("PDGR") now ICHOR Corporation ("ICHOR") accounts receivable financed by Sirrom Environmental Funding, LLC ("Sirrom"). At October 31, 1998, the balance guaranteed by the Corporation was approximately $130,000. It is expected that the remaining outstanding receivables covered by the guarantee will be paid by ICHOR's customer during the remainder of Fiscal 1999, thus eliminating the Corporation's remaining guarantee.

The Corporation paid interest costs totaling approximately $73,000 and $163,000 during the nine months ended October 31, 1998 and 1997, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $6,000 at October 31, 1998. At October 31, 1998, there were 6,000 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder. During the quarter ending October 31, 1998, 161,338 shares of preferred stock were converted into 710,209 shares of common stock.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted earnings per share from continuing operations:


                                                                                             FOR THE NINE MONTHS
                                                                                                ENDED JULY 31,
                                                                                        1998                     1997
                                                                                      ----------------------------------
  NUMERATOR:

  Income from continuing operations                                                   $1,264,000              $  783,000
  Preferred stock dividends                                                               (1,000)                (25,000)
                                                                                      ----------              ----------
  Numerator for basic earnings per share--income available
      to common stockholders                                                           1,263,000                 758,000

  Effect of dilutive securities:
      Preferred stock dividends                                                            1,000                  25,000
                                                                                      ----------              ----------

  Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                                           1,264,000                 783,000
                                                                                      ----------              ----------

DENOMINATOR:

  Denominator for basic earnings per share--weighted average shares                    7,181,000               5,961,000

  Effect of dilutive securities:
    Employee stock options                                                               796,000                 252,000
    Warrants                                                                              34,000                  87,000
    Convertible preferred stock                                                           26,000                 726,000
                                                                                      ----------              ----------

  Dilutive potential common shares                                                       856,000               1,065,000
                                                                                      ----------              ----------
    Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                                    8,037,000               7,026,000
                                                                                      ==========              ==========

BASIC EARNINGS PER SHARE                                                              $     0.18              $     0.13
                                                                                      ==========              ==========

DILUTED EARNINGS PER SHARE                                                            $     0.16              $     0.11
                                                                                      ==========              ==========

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:


                                                                                             FOR THE THREE MONTHS
                                                                                               ENDED OCTOBER 31,
                                                                                         1998                    1997
                                                                                      ----------------------------------
NUMERATOR:

  Net Income                                                                          $   45,000              $  359,000
  Preferred stock dividends                                                                                       (8,000)
                                                                                      ----------              ----------
  Numerator for basic earnings per share--income available
      to common stockholders                                                              45,000                 351,000

  Effect of dilutive securities:
      Preferred stock dividends                                                                -                   8,000
                                                                                      ----------              ----------

  Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                                              45,000                 359,000
                                                                                      ----------              ----------

DENOMINATOR:

  Denominator for basic earnings per share--weighted average shares                    7,820,000               6,017,000

  Effect of dilutive securities:
    Employee stock options                                                               659,000                 349,000
    Warrants                                                                              27,000                 122,000
    Convertible preferred stock                                                           26,000                 726,000
                                                                                      ----------              ----------

  Dilutive potential common shares                                                       712,000               1,197,000
                                                                                      ----------              ----------
    Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                                    8,532,000               7,214,000
                                                                                      ==========              ==========

BASIC EARNINGS PER SHARE                                                              $     0.01              $     0.06
                                                                                      ==========              ==========

DILUTED EARNINGS PER SHARE                                                            $     0.01              $     0.05
                                                                                      ==========              ==========


NOTE 6 - LITIGATION SETTLEMENT

As discussed in further detail in Item 3. Legal Proceedings contained in the Corporation's Annual Report on Form 10-KSB for the year ended January 31, 1998, the Corporation, PDGR, certain of PDGR's officers and directors and the underwriters of PDGR's initial public offering were named as defendants in a purported class action lawsuit involving the purchase by all persons and entities of PDGR's common stock from February 9, 1995, through May 23, 1995. The action alleged that the defendants violated certain federal securities laws.

On June 8, 1998 an agreement in principle to settle the litigation was reached with the plaintiffs' attorneys. In October 1998, the Court and members of the class approved the settlement which required that the Defendants, the Corporation and ICHOR (formerly PDGR), pay a total of $432,500 to settle the lawsuit. The Corporation's share of the settlement was $173,000. Additionally, the Corporation incurred $27,000 of legal expenses in relation to the litigation. The $200,000 expense was reflected in the Fiscal 1999 second quarter (July 31, 1998) financial statements as a discontinued operations item as it relates to ICHOR which was accounted for as a discontinued operation. The Corporation paid its portion to the settlement fund in October 1998. The Court has set a final hearing date of January 26, 1999, at which time, the Court will consider any objections to the settlement. If no objections are raised to the settlement, it is likely that the Court will finally approve the settlement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997

The Corporation's contract revenues increased by approximately 15% to $7.1 million during the three months ended October 31, 1998 ("Fiscal 1999") compared to $6.2 million in the three months ended October 31, 1997 ("Fiscal 1998"). The increase in revenues was due to the Corporation entering the current fiscal year with a greater backlog of contracts and securing a number of significant new contracts during the current fiscal year.

The Corporation's gross margin decreased to $0.8 million in the third quarter of fiscal 1999 compared to $1.1 million in the third quarter of fiscal 1998. The decrease in gross margin was primarily attributable to significant additional cost overruns of $0.5 million at a major project in Philadelphia and negative contract adjustments totalling $0.4 million in Atlanta where the Company has closed its branch office. These items were partially offset by positive results at the Company's other offices and a positive adjustment of $0.55 million in accrued insurance costs based upon an analysis of the Company's open liabilities and an improved safety record.

Selling, general and administrative expenses increased slightly to $0.73 million in the three months ended October 31, 1998 compared to $0.69 million in the three months ended October 31, 1997. The increase is primarily attributable to the acquisition of the Phoenix office in December 1997 and to personnel necessary to support a higher level of activity.

As a result of the factors described above, the Corporation reported income from operations of $0.1 million in the current three month period compared to $0.41 million for the same three months of the prior fiscal year.

The Corporation's interest expense decreased to $29,000 for the three months ended October 31, 1998 from $54,000 for the three months ended October 31, 1997. The Corporation's interest expense decreased due to the refinancing of the line of credit facility in August 1997 and a lower average borrowed balance during the current quarter.

During the three months ended October 31, 1998 and 1997, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. The Corporation recorded state income tax provisions of $20,000 and $5,000 during the three months ended October 31, 1998 and 1997, respectively.

NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

The Corporation's contract revenues increased by approximately 96% to $31.3 million for the nine months ended October 31, 1998 compared to $16.0 million for the nine months ended October 31, 1997.

The increase in revenues was due to the Corporation entering the current fiscal year with a greater backlog of contracts and the significant contribution to revenue that the $12 million Keystone contract (completed in June 1998) made in the current year.

The gross margin reported by the Corporation in the nine months ended October 31, 1998 increased to $4.2 million compared to $2.8 million for the nine months ended October 31, 1997. The increase in gross margin primarily related to the aforementioned increase in contract revenues but was negatively impacted by a $0.75 million cost overrun on a major project in Philadelphia and negative contract adjustments totalling $0.425 million in Atlanta where the Company has closed its branch office. Also impacting the current period's gross margin was a positive adjustment of $0.55 million in accrued insurance costs based upon an analysis of the Company's open liabilities and an improved safety record.

Selling, general and administrative expenses reported by the Corporation for the nine months ended October 31, 1998 increased to $2.2 million as compared to $1.9 million in the same nine month period of the prior fiscal year.

The increase is primarily attributable to the acquisition of the Phoenix office in December 1997 and the personnel necessary to support a higher level of activity.

The Corporation reported income from operations of $2.0 million in the nine months ended October 31, 1998 as a result of the factors discussed above compared to income from operations of $0.9 million in the same nine month period last year.

Interest expense decreased to $0.12 million in the current nine month period compared to $0.16 million in the nine months ended October 31, 1997 due to a significant decrease in the balance of indebtedness as compared to the prior fiscal year and to the previously discussed refinancing of the credit facility.

Interest income totaled $6,000 for the current nine month period versus $13,000 in the same nine month period of the prior fiscal year due to lower invested cash balances. Other income in the prior nine month period was primarily generated from rental income.

No provision for federal income taxes was made during the nine months ended October 31, 1998 and 1997 due to the utilization of net operating loss carryforwards for financial reporting purposes. State income tax provisions of $60,000 and $15,000 were made during the nine months ended October 31, 1998 and 1997, respectively.

The $200,000 loss from discontinued operations relates to the agreement in principle reached on June 8, 1998 with the plaintiffs in the proported class action. The Corporation's share of the settlement is $173,000. The Corporation also incurred $27,000 of legal expenses in relation to the litigation. Refer to
Note 6 - Litigation Settlement on page 9 for additional details.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash liquidity decreased during the nine months ended October 31, 1998 as cash and short-term investments decreased by $0.3 million to $0.6 million.

The decrease in cash during the current nine month period is principally attributable to cash outflows associated with investing activities of $0.45 million and financing activities of $0.09 million. These cash outflows were partially offset by cash inflows from operating activities of $0.27 million.

Cash inflows provided by operating activities of $0.27 million in the nine months ended October 31, 1998 included $1.06 million of net income generated in the current period, a $1.2 million reduction in accounts receivable primarily due to the completion of the Keystone project, a $0.3 million reduction in other current assets and $0.45 million of depreciation and amortization. The aforementioned cash inflows from operating activities were partially offset by a $2.15 million decrease in accounts payable primarily due to the completion of the Keystone project, $0.34 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of contract billings and a $0.25 million decrease in accrued liabilities.

Cash outflows associated with financing activities during the current nine months included $1.0 million of proceeds from the exercise of stock options and warrants offset by $1.07 million of principal payments and reduction of the outstanding balance of the line of credit.

The Corporation's investing activities of $0.45 million in the nine months ended October 31, 1998 were for the purchase of property, plant and equipment.

During the nine months ended October 31, 1997, the Corporation's cash increased by $0.23 million to $0.66 million. This increase in cash was due to cash provided by operating activities of $0.2 million and cash provided by financing activities of $0.4 million. These inflows were partially offset by cash used for investing activities of $0.4 million.

The Corporation's cash inflows of $0.2 million from operating activities principally included net income of $0.78 million generated during the period, depreciation and amortization of $0.25 million, a $0.26 million decrease in other current assets and a $0.54 million increase in billings in excess of costs and estimated earnings on uncompleted contracts. These cash flows were partially offset by a $1.44 million increase in accounts receivable reflecting the related increase in revenues, a $0.13 million increase in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.08 million decrease in accounts payable.

The Corporation's financing activities included proceeds of $0.375 million received in May 1997 from the refinancing of the $0.29 million mortgage. Additionally, a $0.5 million five-year term loan and a $1.5 million three-year revolving line of credit were finalized in August 1997 to repay the $1.41 million line of credit with Drummond Corporation that had matured. Proceeds from the exercise of stock options and warrants amounted to $0.04 million.

During the nine months ended October 31, 1997, cash outflows associated with investing activities of $0.4 million related to the purchase of property, plant and equipment.

At October 31, 1998, the Corporation's backlog associated with its asbestos abatement business totaled $15.4 million ($8.8 million on fixed fee contracts and $6.6 million of expected revenues on time and materials or unit price contracts).

PROSPECTIVE INFORMATION

Effective November 1, 1998, the Corporation entered into an agreement (the "Agreement") with Environmental Control & Abatement, Inc. ("EC&A"), Environmental Remediation Services, Inc. ("ERS") (collectively the "Businesses") and William A. Lemire ("Lemire") for the purchase of selected assets and assumption of contracts of the Businesses. The Businesses are based in St. Louis and Chicago and provide environmental remediation services.

                           PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

With respect to the action captioned Klein v. PDG Remediation, Inc., described in the Corporation's Form 10-K for the fiscal year ended January 31, 1998, on June 8, 1998, an agreement in principle to settle the class action litigation was reached with the plaintiff's attorneys. In October 1998, the Court preliminarily approved the settlement and ordered that notice be sent to the class members. The Court has set as a final hearing date of January 26, 1999, at which time the Court will consider any objections to the settlement. If no objections are raised to the settlement, it is likely that the Court will finally approve the settlement and the monies presently held in the settlement fund will be distributed to the plaintiff class upon the filing of a proof of claim and release in the lawsuit. The Corporation and ICHOR (formerly PDG Remediation) paid a total of $432,500 to settle the lawsuit. The Corporation's share of the settlement was $173,000 and was paid into the settlement fund in October 1998.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At October 31, 1998, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $6,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

                                  EXHIBIT INDEX

                           EXHIBIT NO. AND DESCRIPTION

                                                                                                       PAGES OF SEQUENTIAL
                                                                                                         NUMBERING SYSTEM
27           Financial Data Schedule

(b) The registrant did not file any current reports on Form 8-K during the three months ended October 31, 1998.

             A Form 8-K was filed on November 20, 1998 to disclose the acquisition of selected assets and the assumption of contracts of Environmental Control and Abatement, Inc. and Environmental
             Remediation Services, Inc. as further discussed in the previous
             "Prospective Information" section of this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PDG ENVIRONMENTAL, INC.




                                        By /s/ John C. Regan
                                          ------------------------------------
                                          John C. Regan
                                          Chairman and Chief Executive Officer








Date:  December 14, 1998