Form 10KSB
period 1999-01-31
PDG ENVIRONMENTAL INC
filed 1999-05-17
CIK 771485

                                                                     (Conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,772,729 as of April 19, 1999, computed on the basis of the average of the bid and asked prices on such date.

As of April 19, 1999 there were 8,396,696 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

In December 1997, the Corporation and Philip Environmental Services Corporation ("Philip") formed a limited partnership, PDG/Philip, L.P. ("Venture"). The Corporation was both a general and limited partner of the Venture and holds a 60% ownership share. The Venture performed a $12 million asbestos abatement contract which was completed by the end of the second quarter of fiscal 1999. The Venture will be dissolved in fiscal 2000 with the filing of the final income tax return.

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

The registrant's asbestos abatement operations have been generally concentrated in the northeastern, mid-atlantic, southeastern and southwestern portions of the United States. The majority of the registrant's national marketing efforts are performed by members of senior management located in the headquarters facility in Monroeville, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in New York City, New York; Hazleton and Export, Pennsylvania; Fort Lauderdale, Florida; Houston, Texas; Phoenix, Arizona; Chicago, Illinois; St. Louis, Missouri and Rock Hill, South Carolina. Since the registrant and its subsidiaries are able to perform asbestos abatement work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts.

SUPPLIERS AND CUSTOMERS

The registrant purchases the equipment and supplies used in the asbestos abatement business from a number of manufacturers. One of these manufacturers (Aramsco, Inc.) accounted for 34% of the registrant's asbestos abatement purchases in fiscal 1999. The items purchased are made from the vendor's available stock and are not covered by a formalized agreement.

The customers of the registrant's asbestos abatement business include both private sector clients and government or publicly funded entities. In fiscal 1999, the registrant estimates that approximately 58% of its operating subsidiaries' revenues were derived from private sector clients, 37% from government contracts and 5% from schools. Due to the nature of the registrant's business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For the year ended January 31, 1999, one customer, an agency of the Commonwealth of Pennsylvania, accounted for 27.3% of the registrant's consolidated revenues for that year.

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

BACKLOG

The registrant and its operating subsidiaries had asbestos abatement backlog orders totaling approximately $16.7 million and $27.6 million at January 31, 1999 and 1998, respectively. The backlog at January 31, 1999 consisted of $8.2 million of uncompleted work on fixed fee contracts and an estimated $8.5 million of work on time and materials or unit price contracts. The backlog at January 31, 1998 totaled $27.6 million and consisted of $17.7 million of uncompleted work on fixed fee contracts and an estimated $9.9 million of work to be completed on time and materials or unit price contracts. The decrease in backlog is primarily attributable to the $10.1 million remaining to be completed on the Keystone project at January 31, 1998. The Keystone project was completed in the second quarter of fiscal 1999. The Company, from time to time, enters into fixed-price subcontracts which tends to reduce the risk to the Company on fixed-price contracts.

The backlog represents the portion of contracts which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. The Company is currently working on virtually all of the contracts in its January 31, 1999 backlog and anticipates that approximately 91% of this backlog will be completed and realized as revenue by January 31, 2000 in accordance with the terms of the applicable contracts between the registrant and the owners of these properties. The remaining 9% is expected to be completed and realized as revenue subsequent to January 31, 2000. Approximately 80% of the backlog existing at January 31, 1998 was completed and recognized as revenue by January 31, 1999 with the remaining 20% expected to be completed and realized as revenue during the year ending January 31, 2000.


                                    EMPLOYEES
                                    ---------

As of January 31, 1999, the registrant employs approximately 95 employees consisting of senior management and staff employees between its headquarters in Monroeville and branch offices located in New York City, NY; Hazleton, PA; Export, PA; St. Louis, MO; Chicago, IL; Fort Lauderdale, FL; Houston, TX; Phoenix, AZ and Rock Hill, SC. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. The registrant also employs laborers for field operations based upon specific projects; therefore, the precise number varies based upon the outstanding backlog. Approximately 225 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the field laborers who provide services to the registrant are represented by a number of different unions. In every case, the Company is a member of a multi-employer plan. Management considers its employee labor relations to be good.

ITEM 2. PROPERTIES

As of January 31, 1999, the registrant leases certain office space for its executive offices in Monroeville totaling 3,500 square feet. In addition, a combination of warehouse or shop and office space is leased in Houston (3,990 square feet), St. Louis (7,000 square feet), Chicago (2,000 square feet), Hazleton (1,800 square feet), Fort Lauderdale (3,800 square feet), Rock Hill (4,943 square feet), Phoenix (2,400 square feet) and New York City (3,800 square feet).

The registrant also owns a 15,000 square foot office/warehouse situated on approximately six (6) acres in Export, Pennsylvania which is subject to a mortgage of $307,000 at January 31, 1999.

ITEM 3. LEGAL PROCEEDINGS

On June 30, 1995, an action, caption Klein v. PDG Remediation, Inc., et al., No. CIV-4954 (DAB), was filed in the United States District Court for the Southern District of New York asserting federal securities law claims against the registrant, its directors and certain of its officers, PDGR and the underwriters of the registrant's initial public offering. The Klein action was brought as a purported class action on behalf of the named plaintiff and all persons and entities who purchased PDGR's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff alleged that the defendants violated Sections 11 and/or 15 of the Securities Act of 1933, as amended, and Section 12(2) of the Securities Exchange Act of 1934, as amended, by issuing or participating in the issuance of the registration statement and prospectus which contained material misstatements or omissions, and that the purported class members purchased shares of Common Stock in reliance on the allegedly false and misleading registration statement and prospectus. Specifically, the plaintiff alleged that the defendants knew or should have known that the Florida reimbursement program in which PDGR participates was operating at a deficit and was being revised to eliminate funding of remediation activities for lower priority sites. The plaintiffs were seeking certification of the action as a class action and recision of the purchase of shares of common stock by members of the purported class or statutory damages, as well as interest, attorneys' fees and other costs and expenses. On June 8, 1998, an agreement in principle to settle the class action litigation was reached with the plaintiff's attorneys. In October 1998, the Court preliminarily approved the settlement and ordered that notice be sent to the class members. On January 26, 1999, the Court finally approved the settlement and the monies presently held in the settlement fund are to be distributed to the plaintiff class upon the filing of a proof of claim and release in the lawsuit. The registrant and ICHOR (formerly PDG Remediation) paid a total of $432,500 to settle the lawsuit. The registrant's share of the settlement was $173,000 and was paid into the settlement fund in October 1998.

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

                                                                        MARKET PRICE RANGE
                                                           FISCAL 1999                      FISCAL 1998
                                                           -----------                      -----------

                                                      HIGH            LOW            HIGH             LOW
                                                      ----            ---            ----             ---
            First Quarter                          $   2.28         $  1.37         $  0.81         $   0.42
            Second Quarter                             1.68            1.03            0.87             0.56
            Third Quarter                              1.37            0.68            1.12             0.71
            Fourth Quarter                             1.12            0.75            2.18             1.06

At April 19, 1999, the registrant had 2,167 stockholders of record.


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

ITEM 6. SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the registrant for the five fiscal years ended January 31, 1999.

                                                                   FOR THE YEARS ENDED JANUARY 31,
                                                     1999           1998*         1997           1996          1995
                                                   ------------------------------------------------------------------
                                                                    (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA
Contract revenues                                  $ 36,828       $ 24,610      $  16,183     $ 16,215      $  17,659
Gross margin                                          5,306          4,319          2,485        1,442          2,178
Income (loss) from operations                         2,317            667             (6)      (1,567)          (591)
Other income (expense)                                 (147)          (168)          (178)         920           (423)
Income (loss) from continuing operations              1,310            377           (184)        (750)        (1,038)
Income (loss) from discontinued operations             (200)            --           (302)      (1,701)           896
Net income (loss)                                     1,110            377           (486)      (2,451)           473

COMMON SHARE DATA
Net income (loss) from continuing
  operations per common share:
    Basic                                              0.18           0.06          (0.04)       (0.14)         (0.20)
    Diluted                                            0.16           0.06          (0.04)       (0.14)         (0.20)
Net income (loss) per common share:
    Basic                                              0.15           0.05          (0.09)       (0.44)          0.08
    Diluted                                            0.14           0.05          (0.09)       (0.44)          0.08

Weighted average common shares outstanding            7,437          6,060          5,913        5,670          5,360

BALANCE SHEET DATA
Working capital                                    $  3,507       $  2,794      $     409     $  3,110     $    3,177
Total assets                                          9,564         10,337          6,165        7,564          9,690
Long-term obligations                                 1,120          1,768            372        2,766            510
Total stockholders' equity                            4,801          2,265            762        1,218          3,609

*Restated (See Footnote 1 to Financial Statements).

The year ended January 31, 1998 includes a $0.9 million non cash charge for compensation expense associated with common stock issuable under options.

The years ended January 31, 1999, 1997, 1996 and 1995 include gain (loss) from discontinued operations of ($0.2 million), ($0.3 million), ($1.7 million) and $0.9 million respectively; ($0.02), ($0.05), ($0.30) and $0.13 per common share respectively. For the year ended January 31, 1996, other income includes a gain of $1.4 million on the sale of 40.5% of its investment in PDGR.

The year ended January 31, 1995 includes an extraordinary item related to the early extinguishment of debt totaling $0.6 million ($0.09 per common share).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The registrant, through its operating subsidiaries, provides asbestos abatement services to the public and private sectors.

The following paragraphs are intended to highlight key operating trends and developments in the registrant's operations and to identify other factors affecting the Company's consolidated results of operations for the three years ended January 31, 1999.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

During the year ended January 31, 1999, (fiscal 1999) the registrant's consolidated revenues increased to $36.8 million as compared to $24.6 million the previous fiscal year ended January 31, 1998 (fiscal 1998). The majority of the increase was due to $10.1 million of revenue from the Keystone contract recognized in fiscal 1999. Additionally, the St. Louis and Chicago operations, acquired November 1, 1998, contributed $0.8 million of revenue in the fourth quarter.

The registrant's reported gross margin increased to $5.3 million in fiscal 1999 compared to $4.3 million in fiscal 1998. The increased margin in fiscal 1999 was due to the margin of the aforementioned Keystone project but was negatively impacted by a $0.75 million cost overrun on a major contract in Philadelphia and negative contract adjustments of $0.47 million in Atlanta where the Company has closed its office. Also impacting fiscal 1999's gross margin was a positive adjustment of $0.59 million in accrued insurance costs based upon an analysis of the Company's open liabilities and an improved safety record.

Selling, general and administrative expenses increased in fiscal 1999 to $3.0 million compared to $2.8 million in fiscal 1998. The increase is primarily attributable to the acquisition of the St. Louis and Chicago offices in November 1998 and the Phoenix office in December 1997 and the personnel necessary to support a higher level of activity.

As a result of the factors discussed above, the registrant reported an income from operations in fiscal 1999 of $2.3 million compared to an income from operations of $1.5 million in fiscal 1998 before a non cash charge of $0.9 million for stock compensation expense.

Interest expense decreased to $0.16 million in fiscal 1999 compared to $0.22 million in fiscal 1998 as a result of a significant reduction in both the outstanding balance on the indebtedness and the related interest rate. Interest income decreased to $8,000 in fiscal 1999 compared to $16,000 in fiscal 1998 due to the lower invested cash balances during the current year.

Other income in fiscal 1999 totaled approximately $3,000 versus $36,000 in fiscal 1998.

As a result of net operating loss carryforwards for book purposes, there was no federal income tax provision in fiscal 1999 and 1998. A $309,000 and $20,000 state income tax provision was made in fiscal 1999 and 1998, respectively.

The $200,000 loss from discontinued operations in fiscal 1999 relates to the resolution reached June 8, 1998 with the plaintiffs in the class action discussed previously in Item 3. The registrant's share of the settlement was $173,000. The registrant also incurred $27,000 in legal expenses related to the litigation.

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

The factors discussed above resulted in the registrant reporting income from operations of $1.5 million in fiscal 1998 before a non-cash charge of $0.9 million to reflect compensation expense associated with the qualified incentive stock option plan compared to loss from operations of $0.01 million in fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 1999

During fiscal 1999, the registrant experienced a decrease in liquidity of $0.6 million as cash and short-term investments decreased from $0.9 million at January 31, 1998 to $0.3 million at January 31, 1999. The decrease in liquidity in fiscal 1999 was attributable to cash inflows in the amount of $0.2 million from operating activities and $0.03 million from financing activities more than offset by $0.8 million used to fund the purchase of property, plant and equipment and the acquisition of two businesses.

Specifically, cash inflows from operating activities were generated by a net income of $1.1 million, a decrease in accounts receivable of $1.5 million, a decrease in other current assets of $0.4 million, decrease in prepaid income taxes of $0.2 million and $0.7 million of depreciation and amortization. Cash outflows related to the costs and estimated earnings in excess of estimated earnings on uncompleted contracts which increased by $0.3 million, inventories which increased by $0.1 million, accounts payable which decreased $2.6 million, billings in excess of costs and estimated earnings on uncompleted contracts which decreased by $0.2 million and accrued liabilities which decreased by $0.4 million. The decrease in accounts receivable and accounts payable was primarily attributable to the completion in fiscal 1999 of the Keystone project which was in process at January 31, 1998. This resulted in the liquidation of the balances related to the Keystone job.

The $0.03 million from financing activities during fiscal 1999 included $1.0 million of proceeds from the exercise of stock options and warrants offset by $0.9 million of principal payments and reduction of the outstanding balance of the line of credit and $0.02 million expended to repurchase 27,100 shares of the Company's common stock into the treasury.

The registrant's investing activities of $0.8 million during fiscal 1998 was attributable to $0.5 million of purchases of property, plant and equipment and $0.3 million for the acquisition of two asbestos abatement businesses located in the Midwest.

During fiscal 1996, the registrant entered into two agreements guaranteeing ICHOR accounts receivable financed by Sirrom Environmental Funding, LLC ("Sirrom"). At January 31, 1997, the balance guaranteed by the registrant under the two agreements was approximately $3 million. Subsequent to January 31, 1997, ICHOR's customer has made significant payments reducing the amount of the registrant's guarantee to approximately $130,000 at January 31, 1999. It is expected that the remaining outstanding receivables covered by the guarantee will be paid by ICHOR's customer during the first half of Fiscal 2000, eliminating the registrant remaining guarantee.

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

Specifically, cash inflows from operating activities were generated by net income of $0.4 million, a $0.9 million provision for common stock issuable under stock options, depreciation and amortization of $0.4 million, a $1.8 million increase in accounts payable, a $0.3 increase in other current assets, a $0.2 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and a $0.1 million increase in accrued liabilities. Cash outflows related to operating activities included a $3.1 million increase in accounts receivable and a $0.1 million increase in costs and estimated earnings in excess of billings on uncompleted contracts. The increases in accounts receivable and accounts payable are attributable to the significant (52%) increase in revenues from fiscal 1997 to fiscal 1998.

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

IMPACT OF YEAR 2000

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

The Company has completed an assessment of the Year 2000 issue and has determined which systems are vulnerable and need correction. All internal systems have been corrected with the exception of the Company's accounting system, which is under a maintenance contract with the outside vendor. The outside vendor has the Year 2000 compliance version ready, and the Company is scheduled to have implementation of the updated version complete during the second quarter fiscal 00.

The costs of both internal and external resources incurred through January 31, 1999 and projected to be incurred in fiscal 2000 to make the necessary Year 2000 modifications have not and are not expected to be material.

Management of the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete the remaining phases, the Company will not be able to process their accounting records in a timely fashion. This would cause disruptions in invoicing customers, paying vendors, accounting for construction activity and collecting payments. In addition, disruptions in the general economy of the United States generally resulting from Year 2000 issues could have an adverse affect upon the Company. The amount of potential liability and lost revenues cannot be reasonably estimated at this time.

The Company currently has no contingency plan in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in June 1999 and determine whether such a plan is necessary.

The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Company expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 testing, adequate resolution of Year 2000 Issues by businesses and other third parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

MARKET RISK

Due to current conditions in the credit markets and considering the terms of the Company's borrowing facility, the Company believes interest rate exposure is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiaries and the report of Ernst & Young LLP are submitted in a separate section of this report.

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

                                    PART III

The information called for by Part III (Items #10, 11, 12 and 13) is incorporated herein by references to the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) AND (2) The following consolidated financial statements and financial statement schedule of the registrant and its subsidiaries are included in
Item 8.

                                                                                                                      PAGE
Report of Independent Auditors.........................................................................................F-1

Consolidated Balance Sheets as of January 31, 1999 and 1998............................................................F-2

Consolidated Statements of Operations for the Years Ended January 31, 1999, 1998 and 1997..............................F-4

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended January 31, 1999, 1998 and 1997.........F-5

Consolidated Statements of Cash Flows for the Years Ended January 31, 1999, 1998 and 1997..............................F-6

Notes to Consolidated Financial Statements for the Three Years Ended January 31, 1999, 1998 and 1997...................F-7

Schedule II - Valuation and Qualifying Accounts.......................................................................F-19

         All other schedules for PDG Environmental, Inc. and consolidated subsidiaries for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) EXHIBITS:

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

3.4            Agreement of Limited Partnership of PDG/Philip, L.P. dated
               December 1997 between PDG, Inc., PDG Environmental, Inc. and
               Philip Environmental Services Corporation filed as Exhibit 3.4 to the registrant's Annual Report on Form 10-KSB for the year ended
               January 31, 1998, is incorporated herein by reference.

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

10.13          Professional Consulting Agreement dated April 24, 1998 between
               Len Turano and PDG Environmental, Inc. filed as Exhibit 10(a) of the PDG Environmental, Inc. Quarterly Report on Form 10-Q for the quarter ended April 30, 1998, is incorporated herein by reference.

10.14          Asset Purchase Agreement dated November 1, 1998 by and among
               Environmental Control & Abatement, Inc., Environmental
               Remediation Services, Inc. and William A. Lemire and Project
               Development Group, Inc. and PDG Environmental, Inc. filed as
               Exhibit 2 of PDG Environmental, Inc. Form 8-K dated November 20,
               1998, is hereby incorporated herein by reference.

                                                                                                                PAGES
                                                                                                            OF SEQUENTIAL
                                           EXHIBIT INDEX                                                   NUMBERING SYSTEM
                                           -------------                                                   ----------------
10.15          Investment Banking Agreement dated January 11, 1999 by and among
               PDG Environmental, Inc. and M. H. Meyerson & Co., Inc.

21             List of subsidiaries of the registrant.

23             Consent of independent auditors.

24             Power of attorney of directors.

27             Financial data schedule.

(b)            REPORTS ON FORM 8-K

               The registrant filed the following Current Reports on Form 8-K during the three months ended January 31, 1999.

               Filing of Form 8-K on November 20, 1998 of Asset Purchase Agreement as of November 1, 1998 by and among Environmental Control & Abatement, Inc., Environmental Remediation Services, Inc. and William A. Lemire and Project Development Group, Inc. and PDG Environmental, Inc.

               Filing of Form 8-KA on January 19, 1999 Financial Statements of Businesses Acquired (Environmental Control & Abatement, Inc. and Environmental Remediation Services, Inc.) and related pro forma financial information.

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



Date: May 13, 1999



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John C. Regan                                                 May 13, 1999
---------------------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)



Richard A. Bendis, Director                      By /s/ John C. Regan
                                                 -------------------------------
                                                 John C. Regan, Attorney-in-Fact
                                                 May 13, 1999




Edgar Berkey, Director                           By /s/ John C. Regan
                                                 -------------------------------
                                                 John C. Regan, Attorney-in-Fact
                                                 May 13, 1999




James D. Chiafullo, Director                     By /s/ John C. Regan
                                                 -------------------------------
                                                 John C. Regan, Attorney-in-Fact
                                                 May 13, 1999




Edwin J. Kilpela, Director                       By /s/ John C. Regan
                                                 -------------------------------
                                                 John C. Regan, Attorney-in-Fact
                                                 May 13, 1998

                             PDG ENVIRONMENTAL, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                             ITEMS 8, 14(c) AND (d)
                FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PDG Environmental, Inc.


We have audited the accompanying consolidated balance sheets of PDG Environmental, Inc. (the "Corporation") as of January 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1999. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. at January 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company has restated its previously-issued 1998 financial statements.




/s/ Ernst & Young LLP



Pittsburgh, Pennsylvania
April 1, 1999

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                            JANUARY 31,
                                                                                     1999                   1998*
                                                                                -----------------------------------
ASSETS

CURRENT ASSETS
   Cash and short-term investments                                              $   309,000             $   892,000
   Accounts receivable, less allowance of
      $48,000 in 1998                                                             5,233,000               6,751,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                       1,058,000                 725,000
   Inventories                                                                      298,000                 202,000
   Notes receivable from officers                                                   132,000                 132,000
   Other current assets                                                             120,000                 294,000
                                                                                -----------             -----------


TOTAL CURRENT ASSETS                                                              7,150,000               8,996,000

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                              42,000                  42,000
   Leasehold improvements                                                            59,000                  55,000
   Furniture and fixtures                                                           156,000                 136,000
   Vehicles                                                                         529,000                 470,000
   Equipment                                                                      4,052,000               3,455,000
   Buildings                                                                        369,000                 369,000
                                                                                -----------             -----------

                                                                                  5,207,000               4,527,000
   Less: accumulated depreciation                                                 3,948,000               3,558,000
                                                                                -----------             -----------

                                                                                  1,259,000                 969,000

COVENANTS NOT TO COMPETE                                                            591,000                 199,000

OTHER ASSETS                                                                        564,000                 173,000
                                                                                -----------             -----------

TOTAL ASSETS                                                                    $ 9,564,000             $10,337,000
                                                                                ===========             ===========


*Restated


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                                 JANUARY 31,
                                                                                          1999                1998*
                                                                                     ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $  1,506,000        $  3,746,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                               673,000             842,000
   Accrued liabilities                                                                  1,290,000           1,416,000
   Current portion of long-term debt                                                      174,000             198,000
                                                                                     ------------        ------------

TOTAL CURRENT LIABILITIES                                                               3,643,000           6,202,000

OTHER LONG-TERM LIABILITIES                                                               404,000             140,000

LONG-TERM DEBT                                                                            716,000           1,628,000

MINORITY INTEREST                                                                              --             102,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Cumulative convertible Series A preferred stock, (2%) $0.01 par value,
       5,000,000 shares authorized and 6,000 and 167,338 issued and outstanding shares at January 31, 1999 and 1998, respectively
       (liquidation preference of $60,000 at January 31, 1999)                             14,000             400,000
   Common stock, $0.02 par value, 30,000,000 shares authorized and
       8,393,796 and 6,474,412 shares issued and outstanding
       at January 31, 1999 and 1998, respectively                                         168,000             130,000
   Paid-in capital                                                                      7,395,000           5,434,000
   (Deficit) retained earnings                                                         (2,751,000)         (3,699,000)
   Less treasury stock, 27,100 shares at January 31, 1999                                 (25,000)                 --
                                                                                     ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                                              4,801,000           2,265,000
                                                                                     ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  9,564,000        $ 10,337,000
                                                                                     ============        ============


*Restated


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                                         FOR THE YEARS ENDED JANUARY 31,
                                                                                  1999                1998*                 1997
                                                                             -------------------------------------------------------
CONTRACT REVENUES                                                            $ 36,828,000         $ 24,610,000         $ 16,183,000

CONTRACT COSTS                                                                 31,522,000           20,291,000           13,698,000
                                                                             ------------         ------------         ------------

GROSS MARGIN                                                                    5,306,000            4,319,000            2,485,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                    2,989,000            2,789,000            2,491,000

OPTION PLAN COMPENSATION - (NON CASH)                                                  --              863,000                   --
                                                                             ------------         ------------         ------------

INCOME (LOSS) FROM OPERATIONS                                                   2,317,000              667,000               (6,000)

OTHER INCOME (EXPENSE):
   Interest expense                                                              (158,000)            (220,000)            (287,000)
   Interest income                                                                  8,000               16,000                8,000

   Other income                                                                     3,000               36,000              101,000
                                                                             ------------         ------------         ------------
                                                                                 (147,000)            (168,000)            (178,000)
                                                                             ------------         ------------         ------------

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST AND
  DISCONTINUED OPERATIONS                                                       2,170,000              499,000             (184,000)

INCOME TAX PROVISION                                                             (278,000)             (20,000)                  --

MINORITY INTEREST                                                                (582,000)            (102,000)                  --
                                                                             ------------         ------------         ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATION                                     1,310,000              377,000             (184,000)

DISCONTINUED OPERATION:
   Litigation settlement                                                         (200,000)                  --                   --
   Income (loss) from operation                                                        --                   --             (505,000)
   Gain on disposal                                                                    --                   --              203,000
                                                                             ------------         ------------         ------------
                                                                                 (200,000)                  --             (302,000)
                                                                             ------------         ------------         ------------


NET INCOME (LOSS)                                                            $  1,110,000         $    377,000         $   (486,000)
                                                                             ============         ============         ============

UNDECLARED PREFERRED STOCK DIVIDEND REQUIREMENTS                             $         --         $         --         $     37,000
                                                                             ============         ============         ============

EARNINGS (LOSS) PER COMMON SHARE - BASIC:
   Income (loss) before discontinued operation                               $       0.18         $       0.06         $      (0.04)
   Discontinued operation                                                           (0.03)                  --                (0.05)
                                                                             ------------         ------------         ------------

   Net income (loss) per share                                               $       0.15         $       0.06         $      (0.09)
                                                                             ============         ============         ============

EARNINGS (LOSS) PER COMMON SHARE - DILUTIVE
   Income (loss) before discontinued operations                              $       0.16         $       0.05         $      (0.04)
   Discontinued Operations                                                          (0.02)                  --                (0.05)
                                                                             ------------         ------------         ------------
   Net income (loss) per share                                               $       0.14         $       0.05         $      (0.09)
                                                                             ============         ============         ============

AVERAGE COMMON SHARES OUTSTANDING                                               7,437,000            6,060,000            5,913,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING                             790,000            1,025,000               59,000
                                                                             ------------         ------------         ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING                                                       8,227,000            7,085,000            5,972,000
                                                                             ============         ============         ============


*Restated


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.


                                               PREFERRED                                                  (DEFICIT)        TOTAL
                                                 STOCK          COMMON        PAID-IN      TREASURY       RETAINED     STOCKHOLDERS'
                                                SERIES A        STOCK         CAPITAL        STOCK        EARNINGS        EQUITY
                                              -----------    -----------    -----------   -----------    -----------   -------------
BALANCE AT JANUARY 31, 1996                   $   444,000    $   118,000    $ 4,230,000   $        --    $(3,574,000)     1,218,000

Issuance of 150,000 warrants                                                     24,000                                      24,000

Issuance of 15,000 shares                                                         6,000                        6,000

Net loss                                                                                                    (486,000)      (486,000)
                                              -----------    -----------    -----------   -----------    -----------    -----------

BALANCE AT JANUARY 31, 1997                       444,000        118,000      4,260,000            --     (4,060,000)       762,000


Conversion of 18,587 shares of
    cumulative convertible 2%
    preferred stock into 80,544
    shares of common stock                        (44,000)         2,000         58,000                      (16,000)            --

Issuance of 150,000 warrants                                                     71,000                                      71,000

Issuance of 170,000 shares under
   Employee Incentive Stock Option Plan                            4,000         57,000                                      61,000

Exercise of stock warrants for 300,000
  shares of common stock                                           6,000        125,000                                     131,000

Stock option compensation*                                                      863,000                                     863,000

Net Income*                                                                                        --        377,000        377,000
                                              -----------    -----------    -----------   -----------    -----------    -----------

BALANCE AT JANUARY 31, 1998*                      400,000        130,000      5,434,000            --     (3,699,000)     2,265,000

Conversion of 161,338 shares of
    cumulative convertible 2%
    preferred stock into 710,209
    shares of common stock                       (386,000)        14,000        534,000                     (162,000)            --

Issuance of 400,000 warrants                                                    312,000                                     312,000

Issuance of 123,000 shares under
    Employee Incentive Stock Option Plan                           2,000         52,000                                      54,000

Exercise of stock warrants for 908,660
    shares of common stock net of costs
    of $12,000                                                    18,000        917,000                                     935,000

Issuance of 177,515 shares in
    connection with an acquisition                                 4,000        146,000                                     150,000

Purchase of 27,100 shares for the treasury                                                    (25,000)                      (25,000)

Net Income                                                                                                 1,110,000      1,110,000
                                              -----------    -----------    -----------   -----------    -----------    -----------

BALANCE AT JANUARY 31, 1999                   $    14,000    $   168,000    $ 7,395,000   $   (25,000)   $(2,751,000)   $ 4,801,000
                                              ===========    ===========    ===========   ===========    ===========    ===========


*Restated


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PDG ENVIRONMENTAL, INC.

                                                                                           FOR THE YEARS ENDED JANUARY 31,
                                                                                    1999                1998*               1997
                                                                                ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $ 1,110,000         $   377,000         $  (486,000)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Provision for common stock issuable under options                                     --             863,000                  --
   Depreciation                                                                     415,000             311,000             367,000
   Amortization                                                                     254,000              78,000                  --
   Minority interest                                                               (102,000)            102,000                  --
   Gain on sale of PDG Remediation, Inc. common stock                                    --                  --            (203,000)
   Other                                                                              5,000              64,000               3,000

CHANGES IN CURRENT ASSETS AND LIABILITIES OTHER THAN CASH:
   Accounts receivable                                                            1,518,000          (3,091,000)           (490,000)
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                        (333,000)           (111,000)             56,000
   Inventories                                                                      (72,000)            (20,000)             (1,000)
   Prepaid income taxes                                                             165,000              17,000               1,000
   Other current assets                                                             364,000             324,000             612,000
   Accounts payable                                                              (2,595,000)          1,764,000            (241,000)
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                        (169,000)            207,000              28,000
   Net assets of discontinued operations                                                 --                  --             489,000
   Accrued liabilities                                                             (362,000)            134,000              95,000
   Other                                                                            (44,000)             (7,000)            (63,000)
                                                                                -----------         -----------         -----------

TOTAL ADJUSTMENTS                                                                (1,528,000)           (783,000)            486,000
                                                                                -----------         -----------         -----------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        154,000           1,012,000             167,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                       (513,000)           (543,000)           (135,000)
   Acquisition of business                                                         (252,000)            (50,000)                 --
   Proceeds from sale of property, plant and equipment                                   --               1,000               3,000
                                                                                -----------         -----------         -----------

NET CASH USED BY INVESTING ACTIVITIES                                              (765,000)           (592,000)           (132,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                                    --           1,758,000             286,000
   Proceeds from exercise of stock options and warrants                             989,000             192,000                  --
   Proceeds on sale of PDG Remediation, Inc. common stock                                --                  --           1,206,000
   Purchase of common stock for treasury                                            (25,000)                 --                  --
   Principal payments on debt                                                      (936,000)         (1,907,000)         (1,371,000)
                                                                                -----------         -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            28,000              43,000             121,000
                                                                                -----------         -----------         -----------

Net increase (decrease) in cash and short-term investments                         (583,000)            463,000             156,000
Cash and short-term investments, beginning of year                                  892,000             429,000             273,000
                                                                                -----------         -----------         -----------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                                    $   309,000         $   892,000         $   429,000
                                                                                ===========         ===========         ===========


*Restated


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 1999


NOTE 1 - BASIS OF PRESENTATION

RESTATEMENT

During the 1999 audit, the Company and its independent auditors determined that certain option awards that previously had been accounted for in fiscal years 1998 and 1997 as fixed awards should be treated as variable awards. Under variable award accounting, the difference between the market value of the Company's stock as of the vesting date and the exercise price of the stock options should be recognized as non-cash compensation expense of $863,000 for the fiscal year ending January 31, 1998. Compensation expense under the plan in 1997 was not significant. The financial statements were restated accordingly. Because the compensation is non cash and is based solely upon the difference between the exercise price of the option and the share price of the Company's Common stock on the date of vesting, the Company's cash flows and shareholders' equity were not affected. Net income for fiscal 1998 previously reported as $1,240,000 or $0.20 per share basic and $0.17 per share fully diluted has been restated to $377,000 or $0.06 per share basic and $0.05 per share fully diluted.

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

In December 1997, the Corporation and Philip Environmental Services Corporation ("Philip") formed a limited partnership, PDG/Philip, L.P. ("Venture"). The Corporation is both a general and limited partner of the Venture and holds a 60% ownership share. The Venture performed a $12 million asbestos abatement contract which was completed by the end of the second quarter of fiscal 1999.

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

During the six-month period ending July 31, 1996, PDGR had revenues of $2.5 million. Revenues of PDGR were $4.8 million in fiscal year 1996. See Note 7 for a discussion of the sale of PDGR and Note 15 for settlement of shareholder litigation.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 1999 and 1998 include $290,000 and $397,000, respectively, of retainage receivables. For the year ended January 31, 1999, one customer, an agency of the Commonwealth of Pennsylvania, accounted for 27.3% of the Corporation's consolidated revenues for that year. For the year ended January 31, 1998, one customer, the U.S. Army, accounted for 11.4% of the Corporation's consolidated revenues for that year.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when necessary, requests collateral to secure the performance of services.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:


                                                                                                   JANUARY 31,
                                                                                           1999                  1998
                                                                                      ------------------------------------
Revenues earned on uncompleted contracts                                              $ 20,221,000           $ 18,428,000
Less:  billings to date                                                                 19,836,000             18,545,000
                                                                                      ------------           ------------

Net (Under) Billings                                                                  $    385,000           $   (117,000)
                                                                                      ============           ============



Included in the accompanying consolidated balance sheets under the following captions:

                                                                                                   JANUARY 31,
                                                                                           1999                  1998
                                                                                      ------------------------------------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                              $  1,058,000           $    725,000

Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                                  (673,000)              (842,000)
                                                                                      ------------           ------------

Net (Under) Billings                                                                  $    385,000           $   (117,000)
                                                                                      ============           ============

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                                                    JANUARY 31,
                                                                                            1999                  1998
                                                                                      -----------------------------------
Worker's compensation                                                                 $    180,000           $    430,000
Wages                                                                                      315,000                260,000
Withheld and accrued taxes                                                                 181,000                235,000
Accrued fringe benefits                                                                    147,000                273,000
Covenants not to complete                                                                  270,000                 70,000
Other                                                                                      197,000                148,000
                                                                                      ------------           ------------

Total Accrued Liabilities                                                             $  1,290,000           $  1,416,000
                                                                                      ============           ============



NOTE 7 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                                                   JANUARY 31,
                                                                                           1999                   1998
                                                                                      -----------------------------------
Term loan due in monthly installments of $6,129 including
    interest at 9.5% due in May 2004                                                  $    307,000           $    350,000

Equipment note due in monthly installments of $8,333 plus
    interest at 3.5% above the prime rate, due in August 2002                              367,000                467,000

Revolving line of credit expiring on August 24, 2000 and
    bearing interest at 3.5% above the prime rate                                          179,000                917,000

Other                                                                                       37,000                 92,000
                                                                                      ------------           ------------

                                                                                           890,000              1,826,000

Less amount due within one year                                                            174,000                198,000
                                                                                      ------------           ------------

                                                                                      $    716,000           $  1,628,000
                                                                                      ============           ============


On August 25, 1997, the Corporation closed on a new $2.0 million credit facility consisting of a $1.5 million three-year revolving line of credit and a $0.5 million five-year equipment note. The line of credit and the equipment note are at an interest rate of prime plus 3.5%. (At January 31, 1999, prime was 7.75%). The line of credit is collateralized by accounts receivable. Under the terms of the revolving credit agreement, the Company is required to reduce borrowings as the accounts receivable are collected. Since those accounts receivable are replaced with new accounts receivable and it is the Company's intent to maintain at least the same level of borrowings, the outstanding balance is reflected as long term. Additionally, the Chief Executive Officer of the Corporation provided a limited personal guarantee for the credit facility.

The proceeds of the aforementioned financing fully satisfied the remaining outstanding balance on the Drummond Financial Corporation ("Drummond") line of credit (described in the following paragraph) and provided working capital for the Corporation. As of January 31, 1999, the balance on the line of credit was $179,000 with an unused availability of $1,321,000.

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

During fiscal 1996, the Corporation entered into two agreements guaranteeing ICHOR accounts receivable financed by Sirrom Environmental Funding, LLC ("Sirrom"). At January 31, 1997, the balance guaranteed by the Corporation under the two agreements was approximately $3 million. Subsequent to January 31, 1997, ICHOR's customer has made significant payments reducing the amount of the Corporation's guarantee to approximately $130,000. It is expected that the remaining outstanding receivables covered by the guarantee will be paid by ICHOR's customer during the first half of fiscal 2000, eliminating the Corporation's remaining guarantee.

Maturity requirements on long-term debt aggregate $174,000 in fiscal 2000, $340,000 in fiscal 2001, $156,000 in fiscal 2002, $129,000 in fiscal 2003,
$68,000 in fiscal 2004 and $23,000 thereafter.

The Corporation paid approximately $163,000, $223,000 and $328,000 for interest costs during the years ended January 31, 1999, 1998 and 1997, respectively.

NOTE 8 - INCOME TAXES

At January 31, 1999, the Corporation has net operating loss carryforwards of approximately $5,269,000 for income tax purposes which expire in years 1999 through 2011. For financial reporting purposes, a valuation allowance of approximately $1,911,000 has been recognized to offset the deferred tax asset related to those carryforwards and to other deferred tax assets. When realized, the tax benefit of these net operating loss carryforwards will be applied to reduce income tax expense. These loss carryforwards are subject to various restrictions based on future operations of the group. The valuation allowance decreased by approximately $1,056,000 during the year ended January 31, 1999. The decrease was primarily due to the current year usage of net operating loss deductions and adjustments to correct cumulative temporary differences for the accounts receivable allowances and workers compensation reserve.

The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 1999 and 1998 are as follows:

[CAPTION]

                                                                                                   JANUARY 31,
                                                                                           1999                   1998
                                                                                      -----------------------------------
            Deferred tax liabilities:

                 Tax over book depreciation                                           $     47,000           $     83,000

            Deferred tax assets:

                 Accounts receivable allowance                                                 -0-                164,000

                                                                                                   JANUARY 31,
                                                                                           1999                   1998
                                                                                      -----------------------------------
                 Workers compensation reserve                                               83,000                183,000
                 Other                                                                      75,000                 76,000
                 Net operating loss carryforwards                                        1,800,000              2,627,000
                                                                                      ------------           ------------

                 Total deferred tax assets                                               1,958,000              3,050,000

            Valuation allowance for deferred tax assets                                  1,911,000              2,967,000
                                                                                      ------------           ------------

                 Net deferred tax assets                                                    47,000                 83,000
                                                                                      ------------           ------------

                 Net deferred tax liabilities                                         $         --           $         --
                                                                                      ============           ============



Significant components of the provision for income taxes (all current) are as follows:

                                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                                         1999                 1998               1997
                                                                       ---------------------------------------------------
Current:

   Federal                                                             $   (31,000)        $         --       $        --
   State                                                                   309,000               20,000                --
                                                                       -----------         ------------       -----------

   Total income tax provision                                          $   278,000         $     20,000       $        --
                                                                       ===========         ============       ===========



The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                                         1999                 1998*              1997
                                                                       --------------------------------------------------
Tax at statutory rate                                                  $   539,000         $    98,000        $   (63,000)
State income taxes, net of federal tax benefit                             200,000              13,000                 --
Non-deductible stock compensation expense                                       --             293,000                 --
Limitation on utilization of net operating loss                           (461,000)           (384,000)            63,000
                                                                       -----------         -----------        -----------

                                                                       $   278,000         $    20,000        $        --
                                                                       ===========         ===========        ===========

* Restated

The Corporation paid approximately $76,000, $12,000 and $8,000 for federal and state income taxes during the years ended January 31, 1999, 1998 and 1997, respectively.

NOTE 9 - NOTES RECEIVABLE - OFFICERS

At January 31, 1999 and 1998, the Corporation had approximately $132,000 in notes receivable from its officers in the form of personal loans. A breakdown of the notes receivable balance at January 31, 1998 by officer is as follows: John
C. Regan, Chairman -$95,000; Dulcia Maire, Secretary -$30,000 and Lawrence Horvat, Vice President -$7,000. These loans are evidenced by demand notes and bear interest at the rate of 6% per annum.

NOTE 10 - COMPENSATION PLANS

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.

The Corporation maintains a qualified incentive stock option plan (the "Plan") which provides for the grant of incentive options to purchase an aggregate of up to 1,800,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms. Options to purchase 364,000 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2000.

Options to purchase 350,000 shares of the Corporation's common stock at an exercise price of $0.79 per share were granted under the Plan effective August 19, 1997 with 118,000 shares issuable related to fiscal 1999. Vesting of a portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation, meeting pre-established financial goals for the fiscal year. Vesting of the remaining stock options was based upon a number of discretionary items. If the financial goals were not achieved, the options do not vest. All unvested options are returned to the plan for future grants.

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

During the 1999 audit, the Company and its independent auditors determined that certain option awards that previously had been accounted for in fiscal years 1998 and 1997 as fixed awards should be treated as variable awards. Under variable award accounting, the difference between the market value of the Company's stock as of the vesting date and the exercise price of the stock options should be recognized as non-cash compensation expense of $863,000 for the fiscal year ending January 31, 1998. Compensation expense under the plan in 1997 was not significant. The financial statements were restated accordingly. Because the compensation is non cash and is based solely upon the difference between the exercise price of the option and the share price of the Company's Common stock on the date of vesting, the Company's cash flows and shareholders' equity were not affected. Net income for fiscal 1998 previously reported as $1,240,000 or $0.20 per share basic and $0.17 per share fully diluted has been restated to $377,000 or $0.06 per share basic and $0.05 per share fully diluted.

Options granted in fiscal 1996 and prior years had three-year vesting conditioned upon continued employment with the Corporation.

The following table summarizes information with respect to the Plan for the three years ended January 31, 1999.

                                                                                                                 OPTION
                                                                                         NUMBER OF             PRICE RANGE
                                                                                          SHARES                PER SHARE
                                                                                       ------------------------------------
OUTSTANDING AT JANUARY 31, 1996                                                            228,002            $0.60 - $2.94

Granted                                                                                  1,285,000                    $0.36
Cancelled - Reusable                                                                      (253,335)           $0.36 - $2.94
                                                                                       -----------

OUTSTANDING AT JANUARY 31, 1997                                                          1,259,667            $0.36 - $1.91

Granted                                                                                    492,666            $0.66 - $0.83
Cancelled - Reusable                                                                      (120,000)           $0.36 - $0.66
Exercised                                                                                 (170,000)                   $0.36
                                                                                       -----------

OUTSTANDING AT JANUARY 31, 1998                                                          1,462,333            $0.36 - $1.91

Granted                                                                                    364,000                    $0.87
Cancelled - Reusable                                                                      (272,000)           $0.36 - $0.79
Exercised                                                                                 (123,000)           $0.36 - $0.66
                                                                                       -----------

OUTSTANDING AT JANUARY 31, 1999                                                          1,431,333            $0.36 - $1.91
                                                                                       ===========

EXERCISABLE AT JANUARY 31, 1999                                                          1,067,333            $0.36 - $1.91
                                                                                       ===========


The weighted average life of the options outstanding at January 31, 1999 and weighted average exercise price of the options outstanding at January 31, 1999 was 7.2 years and $0.52, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1999 and 1998: risk-free interest rate of 5% and 7% in fiscal 1999 and 1998 respectively; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.04 and 0.85 in fiscal 1999 and 1998, respectively; and a weighted-average expected life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                              FISCAL               FISCAL
                                                                                                99                   98
                                                                                                --                   --
Pro forma net income                                                                     $   1,222,000        $         70,000
Pro forma earnings per share from continuing operations (basic)                          $        0.16        $           0.01
Pro forma earnings per share from continuing operations (dilutive)                       $        0.15        $           0.01


The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 1999.

                                                                                                                  OPTION
                                                                                        NUMBER OF               PRICE RANGE
                                                                                         SHARES                  PER SHARE
                                                                                         -------------------------------------
OUTSTANDING AT JANUARY 31, 1996                                                          23,125              $0.60 - $   6.00

Expired                                                                                  (3,125)                     $   6.00
                                                                                         ------

OUTSTANDING AT JANUARY 31, 1997                                                          20,000                      $   0.60

No Activity                                                                                  --                            --
                                                                                         ------

OUTSTANDING AT JANUARY 31, 1998                                                          20,000                      $   0.60

No Activity                                                                                  --                            --
                                                                                         ------

OUTSTANDING AT JANUARY 31, 1999                                                          20,000                      $   0.60
                                                                                         ======

EXERCISABLE AT JANUARY 31, 1999                                                          20,000                      $   0.60
                                                                                         ======

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan") which provides for the grant of options to purchase an aggregate of up to 250,000 shares of the Corporation's common stock. Options to purchase 50,000 shares of the Corporation's common stock at an exercise price of $0.60 per share have been granted under the Employee Director Plan. At January 31, 1999, all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 350,000 shares of the Corporation's common stock. Options to purchase 252,212 shares of the Corporation's common stock at prices ranging from $0.36 per share to $1.39 per share have been granted under the Non-Employee Directors Plan. At January 31, 1999, options to purchase 172,212 shares of the Corporation's common stock granted under the Non-Employee Directors Plan were exercisable.

No pro forma information is presented relative to the non-qualified stock option plan, the Employee Director Plan or the Non-Employee Directors Plan as the effect is either immaterial or non-existent.

NOTE 11 - STOCK WARRANTS

At January 31, 1999 and 1998, the Corporation had approximately 431,000 and 894,660, respectively, of fully vested warrants outstanding. The exercise price of the warrants range from $0.50 per share to $2.50 per share and the expiration dates range from fiscal 2000 through fiscal 2004. The majority of these warrants were issued in conjunction with shareholder relations and investment banking agreements.

During fiscal 1999, 100,616 warrants with an exercise price of $0.50 per share, 150,000 warrants with an exercise price of $0.75 per share, 277,500 warrants with an exercise price of $1.125 per share and 375,000 warrants at an exercise price of $1.25 per share were exercised for 908,660 shares of the Corporation's common stock.

During fiscal 1998, 150,000 warrants with an exercise price of $0.375 per share and 150,000 warrants with an exercise price of $0.50 per share were exercised for 300,000 shares of the Corporation's common stock.

NOTE 12 - PREFERRED STOCK

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, will grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995 Board of Directors meeting, the issuance of one third of the shares (280,071 common shares) covered by the aforementioned right was approved. At January 31, 1999 and 1998, there were 560,143 common stock rights outstanding. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to currently pursue such a listing; therefore, the Recapitalization was indefinitely postponed.

On September 10, 1998 and October 20, 1997, 161,338 and 18,587 shares, respectively, of the Corporation's Series A Preferred Stock and cumulative dividends in arrears were converted into 710,209 and 80,544 shares, respectively, of Common Stock. At January 31, 1999, there were 6,000 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $7,000 at January 31, 1999.

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

NOTE 13 - ACQUISITION

Effective November 1, 1998, the Corporation entered into an agreement (the "Agreement") with Environmental Control & Abatement, Inc. ("EC&A"), Environmental Remediation Services, Inc. ("ERS") collectively (the "Businesses") and William A. Lemire ("Lemire") for the purchase of selected assets and assumption of contracts of the Businesses. EC&A owned and operated a business which conducted environmental remediation and asbestos abatement and ERS owned and operated a business which conducted environmental remediation and asbestos abatement and provides environmental consulting. The acquisitions have been accounted for under the purchase method. The results of operations of the acquired businesses are included in the Corporation's consolidated financial statements from the date of acquisition.

As consideration for the purchase, the Corporation paid the Businesses $221,000 in cash and 177,500 shares of the Corporation's Common Stock and entered into a three-year employment agreement/covenant not-to-compete with Lemire that provides for additional compensation in addition to an annual salary. Additional compensation consists of 50% of the operating cash flows generated by the Businesses for the period November 1, 1998 through October 31, 2001. The additional compensation is payable annually to Lemire on January 31 of each year.

Additionally, the Corporation has agreed to pay up to $50,000 to compensate the Businesses for any decline in value of the Corporation's stock from November 9, 1998 until November 9, 1999.

The goodwill of $150,000 associated with the acquisition is being amortized on a straight-line basis over 15 years, and the covenant not-to-compete (valued at $500,000 at the closing) is being amortized on a straight-line basis over the three-year life of the covenant.

The unaudited proforma condensed results of operation assume that the acquisition of the Businesses was consummated on February 1, 1997.


                                                                                               YEAR ENDED JANUARY 31,
                                                                                            1999                  1998*
                                                                                       -----------------------------------
Revenues                                                                               $ 39,706,000          $  27,852,000
                                                                                       ============          =============

Income before discontinued operations                                                  $  1,282,000          $     544,000
                                                                                       ============          =============

Earnings per share before discontinued operations:
Basic                                                                                  $       0.17          $        0.08
                                                                                       ============          =============

Fully diluted                                                                          $       0.15          $        0.07
                                                                                       ============          =============

*Restated


NOTE 14 - NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                                         FOR THE YEARS ENDED JANUARY 31,
                                                                                  1999                1998*              1997
                                                                               --------------------------------------------------
NUMERATOR:

  Income (loss) before discontinued operations                                   $ 1,310,000            377,000           (184,000)
  Preferred stock dividends                                                           (1,000)           (33,000)           (37,000)
                                                                                 -----------        -----------        -----------
  Numerator for basic earnings per share--income available
        to common stockholders                                                     1,309,000            344,000           (221,000)

  Effect of dilutive securities:
        Preferred stock dividends                                                      1,000             33,000                 --
                                                                                 -----------        -----------        -----------

  Numerator for diluted earnings per share--income available to
        common stock after assumed conversions                                     1,310,000            377,000           (221,000)
                                                                                 -----------        -----------        -----------


DENOMINATOR:

  Denominator for basic earnings per share--weighted average                       7,437,000          6,060,000          5,913,000
      shares

Effect of dilutive securities:
     Employee stock options                                                           728,000            262,000             26,000
     Warrants                                                                          35,000             34,000
                                                                                                                             33,000
     Convertible preferred stock                                                       27,000            729,000                 --
                                                                                  -----------        -----------        -----------

Dilutive potential common shares                                                      790,000          1,025,000             59,000
                                                                                  -----------        -----------        -----------
  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                                   8,227,000          7,085,000          5,972,000
                                                                                  ===========        ===========        ===========

BASIC EARNINGS PER SHARE                                                          $      0.18        $      0.06        $     (0.04)
                                                                                  ===========        ===========        ===========

DILUTED EARNINGS PER SHARE                                                        $      0.16        $      0.05        $     (0.04)
                                                                                  ===========        ===========        ===========


*RESTATED


At January 31, 1999, 1998 and 1997; 64,000, 44,000 and 310,212 options and
306,000, 738,500 and 954,660 warrants, respectively, were at prices in excess of the average share price for the year utilized in the above earnings per share calculation for the respective years.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $271,000, $221,000 and $217,000 for the years ended January 31, 1999, 1998 and 1997, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 1999 aggregated $363,000 and payments due during the next five fiscal years are as follows: 2000 - $214,000; 2001 - $99,000; and 2002 - $44,000, 2003 - $6,000 and 2004 - $-0-.

The registrant was named defendant in a purported class action involving the purchase by all persons and entities who purchased PDGR's common stock from February 9, 1995, the effective date of the initial public offering, through May 23, 1995. The plaintiff sought certification of the action as a class action and recision of the purchase of shares of common stock by members of the purported class or statutory damages, as well as interest, attorneys' fees and other costs and expenses.

On June 8, 1998, an agreement in principle to settle the litigation was reached with the plaintiffs' attorneys. In October 1998, the Court and members of the class approved the settlement which required that the Defendants, the registrant and ICHOR (formerly PDGR), pay a total of $432,500 to settle the lawsuit. The registrant's share of the settlement was $173,000. Additionally, the registrant incurred $27,000 of legal expenses in relation to the litigation. The $200,000 expense was reflected in the fiscal 1999 financial statements as a discontinued operations item as it relates to ICHOR which was accounted for as a discontinued operation. The registrant paid its portion to the settlement fund in October 1998. On January 26, 1999, the Court finally approved the settlement.

NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

The Company had the following results by quarter:


                                                       FIRST         SECOND           THIRD        FOURTH
                                                      QUARTER        QUARTER         QUARTER       QUARTER            YEAR
                                                    ------------   ------------   ------------   ------------     ------------
YEAR ENDING JANUARY 31, 1999

Revenues                                            $ 13,351,000   $ 10,844,000   $  7,148,000   $  5,485,000     $ 36,828,000
Gross margin                                           1,749,000      1,588,000        831,000      1,098,000        5,266,000

Net income before income tax
  and discontinued operations                            581,000        678,000         65,000        264,000        1,588,000

Net income before discontinued operations                561,000        658,000         45,000         46,000        1,310,000
Net income                                               561,000        458,000         45,000         46,000        1,110,000

Earnings per share before discontinued operations
  Basic                                                     0.09           0.09           0.01           0.01             0.18
  Diluted                                                   0.07           0.08           0.01           0.01             0.16

Earnings per share
  Basic                                             $       0.09   $       0.06   $       0.01   $       0.01     $       0.15
  Diluted                                           $       0.07   $       0.06   $       0.01   $       0.01     $       0.14


YEAR ENDING JANUARY 31, 1998

Revenues                                            $  4,489,000   $  5,310,000   $  6,204,000   $  8,607,000     $ 24,610,000
Gross margin                                             829,000        901,000      1,096,000      1,493,000        4,319,000

Net income previously reported                           158,000        266,000        359,000        457,000        1,240,000

Compensation adjustment*                                      --             --             --       (863,000)        (863,000)
                                                    ------------   ------------   ------------   ------------     ------------

Net income as restated                              $    158,000   $    266,000   $    359,000   $   (406,000)*   $    377,000*

Earnings per share
  Basic                                             $       0.03   $       0.04   $       0.06   $      (0.06)    $       0.06
  Diluted                                           $       0.02   $       0.04   $       0.05   $      (0.06)    $       0.05


*Restated for stock option plan non cash compensation adjustment of $863,000 which results in a decrease in net income and a compensating increase in paid in capital. This had no effect upon total stockholders' equity (See Note 1).

                             PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               FOR THE YEARS ENDED
                         JANUARY 31, 1999, 1998 AND 1997

                                                    BALANCE AT         ADDITIONS                               BALANCE
                                                    BEGINNING           CHARGED                                AT CLOSE
                                                     OF YEAR           TO INCOME        DEDUCTIONS(1)          OF YEAR
                                                  --------------     --------------    ---------------     --------------
1999
Allowance for doubtful accounts                   $       48,000     $           --    $        48,000     $           --
                                                  ==============     ==============    ===============     ==============

1998
Allowance for doubtful accounts                   $       47,000     $       48,000    $        47,000     $       48,000
                                                  ==============     ==============    ===============     ==============

1997
Allowance for doubtful accounts                   $       44,000     $        3,000    $            --     $       47,000
                                                  ==============     ==============    ===============     ==============



(1) Uncollectible accounts written off, net of recoveries.