Form 10KSB/A
period 1999-01-31
PDG ENVIRONMENTAL INC
filed 1999-05-27
CIK 771485

                                                                     (CONFORMED)



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-KSB/A NO. 1

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

Form 10-KSB for the fiscal year ended January 31, 1999 was originally filed on May 14, 1999 and is incorporated by reference to this Amendment.

Amendment No. 1 was filed on May 27, 1999 to include Items 10-13.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The following table sets forth information regarding the directors who were elected at the 1998 Annual Meeting of the Corporation's stockholders on July 15, 1998 for a term of one year.

                                         YEAR
     NAME, AGE                           FIRST
PRINCIPAL OCCUPATION                    ELECTED           CERTAIN OTHER INFORMATION
--------------------                    -------           -------------------------
John C. Regan (55)                       1989             Mr. Regan has served in his present position since December 1990 and
Chairman and Chief                                        has served as a director of the Corporation since April 1989. He is
Executive Officer of PDG                                  the founder of Project Development Group, Inc., now a wholly-owned
Environmental, Inc.                                       subsidiary of the Corporation which engages in asbestos abatement services, and has served as that corporation's Chairman and President since 1984. Mr. Regan also served as Chairman of the Board of
                                                          Directors of PDG Remediation, Inc. (PDGR), a company which provides remediation services to assist customers in complying with environmental laws and regulations, from July 1994 until August, 1996.


Richard A. Bendis (52)                   1986             Mr. Bendis is President of Kansas Technology Enterprise Corporation
President of KTEC and                                     (KTEC). Mr. Bendis also is founder and Managing Director of Management
Investment Banking                                        Resources of America, which provides consulting and investment
Consultant                                                banking/venture capital services, and founder and Managing Director of
                                                          Commercialization Centers of America, which provides consulting services to governmental units concerning commercialization networks and venture capital funds. Mr. Bendis currently serves on the White
                                                          House U.S. Innovation Partnership Advisory Task Force.


Edgar  Berkey  (58)                      1998             Dr. Berkey is a nationally recognized expert on environmental
Vice President and Chief                                  technologies and is currently the Vice President and Chief Science
Science Officer of                                        Officer of Concurrent Technologies Corp. (CTC). He is a member and
Concurrent Technologies                                   Chairman of several environmental advisory committees for the U.S.
Corp.                                                     Department of Energy and the U.S. Environmental Protection Agency. He
                                                          also chairs the Scientific Advisory Board of the North America
                                                          Environmental Fund, LP, which invests in emerging environmental companies that can benefit from NAFTA. Dr. Berkey is the former
                                                          President and co-founder of the Center for Hazardous Materials
                                                          Research. Dr. Berkey previously served on the Corporation's Board of
                                                          Directors from 1991-1995. He resigned from the Corporation's Board of
                                                          Directors in 1995 to serve as a Director of PDG Remediation, Inc., which at that time was an affiliate of the Corporation. He resigned from the Board of Directors of PDG Remediation, Inc. in 1996.


James D. Chiafullo (41)                  1998             Mr. Chiafullo is a Director in the law firm of Cohen & Grigsby, P.C.
Director, Cohen & Grigsby                                 headquartered in Pittsburgh. Prior to joining Cohen & Grigsby, P.C.,
                                                          Mr. Chiafullo was a General Partner with Thorp Reed & Armstrong, LLP for ten+ years. Prior to joining Thorp Reed & Armstrong, LLP, Mr.
                                                          Chiafullo was a lawyer with Gulf Oil Corporation in Houston, Texas.
                                                          Cohen & Grigsby provides legal services to the Corporation. Mr.
                                                          Chiafullo is a member of the Board of Directors of the Western
                                                          Pennsylvania Epilepsy Foundation.


Edwin J. Kilpela (53)                    1997             Mr. Kilpela is currently a business consultant, previously he was
Consultant                                                President, Chief Executive Officer and a member of the Board of
                                                          Directors of Noxso Corporation which he joined in February 1997. Noxso is a developmental environmental company. Previously, he was President of Ansaldo Ross Hill, a power electronics firm in Houston, Texas from
                                                          July 1996 until February 1997. Mr. Kilpela was with Westinghouse
                                                          Electric Corporation from 1969 to 1996 including serving as General
                                                          Manager of the Environmental Services Division from 1991 to 1996.


ITEM 11  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information with respect to the named executives concerning their respective annual and long-term compensation for the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                    Annual Compensation                 Awards         Payouts                       Long Term Compensation
                    -------------------            ------------------------------                  -------------------------
       (a)             (b)    (c)         (d)            (e)             (f)              (g)          (h)          (i)
                                                     Other Annual     Restricted        Options/       LTIP       All Other
     Name and              Salary(A)     Bonus       Compensation        Stock          SARs (#)     Payouts
  Compensation
Principal Position    Year    ($)        ($)(B)          ($)         Award(s) ($)        (C)(D)        ($)         (E) $
------------------    ---- ---------   ----------- ----------------  ------------     ----------   ----------- -------------
John C. Regan         1999   186,250     ------       ---------         ---------        ------     ---------         20,395
Chairman and CEO      1998   175,000     20,000       ---------         ---------        60,000     ---------         21,886
                      1997   159,435      6,850       ---------         ---------        50,000     ---------         15,707


(A) Represents actual cash compensation.

(B) Mr. Regan received a bonus of $20,000 and $6,850 in fiscal 1999 and 1998, respectively, for the attainment of budgeted operating results in the previous fiscal year.

(C) Mr. Regan received options to purchase 50,000 shares of the Company's Common Stock for $0.396 per share as part of awards for fiscal 1997 under the Incentive Stock Option Plan. The options expire in 2006.

(D) Mr. Regan received options to purchase 60,000 shares of the Company's Common Stock for $0.396 per share as part of awards for fiscal 1998 under the Incentive Stock Option Plan. The options expire in 2008.

(E) Represents the value of insurance premiums with respect to term life insurance paid by the Corporation for the benefit of Mr. Regan.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth information with respect to the named executives concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

(a)                        (b)                (c)                           (d)                                (e)
                                                                                                          Value of
                                                                        Number of                         Unexercised
                                                                        Unexercised                       In-the-Money
                                                                        Options/SARs                      Options/SARs
                                                                        at FY-End(#)                      at FY-End($)(A)
                      Shares
                      Acquired on                                       Exercisable/                      Exercisable/
Name                  Exercise (#)      Value Realized($)               Unexercisable                     Unexercisable
----                  ------------      -----------------               -------------                     -------------
John C. Regan             0                   0                           160,000/0                         $56,000/0

(A) Market value of Common Stock at year-end bid price per share minus the exercise price.


COMPENSATION OF DIRECTORS

The outside directors of the Corporation receive $500 for each meeting they attend plus reimbursement for their actual expenses incurred in attending such meetings. In addition, the Corporation has established the 1990 Non-Employee Director Stock Option Plan (the "Non-Employee Plan") which provides for the grants of options to non-employee directors to purchase an aggregate of up to 350,000 shares of Common Stock subject to adjustment in the event of any change in the Common Stock. Under the Non-Employee Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted subject to adjustment as provided in the plan. At the 1991 Annual Meeting, pursuant to the terms of the Non-Employee Plan, Mr. Bendis was granted options to purchase 48,750 shares of Common Stock. During the fiscal year ended January 31, 1994, Mr. Bendis exercised options to purchase 38,500 shares of the Corporation's Common Stock. At the 1996 Annual Meeting, approval was received to amend the Plan to provide for the award of 10,000 options to purchase Common Stock of the Corporation upon a Director's re-election to the Board of Directors. Mr. Bendis was awarded 10,000 options to purchase Common Stock of the Corporation upon his re-election as Director in 1997 and was awarded 10,000 options to purchase Common Stock of the Corporation upon his re-election as Director in 1998.

Mr. Kilpela was awarded 40,000 options to purchase Common Stock of the Corporation under the Non-Employee Plan upon his election to the Board of Directors at the 1997 Annual Meeting. The exercise price is 100% of the fair value of such shares on the date such options are granted subject to adjustment as provided by the plan. The options vest ratably over four years. Currently, 20,000 of the options granted Mr. Kilpela have vested with another 10,000 options vesting upon his re-election to the Board of Directors at the 1999 Annual Shareholder Meeting.

Dr. Berkey was awarded 40,000 options to purchase Common Stock of the Corporation under the Non-Employee Plan upon his election to the Board of Directors as part of the 1998 Annual Shareholder Meeting. The exercise price is 100% of the fair value of such shares on the date Dr. Berkey was appointed to the Board of Directors. The options vest ratably over four years. Currently, 10,000 of the options awarded to Dr. Berkey have vested, but 10,000 options will vest upon his election to the Board of Directors at the 1999 Annual Shareholders Meeting.

Mr. Chiafullo was awarded 40,000 options to purchase Common Stock of the Corporation under the Non-Employee Plan upon his election to the Board of Directors as part of the 1998 Annual Shareholder Meeting. The exercise price is 100% of the fair value of such shares on the date Mr. Chiafullo is elected to the Board of Directors. The options vest ratably over four years. Currently, 10,000 of the options awarded to Mr. Chiafullo have vested, but 10,000 options will vest upon his election to the Board of Directors at the 1999 Annual Shareholders Meeting.

Employee directors are not compensated in their role as directors with the exception of grants under the 1990 Employee Director Stock Option Plan (the "Employee Director Plan") pursuant to which options to purchase an aggregate of up to 250,000 shares of Common Stock, subject to adjustment in the event of any change in the Common Stock, may be granted to employee directors. Under the Employee Director Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted. At the 1991 Annual Meeting, Mr. Regan was granted options to purchase 50,000 shares pursuant to the terms of the Employee Director Plan. No options granted pursuant to the Employee Director Plan have been exercised.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of May 18, 1999 with respect to beneficial ownership of the Corporation's Common Stock and the Corporation's Series A Preferred Stock voting as a single class by: (i) all persons known to the Corporation to be considered to own beneficially more than five (5%) percent of the Corporation's Common Stock and Series A Preferred Stock voting as a single class; (ii) all directors of the Corporation; and (iii) all of the Corporation's officers and directors as a group.

                                                                                                            PERCENTAGE
                                                                       AMOUNT AND NATURE                    OF CLASS
                                                                         OF BENEFICIAL                      OF COMMON
NAME OF BENEFICIAL OWNER                                              OWNERSHIP OF STOCK                   SHARES OWNED(10)
------------------------                                              ------------------                   ----------------
John C. Regan (1)(2)(3)(9)                                                   2,013,056                        20.7
Richard A. Bendis (1)(4)(9)                                                     50,250                         *

Edgar Berkey (1)(7)(9)                                                          10,000                         *
James D. Chiafullo (1)(7)(9)                                                    10,000                         *
Edwin J. Kilpela (1)(5)(9)                                                      20,000                         *
Lawrence J. Horvat (2)(6)
   300 Oxford Drive
   Monroeville, Pennsylvania  15146                                            547,548                         5.6
All directors and officers of the Corporation
   as a group including those named above
   (10 persons) (8)                                                          3,101,227                        31.9

---------------


(1)         Director

(2)         Officer

(3) Includes 50,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Director Plan (as hereinafter defined) and 110,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan.

(4) Includes 40,250 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Plan (as hereinafter defined) and 10,000 shares of Common Stock that may be acquired pursuant to non-qualified stock options.

(5) Includes 20,000 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Plan (as hereinafter defined).

(6) Includes 80,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan.

(7) Includes 10,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan.

(8) Includes 681,250 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan to officers of the Corporation, the Employee Director Plan and the Non-Employee Director Plan.

(9)         Nominee for director.

(10) Percentage is of all voting shares assuming conversion of the Corporation's Series A Preferred Stock to Common Stock and the conversion of stock options into Common Stock of the Corporation.

  *         Indicates less than 1%.


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At January 31, 1999, the Corporation and its subsidiaries maintained outstanding personal loans to Mr. Regan in the amount of $95,000. This personal loan is evidenced by a demand note and bears interest at the rate of 6% per annum. This loan was made to provide Mr. Regan with funds to satisfy personal obligations. The loan to Mr. Regan was made in a series of installments from April 1990 to August 1990. The amount specified represents the highest outstanding balances of the loans during the Corporation's fiscal year.

ITEM 14.  EXHIBITS

(a) (3) All exhibits included in the Form 10-KSB for the year ended January 31, 1999 and filed on May 14, 1999 are incorporated by reference.

                         EXHIBIT INDEX


                    PAGES
                 OF SEQUENTIAL
               NUMBERING SYSTEM

24    Power of attorney of directors.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PDG ENVIRONMENTAL, INC.

                             /s/ John C. Regan
                             -----------------------
                             John C. Regan, Chairman and Chief Executive Officer



Date:  May 27, 1999



              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John C. Regan                                May 27, 1999
------------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)







Richard A. Bendis, Director                      By /s/ John C. Regan
                                                 -------------------------------
                                                 John C. Regan, Attorney-in-Fact
                                                 May 27, 1999




Edgar Berkey, Director                           By /s/ John C. Regan
                                                 -------------------------------
                                                 John C. Regan, Attorney-in-Fact
                                                 May 27, 1999




James D. Chiafullo, Director                     By /s/ John C. Regan
                                                 -------------------------------
                                                 John C. Regan, Attorney-in-Fact
                                                 May 27, 1999




Edwin J. Kilpela, Director                       By /s/ John C. Regan
                                                 -------------------------------
                                                 John C. Regan, Attorney-in-Fact
                                                 May 27, 1999