Form 10QSB
period 1999-04-30
PDG ENVIRONMENTAL INC
filed 1999-06-14
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999 OR


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

As of June 8, 1999, there were 8,407,196 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                                        PAGE

    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of April 30, 1999 (unaudited) and
              January 31, 1999                                                                                           3

         (b)  Consolidated Statements of Operations for the Three Months Ended April 30, 1999
              and 1998 (unaudited)                                                                                       4

         (c)  Consolidated Statements of Cash Flows for the Three Months Ended April 30, 1999
              and 1998 (unaudited)                                                                                       5

         (d)  Notes to Consolidated Financial Statements (unaudited)                                                     6

    Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
              Operations                                                                                                 8


PART II.  OTHER INFORMATION

    Item 3.   Defaults Upon Senior Securities                                                                           10

    Item 6.   Exhibits and Reports on Form 8-K                                                                          10

    Signatures                                                                                                          11

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             APRIL 30,         JANUARY 31,
                                                               1999               1999*
                                                            -----------        -----------
                                                            (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                             $    55,000        $   309,000
Accounts receivable - net                                     5,374,000          5,233,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                       1,245,000          1,058,000
Inventory                                                       242,000            298,000
Other current assets                                            485,000            252,000
                                                            -----------        -----------

TOTAL CURRENT ASSETS                                          7,401,000          7,150,000

PROPERTY, PLANT AND EQUIPMENT                                 5,311,000          5,207,000
Less:  accumulated depreciation                              (4,059,000)        (3,948,000)
                                                            -----------        -----------
                                                              1,252,000          1,259,000

OTHER ASSETS                                                  1,051,000          1,155,000
                                                            -----------        -----------

TOTAL ASSETS                                                $ 9,704,000        $ 9,564,000
                                                            ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                            $ 1,652,000        $ 1,506,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                      836,000            673,000
Current portion of long-term debt                               168,000            174,000
Accrued liabilities                                             896,000          1,290,000
                                                            -----------        -----------



TOTAL CURRENT LIABILITIES                                     3,552,000          3,643,000

OTHER LONG-TERM LIABILITIES                                     404,000            404,000

LONG-TERM DEBT                                                1,150,000            716,000

MINORITY INTEREST                                                    --                 --

Stockholders' Equity
Cumulative convertible 2% preferred stock                        14,000             14,000
Common stock                                                    169,000            168,000
Additional paid-in capital                                    7,409,000          7,395,000
(Deficit) retained earnings                                  (2,969,000)        (2,751,000)
Less treasury stock                                             (25,000)           (25,000)
                                                            -----------        -----------

TOTAL STOCKHOLDERS' EQUITY                                    4,598,000          4,801,000
                                                            -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 9,704,000        $ 9,564,000
                                                            ===========        ===========

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE THREE MONTHS
                                                                      ENDED APRIL 30,
                                                              -----------------------------
                                                                 1999               1998
                                                              ----------        -----------
CONTRACT REVENUES                                             $5,153,000        $13,351,000
CONTRACT COSTS                                                 4,385,000         11,602,000
                                                              ----------        -----------

Gross margin                                                     768,000          1,749,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     959,000            774,000
                                                              ----------        -----------

Income (loss) from operations                                   (191,000)           975,000

OTHER INCOME (EXPENSE):
  Interest expense                                               (29,000)           (57,000)
  Interest income                                                  2,000              2,000
                                                              ----------        -----------

                                                                 (27,000)           (55,000)
                                                              ----------        -----------
Income (loss) before income taxes and minority interest         (218,000)           920,000

INCOME TAX PROVISION                                                  --            (20,000)

MINORITY INTEREST                                                     --           (339,000)
                                                              ----------        -----------

NET INCOME (LOSS)                                             $ (218,000)       $   561,000
                                                              ==========        ===========

PER SHARE OF COMMON STOCK:

  BASIC                                                       $    (0.03)       $      0.09
                                                              ==========        ===========

  DILUTIVE                                                    $    (0.03)       $      0.07
                                                              ==========        ===========

AVERAGE COMMON SHARES EQUIVALENTS OUTSTANDING                  8,391,000          6,497,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS
OUTSTANDING                                                           --          1,948,000
                                                              ----------        -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                              8,391,000          8,445,000
                                                              ==========        ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE THREE MONTHS
                                                                       ENDED APRIL 30,
                                                                 ----------------------------
                                                                   1999               1998
                                                                 ---------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                $(218,000)       $   561,000
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO CASH:
    Depreciation and amortization                                  223,000            162,000
    Minority Interest                                                   --            339,000
    Other                                                               --             (1,000)
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                           (141,000)        (3,071,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                    (187,000)            75,000
    Inventory                                                       56,000              1,000
    Other current assets                                            51,000             91,000
    Accounts payable                                              (138,000)         1,085,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                     163,000            548,000
    Accrued liabilities                                           (394,000)           439,000
                                                                 ---------        -----------


                                                                  (590,000)          (832,000)
                                                                 ---------        -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  (585,000)           229,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                     (112,000)          (109,000)
                                                                 ---------        -----------
NET CASH USED BY INVESTING ACTIVITIES                             (112,000)          (109,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                             475,000                 --
    Principal payments on debt                                     (47,000)          (495,000)
    Proceeds from Exercise of Stock Options & Warrants              15,000             52,000
                                                                 ---------        -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                   443,000           (443,000)
                                                                 ---------        -----------

Net Increase (Decrease) in Cash and Short-Term Investments        (254,000)          (323,000)
Cash and Short-Term Investments, Beginning of Period               309,000            892,000
                                                                 ---------        -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                   $  55,000        $   569,000
                                                                 =========        ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 1999
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s (the "Corporation") and its wholly-owned subsidiaries. Additionally, the results of PDG/Philip, LP (the "Venture"), in which the Corporation held a 60% interest, are consolidated into the fiscal 1999 amounts, since the Corporation was the majority owner of the Venture and exercised day-to-day operating control. The contract was completed in the second quarter of fiscal 1999, and the Venture was dissolved by January 31, 1999.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended April 30, 1999 were of a normal, recurring nature. The amounts presented for the three months ended April 30, 1999 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 1999 dated April 1, 1999, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the three months ended April 30, 1999 due to the loss in the current period and the existence of unused net operating loss carryforwards. No state income taxes were provided due the loss in the current period.

Income taxes paid by the Corporation for the three months ended April 30, 1999 and 1998 totaled approximately $35,000 and $13,000, respectively.

NOTE 3 - LINE OF CREDIT

On August 25, 1997, the Corporation closed on a new $2 million credit facility consisting of a 5-year $0.5 million equipment note and a 3-year revolving line of credit with a maximum advance of $1.5 million. Both the equipment note and the line of credit have an interest rate of prime plus 3.5%. As of April 30, 1999, the outstanding balance on the new revolving line of credit was $654,000.

During fiscal 1996, the registrant entered into two agreements guaranteeing ICHOR Corporation's ("ICHOR") accounts receivable financed by Sirrom Environmental Funding, LLC ("Sirrom"). At April 30, 1999, the balance guaranteed by the Corporation under the two agreements was approximately $130,000. It is expected that the remaining outstanding receivables covered by the guarantee will be paid by ICHOR's customer during the first half of Fiscal 2000, eliminating the registrant's remaining guarantee.

The Corporation paid interest costs totaling approximately $29,000 and $36,000 during the three months ended April 30, 1999 and 1998, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $7,000 at April 30, 1999. At April 30, 1999, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          FOR THE THREE MONTHS
                                                                             ENDED APRIL 30,
                                                                         1999               1998
                                                                      -----------------------------
NUMERATOR:

  Net Income (loss)                                                   $ (218,000)       $  561,000
  Preferred stock dividends                                                   --            (8,000)
                                                                      ----------        ----------
  Numerator for basic earnings per share--income available
      to common stockholders                                            (218,000)          553,000

  Effect of dilutive securities:
      Preferred stock dividends                                               --             8,000
                                                                      ----------        ----------

  Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                            (218,000)          561,000
                                                                      ----------        ----------

DENOMINATOR:

  Denominator for basic earnings per share--weighted average
    shares                                                             8,391,000         6,497,000

  Effect of dilutive securities:
    Employee stock options                                                    --           860,000
    Warrants                                                                  --           356,000
    Convertible preferred stock                                               --           732,000
                                                                      ----------        ----------

  Dilutive potential common shares                                            --         1,948,000
                                                                      ----------        ----------
    Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                    8,391,000         8,445,000
                                                                      ==========        ==========

BASIC EARNINGS PER SHARE                                              $    (0.03)       $     0.09
                                                                      ==========        ==========

DILUTED EARNINGS PER SHARE                                            $    (0.03)       $     0.07
                                                                      ==========        ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 AND 1998

During the three months ended April 30, 1999 ("Fiscal 2000"), the Corporation's contract revenues decreased to $5.2 million compared to $13.4 million in the three months ended April 30, 1998 ("Fiscal 1999"). The decrease was due to the Corporation entering the prior fiscal year with a greater backlog of contracts and a $7.2 million contribution to revenue that the $12 million Keystone contract made in the first quarter of the prior year.

The Corporation's gross margin decreased to $0.8 million in the first quarter of fiscal 2000 compared to $1.7 million in the first quarter of fiscal 1999. The decrease in gross margin in total is due to decreased levels of revenues. The contract margin as a percentage of revenue increased as, traditionally, larger contracts are bid at lower margins.

Selling, general and administrative expenses increased to $0.96 million in the three months ended April 30, 1999 compared to $0.77 million in the same quarter of the previous fiscal year. During the current fiscal quarter, the Corporation had two additional branch offices. Additionally, the Company incurred $0.06 million in the current fiscal quarter for the amortization of intangibles which were not in existence during the prior year's fiscal first quarter. These intangibles are related to the acquisition in November, 1998 of operations located in St. Louis and Chicago.

The Corporation reported a loss from operations of $0.2 million for the three months ended April 30, 1999 compared to income from operations of $1.0 million for the three months ended April 30, 1998 as a direct result of the factors discussed above.

Interest expense decreased to $0.03 million in the current quarter as compared to $0.06 million in the same quarter of a year ago.

During the quarter ended April 30, 1999 and 1998, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the current quarter due to the loss while a state income tax provision of $20,000 was made in the prior fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 1999, the Corporation's cash decreased by $0.25 million to $0.06 million.

Cash flows used by operating activities totaled $0.6 million in the three months ended April 30, 1999. Cash outflows included $0.2 million related to net loss during the current three months, a $0.1 million increase in accounts receivables, a $0.2 million increase in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.1 million decrease in accounts payable and a $0.4 million decrease in accrued liabilities related to the timing of payments. These cash outflows were partially offset by cash inflows which principally included a $0.2 million of depreciation and amortization and a $0.2 million increase in billings in excess of costs and estimated earnings on uncompleted contracts.

The decrease in cash and short term investments during the first quarter of fiscal 2000 is attributable to cash outflows from operations of $0.6 million. The cash outflows relative to investing activities were for the purchase of property, plant and equipment ($0.1 million), and the cash outflows relating to financing activities were for the repayment of debt ($0.05 million). These outflows were partially offset by $0.5 million of net borrowings of the line of credit and $0.02 million from the exercise of stock options.

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

At April 30, 1999, the Corporation's backlog associated with its asbestos abatement business totaled $15.9 million ($9.4 million on fixed fee contracts and $6.5 million on time and materials or unit price contracts).

                           PART II-- OTHER INFORMATION


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At April 30, 1999, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $7,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
                              EXHIBIT INDEX
                       EXHIBIT NO. AND DESCRIPTION
                                                            PAGES OF SEQUENTIAL
                                                             NUMBERING SYSTEM

27.     Financial data schedule

(b)     Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended April 30, 1999.

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











Date:  June 11, 1999