Form 10QSB
period 1999-07-31
PDG ENVIRONMENTAL INC
filed 1999-09-14
CIK 771485

                                                                     (conformed)


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999 OR


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

As of September 3, 1999, there were 8,387,796 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                        PAGE
                                                                                                                      ----
    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of July 31, 1999 (unaudited) and January 31, 1999                3

         (b)  Consolidated  Statements  of  Operations  for the  Three  Months  Ended  July 31,  1999 and 1998
              (unaudited)                                                                                               4

         (c)  Consolidated  Statements  of  Operations  for the Six  Months  Ended  July  31,  1999  and  1998
              (unaudited)                                                                                               5

         (d)  Consolidated  Statements  of Cash  Flows  for the Six  Months  Ended  July  31,  1999  and  1998
              (unaudited)                                                                                               6

         (e)  Notes to Consolidated Financial Statements (unaudited)                                                    7

    Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of Operations           10


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                                         13

    Item 3.  Defaults Upon Senior Securities                                                                           13

    Item 4.  Submission of Matters to a Vote of Security Holders                                                       13

    Item 6.  Exhibits and Reports on Form 8-K                                                                          13

    Signatures                                                                                                         14

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                JULY 31,              JANUARY 31,
                                                                  1999                    1999*
                                                               -----------            -----------
                                                               (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                $    242,000           $    309,000
Accounts receivable - net                                         6,851,000              5,233,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                           1,424,000              1,058,000
Inventory                                                           264,000                298,000
Other current assets                                                415,000                252,000
                                                               ------------           ------------

TOTAL CURRENT ASSETS                                              9,196,000              7,150,000

PROPERTY, PLANT AND EQUIPMENT                                     5,539,000              5,207,000
Less:  accumulated depreciation                                  (4,172,000)            (3,948,000)
                                                               ------------           ------------
                                                                  1,367,000              1,259,000

OTHER ASSETS                                                        959,000              1,155,000
                                                               ------------           ------------

TOTAL ASSETS                                                   $ 11,522,000           $  9,564,000
                                                               ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                               $  2,736,000           $  1,506,000
Accrued liabilities                                               1,303,000              1,290,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                        1,272,000                673,000
Current portion of long-term debt                                   165,000                174,000
                                                               ------------           ------------

TOTAL CURRENT LIABILITIES                                         5,476,000              3,643,000

OTHER LONG-TERM LIABILITIES                                         334,000                404,000

LONG-TERM DEBT                                                    1,253,000                716,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                            14,000                 14,000
Common stock                                                        169,000                168,000
Additional paid-in capital                                        7,413,000              7,395,000
(Deficit) retained earnings                                      (3,099,000)            (2,751,000)
Less treasury stock                                                 (38,000)               (25,000)
                                                               ------------           ------------


TOTAL STOCKHOLDERS' EQUITY                                        4,459,000              4,801,000
                                                               ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 11,522,000           $  9,564,000
                                                               ============           ============

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                         FOR THE THREE MONTHS
                                                                             ENDED JULY 31,
                                                                  -----------------------------------
                                                                      1999                   1998
                                                                  ------------           ------------
CONTRACT REVENUES                                                 $  7,869,000           $ 10,844,000
CONTRACT COSTS                                                       6,723,000              9,256,000
                                                                  ------------           ------------

Gross margin                                                         1,146,000              1,588,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           861,000                652,000
LITIGATION SETTLEMENT                                                  379,000                     --
                                                                  ------------           ------------

Income (loss) from operations                                          (94,000)               936,000

OTHER INCOME (EXPENSE):
  Interest expense                                                     (39,000)               (34,000)
  Interest income                                                        2,000                  2,000
  Other income                                                           1,000                     --
                                                                  ------------           ------------
                                                                       (36,000)               (32,000)
                                                                  ------------           ------------
Income (loss) before income taxes, minority interest and
   discontinued operations                                            (130,000)               904,000

INCOME TAX PROVISION                                                        --                (20,000)

MINORITY INTEREST                                                           --               (226,000)
                                                                  ------------           ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                          (130,000)               658,000

DISCONTINUED OPERATIONS:

   Litigation settlement                                                    --               (200,000)
                                                                  ------------           ------------
NET INCOME (LOSS)                                                 $   (130,000)          $    458,000
                                                                  ============           ============

PER SHARE OF COMMON STOCK - BASIC:

   Income (loss) before discontinued operations                   $      (0.02)          $       0.09
   Discontinued operations                                                  --                  (0.03)
                                                                  ------------           ------------

   Net (loss) income per share                                    $      (0.02)          $       0.06
                                                                  ============           ============

PER SHARE OF COMMON STOCK - DILUTIVE:

  Income (loss) before discontinued operations                    $      (0.02)          $       0.08
  Discontinued operations                                                   --                  (0.02)
                                                                  ------------           ------------

  Net income (loss) per share                                     $      (0.02)          $       0.06
                                                                  ============           ============

AVERAGE COMMON SHARES OUTSTANDING                                    8,398,000              7,047,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING                       --              1,565,000
                                                                  ------------           ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
   EQUIVALENTS OUTSTANDING FOR EARNINGS PER
   SHARE CALCULATION                                                 8,398,000              8,612,000
                                                                  ============           ============


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                          FOR THE SIX MONTHS
                                                                             ENDED JULY 31,
                                                                  -----------------------------------
                                                                      1999                   1998
                                                                  ------------           ------------
CONTRACT REVENUES                                                 $ 13,022,000           $ 24,195,000
CONTRACT COSTS                                                      11,108,000             20,858,000
                                                                  ------------           ------------

Gross margin                                                         1,914,000              3,337,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         1,820,000              1,426,000
LITIGATION SETTLEMENT                                                  379,000                     --
                                                                  ------------           ------------

Income (loss) from operations                                         (285,000)             1,911,000

OTHER INCOME (EXPENSE):
   Interest expense                                                    (68,000)               (92,000)
   Interest income                                                       4,000                  4,000
   Other income                                                          1,000                     --
                                                                  ------------           ------------
                                                                       (63,000)               (88,000)
                                                                  ------------           ------------
Income (loss) before income taxes, minority interest and
   discontinued operations                                            (348,000)             1,823,000

INCOME TAX PROVISION                                                        --                (40,000)

MINORITY INTEREST                                                           --               (564,000)
                                                                  ------------           ------------

Income (loss) before discontinued operations                          (348,000)             1,219,000

DISCONTINUED OPERATIONS:

   Litigation settlement                                                    --               (200,000)
                                                                  ------------           ------------

NET INCOME (LOSS)                                                 $   (348,000)          $  1,019,000
                                                                  ============           ============

PER SHARE OF COMMON STOCK - BASIC:

   Income (loss) before discontinued operations                   $      (0.04)          $       0.18
   Discontinued operations                                                  --                  (0.03)
                                                                  ------------           ------------

   Net income (loss) per common share                             $      (0.04)          $       0.15
                                                                  ============           ============

PER SHARE OF COMMON STOCK - DILUTIVE:

   Income before discontinued operations                          $      (0.04)          $       0.15
   Discontinued operations                                                  --                  (0.02)
                                                                  ------------           ------------

   Net income per common share                                    $      (0.04)          $       0.13
                                                                  ============           ============

AVERAGE COMMON SHARES OUTSTANDING                                    8,394,000              6,776,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING                       --              1,602,000
                                                                  ------------           ------------


AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING FOR EARNINGS PER
  SHARE CALCULATION                                                  8,394,000              8,378,000
                                                                  ============           ============


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                          FOR THE SIX MONTHS
                                                                              ENDED JULY 31,
                                                                    ---------------------------------
                                                                       1999                   1998
                                                                    -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  (348,000)          $ 1,019,000

ADJUSTMENTS TO RECONCILE NET
  INCOME (LOSS) TO CASH:
    Depreciation and amortization                                       388,000               290,000
    Minority interest                                                        --               125,000
    Other                                                                    --                    --

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                              (1,618,000)           (1,194,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                         (366,000)             (308,000)
    Inventory                                                            34,000               (34,000)
    Other current assets                                                168,000               234,000
    Accounts payable                                                    899,000            (1,181,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                          599,000               339,000
    Accrued liabilities                                                  13,000               647,000
    Other                                                               (12,000)                   --
                                                                    -----------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                            (283,000)           (1,497,000)
                                                                    -----------           -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       (243,000)              (63,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                          (358,000)             (247,000)
                                                                    -----------           -----------
NET CASH USED BY INVESTING ACTIVITIES                                  (358,000)             (247,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                 19,000               969,000
    Proceeds from debt                                                  619,000                    --
    Purchase of common stock for treasury                               (13,000)                   --
    Principal payments on debt                                          (91,000)           (1,020,000)
                                                                    -----------           -----------
NET CASH USED BY FINANCING ACTIVITIES                                   534,000               (51,000)
                                                                    -----------           -----------

Net Increase (Decrease) in Cash and Short-Term Investments              (67,000)             (361,000)
Cash and Short-Term Investments, Beginning of Period                    309,000               892,000
                                                                    -----------           -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                      $   242,000           $   531,000
                                                                    ===========           ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JULY 31, 1999
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. Additionally, the results of PDG/Philip, L.P. (the "Venture") in which the Corporation held a 60% interest, are consolidated into the fiscal 1999 amounts, since the Corporation was the majority owner of the Venture and exercised day-to-day operating control. The contract was completed in the second quarter of fiscal 1999, and the Venture ceased operations by January 31, 1999.

The accompanying financial statements of the Corporation are unaudited and prepared in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended July 31, 1999 were of a normal, recurring nature. The amounts presented for the three and six months ended July 31, 1999 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 1999 dated April 1, 1999 and Quarterly Report on Form 10-QSB of the Corporation for the quarter ended April 30, 1999 dated June 11, 1999, and should be read in conjunction with this quarterly report.

The Corporation does not have any items which would require adjustments to arrive at comprehensive income.

NOTE 2 - FEDERAL INCOME TAXES

No federal income taxes have been provided for the three and six months ended July 31, 1999 due to the loss in the current period and the existence of unused net operating loss carryforwards. No state income taxes were provided due to the loss in the current period.

Income taxes paid by the Corporation for the six months ended July 31, 1999 and 1998 totaled approximately $38,000 and $13,000, respectively.

NOTE 3 - DEBT

On August 25, 1997, the Corporation closed on a new $2 million credit facility consisting of a 5-year $0.5 million equipment note and a 3-year revolving line of credit with a maximum advance of $1.5 million. Both the equipment note and the line of credit have an interest rate of prime plus 3.5%. As of July 31, 1999, the outstanding balance on the revolving line of credit was $798,000.

During fiscal 1996, the registrant entered into two agreements guaranteeing a former subsidiary, PDG Remediation ("PDGR") now ICHOR Corporation's ("ICHOR") accounts receivable financed by Sirrom Environmental Funding, LLC ("Sirrom"). At July 31, 1999, the balance guaranteed by the Corporation had been reduced to zero with the payment of the remaining amounts guaranteed by the Corporation.

The Corporation paid interest costs totaling approximately $63,000 and $48,000 during the six months ended July 31, 1999 and 1998, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $7,000 at July 31, 1999. At July 31, 1999, there were 6,000 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:



                                                                               FOR THE SIX MONTHS
                                                                                 ENDED JULY 31,
                                                                           1999                 1998
                                                                       ---------------------------------
NUMERATOR:

Income (loss) from continuing operations                               $  (348,000)          $ 1,219,000
Preferred stock dividends                                                       --               (17,000)
                                                                       -----------           -----------
Numerator for basic earnings per share--income available
      to common stockholders                                              (348,000)            1,202,000

Effect of dilutive securities:
      Preferred stock dividends                                                 --                17,000
                                                                       -----------           -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                              (348,000)            1,219,000
                                                                       -----------           -----------

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                               8,394,000             6,776,000

Effect of dilutive securities:
    Employee stock options                                                      --               811,000
    Warrants                                                                    --                55,000
    Convertible preferred stock                                                 --               736,000
                                                                       -----------           -----------

Dilutive potential common shares                                                --             1,602,000
                                                                       -----------           -----------
  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                        8,394,000             8,378,000
                                                                       ===========           ===========

BASIC EARNINGS PER SHARE                                               $     (0.04)          $      0.18
                                                                       ===========           ===========

DILUTED EARNINGS PER SHARE                                             $     (0.04)          $      0.15
                                                                       ===========           ===========


The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                              FOR THE THREE MONTHS
                                                                                 ENDED JULY 31,
                                                                           1999                 1998
                                                                       ---------------------------------
NUMERATOR:

Income (loss) from continuing operations                               $  (130,000)          $   658,000
Preferred stock dividends                                                       --                (9,000)
                                                                       -----------           -----------
Numerator for basic earnings per share--income available
      to common stockholders                                              (130,000)              650,000

Effect of dilutive securities:
      Preferred stock dividends                                                 --                 8,000
                                                                       -----------           -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                              (130,000)              658,000
                                                                       -----------           -----------

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                               8,398,000             7,047,000

Effect of dilutive securities:
    Employee stock options                                                      --               777,000
    Warrants                                                                    --                52,000
    Convertible preferred stock                                                 --               736,000
                                                                       -----------           -----------

Dilutive potential common shares                                                --             1,565,000
                                                                       -----------           -----------
  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                        8,398,000             8,612,000
                                                                       ===========           ===========

BASIC EARNINGS PER SHARE                                               $     (0.02)          $      0.09
                                                                       ===========           ===========

DILUTED EARNINGS PER SHARE                                             $     (0.02)          $      0.08
                                                                       ===========           ===========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 AND 1998

The Corporation's contract revenues decreased to $7.9 million during the three months ended July 31, 1999 ("Fiscal 2000") compared to $10.8 million in the three months ended July 31, 1998 ("Fiscal 1999"). The decrease in revenues was due to the Corporation entering the prior fiscal quarter with a greater backlog of contracts and the $2.5 million contribution to revenue that the $12 million Keystone contract, for the abatement of a building in Harrisburg, Pennsylvania, made in the second quarter of fiscal 1999.

The Corporation's gross margin decreased to $1.1 million in the second quarter of fiscal 2000 compared to $1.6 million in the second quarter of fiscal 1999. The decrease in gross margin was attributable to the aforementioned decrease in contract revenue. The gross margin as a percentage of revenue increased as, traditionally, larger contracts are bid at lower margins.

Selling, general and administrative expenses increased to $0.86 million in the three months ended July 31, 1999 compared to $0.65 million in the three months ended July 31, 1998. During the current fiscal quarter, the Corporation operated two additional branch offices.

In June 1999, the Corporation reached a settlement with the Mason Tenders District Council Welfare Fund whereby the Corporation agreed to pay $500,000 to resolve all claims concerning contributions owed for the period January 1, 1995 through May 31, 1996 and related claims for interest, statutory damages, costs and attorneys' fees. The initial payment of $200,000 was made in June 1999 with the remainder of $100,000 due by December 28, 1999 and $200,000 by June 28, 2000. This resulted in a $379,000 charge in the second quarter of Fiscal 2000 which was net of amounts previously accrued and recoveries from third parties.

As a result of the factors described above, the Corporation reported net loss from operations of $0.1 million in the current three month period compared to income from operations of $0.9 million for the same three months of the prior fiscal year.

The Corporation's interest expense increased to $39,000 for the three months ended July 31, 1999 from $34,000 for the three months ended July 31, 1998.

During the three months ended July 31, 1999 and 1998, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the current quarter due to the loss while a state income tax provision of $20,000 was made in the prior fiscal quarter.

The loss from continuing operations for the three month period ending July 31, 1999 was $130,000 as compared to income of $658,000 for the same three months of the prior quarter.

The $200,000 loss from discontinued operations in the prior quarter relates to the agreement in principal reached June 8, 1998 with the plaintiffs in the purported class action. The Corporation's share of the settlement is $173,000. Additionally, the Corporation incurred $27,000 of legal expenses in relation to the litigation.

SIX MONTHS ENDED JULY 31, 1999 AND 1998

The Corporation's contract revenues decreased to $13.0 million for the six months ended July 31, 1999 compared to $24.2 million for the six months ended July 31, 1998.

The decrease in revenues was due to the Corporation entering the prior fiscal year with a greater backlog of contracts and the $9.7 million contribution to revenue that the $12 million Keystone contract made in the prior period.

The gross margin reported by the Corporation in the six months ended July 31, 1999 decreased to $1.9 million compared to $3.3 million for the six months ended July 31, 1998. The decrease in gross margin related to the aforementioned increase in contract revenue. The gross margin as a percentage of revenue increased as, traditionally, larger contracts are bid at lower margins.

Selling, general and administrative expenses reported by the Corporation for the six months ended July 31, 1999 increased to $1.8 million as compared to $1.4 million for the same six month period of the prior fiscal year. The increase is primarily attributable to the addition of two new branch offices in Fiscal 2000.

In June 1999, the Corporation reached a settlement with the Mason Tenders District Council Welfare Fund whereby the Corporation agreed to pay $500,000 to resolve all claims concerning contributions owed for the period January 1, 1995 through May 31, 1996 and related claims for interest, statutory damages, costs and attorneys' fees. The initial payment of $200,000 was made in June 1999 with the remainder of $100,000 due by December 28, 1999 and $200,000 by June 28, 2000. This resulted in a $379,000 charge in the second quarter of Fiscal 2000 which was net of amounts previously accrued and recoveries from third parties.

The Corporation reported a loss from operations of $0.3 million in the six months ended July 31, 1999 as a result of the factors discussed above compared to income from operations of $1.9 million in the same six month period last year.

Interest expense decreased to $0.07 million in the current six month period compared to $0.09 million in the six months ended July 31, 1998 due to a decrease in the balance of indebtedness as compared to the prior fiscal year.

Interest income totaled $4,000 for both six month periods.

No provisions for federal income taxes were made during the six months ended July 31, 1999 and 1998 due to the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the current six month period due to the loss while a state income provision of $40,000 was made in the prior six month period.

The loss from continuing operations for the six month period ending July 31, 1999 was $348,000 as compared to income of $1,219,000 for the same six months of the prior year.

The $200,000 loss from discontinued operations in the prior quarter relates to the agreement in principal reached June 8, 1998 with the plaintiffs in the purported class action. The Corporation's share of the settlement is $173,000. Additionally, the Corporation incurred $27,000 of legal expenses in relation to the litigation.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity decreased during the six months ended July 31, 1999 as cash and short-term investments decreased by $0.07 million to $0.24 million

During the six months ended July 31, 1999, the $0.07 million decrease in the Corporation's liquidity resulted from cash used by operating activities of $0.24 million and cash utilized by investing activities of $0.36 million. These cash outflows were offset in part by cash provided by financing activities of $0.53 million.

Cash flows used by operations totaled $0.24 million in the six months ended July 31, 1999. Cash outflows included $0.35 million related to the net loss during the current six months, a $1.6 million increase in receivables and a $0.37 million increase in costs and estimated earnings in excess of billings on uncompleted contracts. These cash outflows were partially offset by cash inflows which principally included $0.4 million of depreciation and amortization, a $0.9 million increase in accounts payable, a $0.17 million decrease in other current assets and a $0.6 million increase in billings in excess of costs and estimated earnings on uncompleted contracts.

During the six months ended July 31, 1999, cash outflows associated with investing activities of $0.36 million were due to the purchase of property, plant and equipment.

The Corporation's cash inflows related to financing activities included $0.6 million in net borrowings on the line of credit and $0.02 million from the exercise of employee stock options partially offset by $0.09 million of principal repayments of debt and $0.01 million for the purchase of common stock for the treasury.

The Corporation's liquidity decreased during the six months ended July 31, 1998 as cash and short-term investments decreased by $0.36 million to $0.53 million.

The decrease in fiscal 1999 was due to a $0.06 million cash outflow from operating activities, a $0.25 million outflow related to investing activities and a $0.05 million outflow associated with financing activities.

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

At July 31, 1999, the Corporation's backlog associated with its asbestos abatement business totaled $14.6 million ($9.0 million on fixed fee contracts and $5.6 million on time and materials or unit price contracts).

                           PART II-- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

In this quarter, the Corporation reached an unexpected settlement with the Mason Tenders District Council Welfare Fund whereby the Corporation agreed to pay $500,000, over a period of time, to resolve all claims concerning contributions allegedly owed to the funds, but specifically for the period January 1, 1995 through May 31, 1996 and related claims for interest, statutory damages, costs and attorneys' fees. Management and legal counsel maintain that the Corporation's position would have been sustained if litigated to a final unappealable decision. However, in view of the costs and vagaries associated with continued litigation, management concluded that an adverse ruling at the trial stage of the dispute was not an acceptable risk. The supersedeas bond necessary to appeal such a decision would have included costs, fees and penalties and may have reduced the Corporation's capacity to obtain payment and performance bonds for its ordinary operations. The initial payment of $200,000 was made in June 1999 with the remainder of $100,000 due by December 28, 1999 and $200,000 by June 28, 2000. This settlement resulted in a $379,000 charge in the second quarter of fiscal 2000, which was net of amounts previously accrued and recoveries from third parties.

The registrant is subjected to disputes and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the registrant based upon information available at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At July 31, 1999, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $7,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF STOCKHOLDERS

On September 7, 1999 the Annual Meeting of the Stockholders of PDG Environmental, Inc. was held in Pittsburgh, PA. At the meeting all of management's nominees were elected directors of the Corporation with the following vote:

                  Votes For                           7,500,900 to 7,528,735
                  Votes Against                       51,108 to 78,943

Ernst & Young, LLP was ratified as the Corporation's auditors as follows:

                  Votes For                           4,611,034
                  Votes Against                       2,961,897
                  Abstained                           6,912

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

                                  EXHIBIT INDEX

                           EXHIBIT NO. AND DESCRIPTION

                                                             PAGES OF SEQUENTIAL
                                                               NUMBERING SYSTEM

27   Financial Data Schedule

(b) The registrant did not file any current reports on Form 8-K during the three months ended July 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PDG ENVIRONMENTAL, INC.




                                         By /s/John C. Regan
                                            ------------------------------------
                                            John C. Regan
                                            Chairman and Chief Executive Officer










Date:  September 13, 1999