Form 10QSB
period 1999-10-31
PDG ENVIRONMENTAL INC
filed 1999-12-13
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999 OR


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         (conformed) EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                          ____________ TO ____________


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


As of December 9, 1999, there were 8,387,796 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX




PART I.   FINANCIAL INFORMATION                                            PAGE


     Item 1.   Consolidated Financial Statements and Notes to Consolidated
                 Financial Statements


          (a)  Condensed Consolidated Balance Sheets as of October 31, 1999
                 (unaudited) and January 31, 1999                            3

          (b)  Consolidated  Statements  of  Operations  for the Three Months
               Ended  October 31, 1999 and 1998 (unaudited)                  4

          (c)  Consolidated  Statements  of  Operations  for the Nine Months
                 Ended  October 31, 1999 and 1998 (unaudited)                5

          (d)  Consolidated  Statements  of Cash Flows for the Nine Months Ended
                 October  31, 1999 and 1998 (unaudited)                      6

          (e)  Notes to Consolidated Financial Statements (unaudited)        7

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results  of Operations                                      11


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                             14

     Item 3.   Defaults Upon Senior Securities                               14

     Item 6.   Exhibits and Reports on Form 8-K                              14

     Signatures                                                              15

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  OCTOBER 31,           JANUARY 31,
                                                                     1999                  1999*
                                                                 ------------          ------------
                                                                 (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                 $   748,000           $   309,000
Accounts receivable - net                                         5,757,000             5,233,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                             864,000             1,058,000
Inventory                                                           284,000               298,000
Other current assets                                                361,000               252,000
                                                                ------------          ------------

TOTAL CURRENT ASSETS                                              8,014,000             7,150,000

PROPERTY, PLANT AND EQUIPMENT                                     5,667,000             5,207,000
Less:  accumulated depreciation                                  (4,311,000)           (3,948,000)
                                                                ------------          ------------
                                                                  1,356,000             1,259,000

OTHER ASSETS                                                        923,000             1,155,000
                                                                ------------          ------------

TOTAL ASSETS                                                    $10,293,000           $ 9,564,000
                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                $ 1,779,000           $ 1,506,000
Accrued liabilities                                               1,521,000             1,290,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                        1,325,000               673,000
Current portion of long-term debt                                   163,000               174,000
                                                                ------------          ------------

TOTAL CURRENT LIABILITIES                                         4,788,000             3,643,000

OTHER LONG-TERM LIABILITIES                                         316,000               404,000

LONG-TERM DEBT                                                      419,000               716,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                            14,000                14,000
Common stock                                                        169,000               168,000
Additional paid-in capital                                        7,413,000             7,395,000
Less treasury stock                                                 (38,000)              (25,000)
(Deficit) retained earnings                                      (2,788,000)           (2,751,000)
                                                                ------------          ------------



TOTAL STOCKHOLDERS' EQUITY                                        4,770,000             4,801,000
                                                               ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $10,293,000           $ 9,564,000
                                                               ============           ============

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                FOR THE THREE MONTHS
                                                                  ENDED OCTOBER 31,
                                                         ---------------------------------
                                                             1999                  1998
                                                         -----------           -----------

CONTRACT REVENUES                                         $7,496,000            $7,148,000
CONTRACT COSTS                                             6,055,000             6,317,000
                                                         -----------           -----------

Gross margin                                               1,441,000               831,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               1,094,000               731,000
                                                         -----------           -----------

Income from operations                                       347,000               100,000

OTHER INCOME (EXPENSE):
  Interest expense                                           (41,000)              (29,000)
  Interest income                                              4,000                 2,000
  Other income                                                 1,000                 4,000
                                                         -----------           -----------
                                                             (36,000)              (23,000)
                                                         -----------           -----------
Income before income taxes and
  minority interest                                          311,000                77,000

INCOME TAX PROVISION                                              --               (20,000)

MINORITY INTEREST                                                 --               (12,000)
                                                         -----------           -----------

NET INCOME                                                $  311,000            $   45,000
                                                         ===========           ===========

PER SHARE OF COMMON STOCK - BASIC:                        $     0.04            $     0.01
                                                         ===========           ===========

PER SHARE OF COMMON SHARE - DILUTIVE                      $     0.04            $     0.01
                                                         ===========           ===========

AVERAGE COMMON SHARES OUTSTANDING                          8,388,000             7,820,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS
OUTSTANDING                                                  209,000               712,000
                                                         -----------           -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARES CALCULATION                                         8,597,000             8,532,000
                                                         ===========           ===========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                     FOR THE NINE MONTHS
                                                                       ENDED OCTOBER 31,

                                                              -----------------------------------
                                                                  1999                   1998
                                                              ------------           ------------

CONTRACT REVENUES                                              $20,517,000            $31,343,000
CONTRACT COSTS                                                  17,162,000             27,175,000
                                                              ------------           ------------

Gross margin                                                     3,355,000              4,168,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     2,914,000              2,157,000
LITIGATION SETTLEMENT EXPENSE                                      379,000                     --
                                                              ------------           ------------

Income from operations                                              62,000              2,011,000

OTHER INCOME (EXPENSE):
   Interest expense                                               (109,000)              (121,000)
   Interest income                                                   8,000                  6,000
   Other income                                                      2,000                  4,000
                                                              ------------           ------------
                                                                   (99,000)              (111,000)
                                                              ------------           ------------
Income (loss) before income taxes, minority interest
   and discontinued operations                                     (37,000)             1,900,000

INCOME TAX PROVISION                                                    --                (60,000)

MINORITY INTEREST                                                       --               (576,000)
                                                              ------------           ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                       (37,000)             1,264,000

DISCONTINUED OPERATIONS
  Litigation settlement                                                 --               (200,000)
                                                              ------------           ------------

NET INCOME (LOSS)                                              $   (37,000)           $ 1,064,000
                                                              ============           ============

PER SHARE OF COMMON STOCK - BASIC:

   INCOME BEFORE DISCONTINUED OPERATIONS                       $      0.00            $      0.18
   DISCONTINUED OPERATIONS                                            0.00                  (0.03)
                                                              ------------           ------------

   NET INCOME PER SHARE                                        $      0.00            $      0.15
                                                              ============           ============

PER SHARE OF COMMON STOCK - DILUTIVE:

  INCOME BEFORE DISCONTINUED OPERATIONS                        $      0.00            $      0.16
  DISCONTINUED OPERATIONS                                             0.00                  (0.02)
                                                              ------------           ------------

  NET INCOME PER SHARE                                         $      0.00            $      0.14
                                                              ============           ============

AVERAGE COMMON SHARES OUTSTANDING                                8,392,000              7,181,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS
OUTSTANDING                                                             --                856,000
                                                              ------------           ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                8,392,000              8,037,000
                                                              ============           ============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                             FOR THE NINE MONTHS
                                                                               ENDED OCTOBER 31,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $  (37,000)          $ 1,064,000

ADJUSTMENTS TO RECONCILE NET
  INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                                        615,000               453,000
    Minority Interest                                                         --               137,000


CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                 (524,000)            1,181,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                           194,000              (341,000)
    Inventory                                                             14,000               (29,000)
    Other current assets                                                 268,000               272,000
    Accounts payable                                                    (104,000)           (2,145,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                           652,000               (46,000)
    Accrued liabilities                                                  231,000              (252,000)
    Other                                                                (17,000)              (27,000)
                                                                     -----------           ------------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                              714,000            (1,387,000)
                                                                     -----------           ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,292,000               267,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                           (555,000)             (450,000)
    Proceeds from the sale of property, plant and equipment                4,000                    --
                                                                     -----------           ------------
NET CASH USED BY INVESTING ACTIVITIES                                   (551,000)             (450,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                  19,000               984,000
    Purchase of common stock for treasury                                (13,000)                   --
    Principal payments on debt                                          (308,000)           (1,069,000)
                                                                     -----------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               (302,000)              (85,000)
                                                                     -----------           ------------

Net Increase in Cash and Short-Term Investments                          439,000              (268,000)
Cash and Short-Term Investments, Beginning of Period                     309,000               892,000
                                                                     -----------           -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                        $  748,000           $   624,000
                                                                     ===========           ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 1999
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. Additionally, the results of PDG/Philip, L.P. (the "Venture") in which the Corporation held a 60% interest, are consolidated in the fiscal 1999 amounts, since the Corporation was the majority owner of the Venture and exercised day-to-day operating control. The contract was completed in the second quarter of fiscal 1999, and the Venture ceased operations by January 31, 1999.

The accompanying financial statements of the Corporation are unaudited and prepared in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended October 31, 1999 were of a normal, recurring nature. The amounts presented for the three and nine months ended October 31, 1999 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 1999 dated April 1, 1999 and Quarterly Reports on Form 10-QSB of the Corporation for the quarter ended April 30, 1999 dated June 11, 1999 and for the quarter ended July 31, 1999 dated September 13, 1999, and should be read in conjunction with this quarterly report.

The Corporation does not have any items which would require adjustments to arrive at comprehensive income.

NOTE 2 - FEDERAL INCOME TAXES

No federal income taxes have been provided for the three and nine months ended October 31, 1999 due to the existence of unused net operating loss carryforwards. The Corporation has recorded a provision for state income taxes.

Income taxes paid by the Corporation for the nine months ended October 31, 1999 and 1998 totaled approximately $85,000 and $68,000, respectively.

NOTE 3 - DEBT

On August 25, 1997, the Corporation closed on a new $2 million credit facility consisting of a 5-year $0.5 million equipment note and a 3-year revolving line of credit with a maximum advance of $1.5 million. Both the equipment note and the line of credit have an interest rate of prime plus 3.5%. As of October 31, 1999, the outstanding balance on the revolving line of credit was zero.

The Corporation paid interest costs totaling approximately $108,000 and $73,000 during the nine months ended October 31, 1999 and 1998, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $7,000 at October 31, 1999. At October 31, 1999, there were 6,000 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                           FOR THE NINE MONTHS
                                                                            ENDED OCTOBER 31,
                                                                        1999                  1998
                                                                    -----------           -----------
NUMERATOR:

Income (loss) from continuing operations                             $  (37,000)           $1,264,000
Preferred stock dividends                                                (1,000)               (1,000)
                                                                    -----------           -----------
Numerator for basic earnings per share--income available
      to common stockholders                                            (38,000)            1,263,000

Effect of dilutive securities:
      Preferred stock dividends                                           1,000                 1,000
                                                                    -----------           -----------

Numerator for diluted earnings per share--income (loss)
      available to common stock after assumed conversions               (37,000)            1,264,000
                                                                    -----------           -----------

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                            8,392,000             7,181,000

Effect of dilutive securities:
    Employee stock options                                                   --               796,000
    Warrants                                                                 --                34,000
  Convertible preferred stock                                                --                26,000
                                                                    -----------           -----------

Dilutive potential common shares                                             --               856,000
                                                                    -----------           -----------
  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                     8,392,000             8,037,000
                                                                    ===========           ===========

BASIC EARNINGS PER SHARE                                             $     0.00            $     0.18
                                                                    ===========           ===========

DILUTED EARNINGS PER SHARE                                           $     0.00            $     0.16
                                                                    ===========           ===========


The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                            FOR THE THREE MONTHS
                                                                              ENDED OCTOBER 31,

                                                                          1999               1998
                                                                       ---------          ----------

NUMERATOR:

Net Income                                                            $  311,000          $   45,000
Preferred stock dividends                                                     --                  --
                                                                      ----------          ----------
Numerator for basic earnings per share--income available
      to common stockholders                                             311,000              45,000

Effect of dilutive securities:
      Preferred stock dividends                                               --                  --
                                                                      ----------          ----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                             311,000              45,000
                                                                      ----------          ----------

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                             8,388,000           7,820,000

Effect of dilutive securities:
    Employee stock options                                               181,000             659,000
    Warrants                                                               1,000              27,000
  Convertible preferred stock                                             27,000              26,000
                                                                      ----------          ----------

Dilutive potential common shares                                         209,000             712,000
                                                                      ----------          ----------
  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                      8,597,000           8,532,000
                                                                      ==========          ==========

BASIC EARNINGS PER SHARE                                              $     0.04          $     0.01
                                                                      ==========          ==========

DILUTED EARNINGS PER SHARE                                            $     0.04          $     0.01
                                                                      ==========          ==========


NOTE 6 - SUBSEQUENT EVENT

In October 1999, the Company announced the signing of a non-binding Letter of Intent for the purchase of Metalclad Corporation's insulation contracting subsidiaries. The Letter of Intent provides for the purchase by the Company of all Metalclad's shares of its insulation subsidiaries in consideration of 3.4 million shares of the Company's common stock and warrants to purchase up to an additional 4.4 million shares of the Company's common stock at an exercise price of $.75 per share. The Corporation's common stock closed at $0.47 on October 20, 1999. The warrants will expire twelve months after the closing of the sale and may be exercised for cash or shares of Metalclad Corporation common stock valued at the lesser of 1.5 times Metalclad Corporation's book value per share or 90% of the average of the closing bid and ask prices of Metalclad Corporation's common stock for the ten trading days prior to the exercise.

Both companies are completing due diligence and other requisite activities with the objective of executing a definitive agreement and closing during the fourth quarter of Fiscal 2000. The sale also requires the consent of the holder of Metalclad Corporation zero coupon notes. There is no assurance that this transaction will be completed.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998

The Corporation's contract revenues increased by approximately 5% to $7.5 million during the three months ended October 31, 1999 ("Fiscal 2000") compared to $7.1 million in the three months ended October 31, 1999 ("Fiscal 1999"). The increase in revenues was due to the Corporation securing a number of new contracts during the current fiscal year.

The Corporation's gross margin increased to $1.4 million in the third quarter of Fiscal 2000 compared to $0.8 million in the third quarter of fiscal 1999. The increase in gross margin in Fiscal 2000 was primarily attributable to the following items in Fiscal 1999: 1) Significant additional cost overruns of $0.5 million at a major project in Philadelphia; and 2) Negative contract adjustments totalling $0.4 million in Atlanta where the Company has closed its branch office. These Fiscal 1999 items were partially offset by positive results at the Company's other offices and a positive adjustment of $0.55 million in accrued insurance costs based upon an analysis of the Company's open liabilities and an improved safety record.

Selling, general and administrative expenses increased to $1.1 million in the three months ended October 31, 1999 compared to $0.73 million in the three months ended October 31, 1998. The increase is primarily attributable to the Corporation operating two additional branch offices in the current quarter and legal costs associated with the Mason Tenders litigation settled in the second quarter of Fiscal 2000.

As a result of the factors described above, the Corporation reported income from operations of $0.35 million in the current three month period compared to $0.1 million for the same three months of the prior fiscal year.

The Corporation's interest expense increased to $41,000 for the three months ended October 31, 1999 from $29,000 for the three months ended October 31, 1998.

During the three months ended October 31, 1999 and 1998, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the current quarter due to the loss on a year-to-date basis, while a state income tax provision of $20,000 was made for the three months ended October 31, 1998.

NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998

The Corporation's contract revenues decreased to $20.5 million for the nine months ended October 31, 1999 compared to $31.3 million for the nine months ended October 31, 1998.

The decrease in revenues was due to the Corporation entering the prior fiscal year with a greater backlog of contracts and the significant contribution to revenue that the $12 million Keystone contract (completed in June 1998) made in the prior period.

The gross margin reported by the Corporation in the nine months ended October 31, 1999 decreased to $3.4 million compared to $4.2 million for the nine months ended October 31, 1998. The decrease in gross margin primarily related to the aforementioned decrease in contract revenues. The prior period was negatively impacted by a $0.75 million cost overrun on a major project in Philadelphia and negative contract adjustments totalling $0.425 million in Atlanta where the Company has closed its branch office. Also impacting the current period's gross margin was a positive adjustment of $0.55 million in accrued insurance costs based upon an analysis of the Company's open liabilities and an improved safety record.

Selling, general and administrative expenses reported by the Corporation for the nine months ended October 31, 1999 increased to $2.9 million as compared to $2.2 million in the same nine month period of the prior fiscal year. The increase is primarily attributable to the addition of two branch offices in Fiscal 2000.

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

The Corporation reported income from operations of $0.1 million in the nine months ended October 31, 1999 as a result of the factors discussed above compared to income from operations of $2.0 million in the same nine month period last year.

Interest expense decreased to $0.11 million in the current nine month period compared to $0.12 million in the nine months ended October 31, 1998 due to a decrease in the balance of indebtedness as compared to the prior fiscal year.

Interest income totaled $8,000 for the current nine month period versus $6,000 in the same nine month period of the prior fiscal year due to higher invested cash balances.

No provision for federal income taxes was made during the nine months ended October 31, 1999 and 1998 due to the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the current nine month period due to the loss, while a state income tax provision of $60,000 was made during the nine months ended October 31, 1998.

The $200,000 loss from discontinued operations in the prior year relates to the agreement in principle reached on June 8, 1998 with the plaintiffs in the proported class action. The lawsuit was filed in 1995 asserting federal securities law violations by the Corporation and others relative to the public offering of shares of PDG Remediation, Inc., a wholly-owned subsidiary of the Corporation. The Corporation's share of the settlement was $173,000. The Corporation also incurred $27,000 of legal expenses in relation to the litigation.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash liquidity increased during the nine months ended October 31, 1999 as cash and short-term investments increased by $0.4 million to $0.75 million.

The increase in cash during the current nine month period is principally attributable to cash inflows from operating activities of $1.3 million. These cash inflows were partially offset by cash outflows from investing activities of $0.55 million and financing activities of $0.3 million.

Cash inflows provided by operating activities of $1.3 million in the nine months ended October 31, 1999 included a $0.3 million reduction in other current assets, a $0.2 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.2 million increase in accrued liabilities, a $0.65 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and $0.6 million of depreciation and amortization. The aforementioned cash inflows from operating activities were partially offset by a $0.5 million increase in accounts receivable and a $0.1 million decrease in accounts payable.

Cash outflows associated with financing activities during the current nine months included $0.02 million of proceeds from the exercise of stock options and warrants offset by $0.3 million of principal payments and reduction of the outstanding balance of the line of credit and $0.01 million for the purchase of common stock for the treasury.

The Corporation's investing activities of $0.55 million in the nine months ended October 31, 1999 were for the purchase of property, plant and equipment.

The Corporation's cash liquidity decreased during the nine months ended October 31, 1998 as cash and short-term investments decreased by $0.3 million to $0.6 million.

The decrease in cash during the nine month period was principally attributable to cash outflows associated with investing activities of $0.45 million and financing activities of $0.09 million. These cash outflows were partially offset by cash inflows from operating activities of $0.27 million.

Cash inflows provided by operating activities of $0.27 million in the nine months ended October 31, 1998 included $1.06 million of net income generated in the period, a $1.2 million reduction in accounts receivable primarily due to the completion of the Keystone project, a $0.3 million reduction in other current assets and $0.45 million of depreciation and amortization. The aforementioned cash inflows from operating activities were partially offset by a $2.15 million decrease in accounts payable primarily due to the completion of the Keystone project, $0.34 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of contract billings and a $0.25 million decrease in accrued liabilities.

Cash outflows associated with financing activities during the nine months included $1.0 million of proceeds from the exercise of stock options and warrants offset by $1.07 million of principal payments and reduction of the outstanding balance of the line of credit.

The Corporation's investing activities of $0.45 million in the nine months ended October 31, 1998 were for the purchase of property, plant and equipment.

At October 31, 1999, the Corporation's backlog associated with its asbestos abatement business totaled $17.4 million ($8.4 million on fixed fee contracts and $9.0 million of expected revenues on time and materials or unit price contracts).

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At October 31, 1999, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $7,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                                  EXHIBIT INDEX

                           EXHIBIT NO. AND DESCRIPTION

                                                            PAGES OF SEQUENTIAL
                                                               NUMBERING SYSTEM

27           Financial Data Schedule

(b) The Registrant filed the following reports on Form 8-K during the three months ended October 31, 1999.

             A Form 8-K was filed on September 28, 1999 to report the dismissal of Ernst & Young, LLP as the Corporation's principal independent accountants.

             A Form 8-K was filed on October 5, 1999 to report the retention of Stokes, Kelly & Hinds, LLC as the Corporation's principal independent accountants to report upon the January 31, 2000 financial statements.

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





Date:  December 13, 1999