Form 10KSB40
period 2000-01-31
PDG ENVIRONMENTAL INC
filed 2000-05-15
CIK 771485

                                                                    (Conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-13667

                             PDG ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                      22-2677298
      -------------------------------                     -------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

300 OXFORD DRIVE, MONROEVILLE, PENNSYLVANIA                      15146
-------------------------------------------                    ----------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $8,782,644 as of April 19, 2000, computed on the basis of the average of the bid and asked prices on such date.

As of April 12, 2000 there were 8,782,644 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

(a) DEVELOPMENT OF THE BUSINESS

PDG Environmental, Inc., the registrant or corporation, is a holding company which, through its wholly-owned operating subsidiaries, is engaged primarily in providing asbestos abatement and selective demolition services to the private and public sectors.

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

In December 1997, the Corporation and Philip Environmental Services Corporation ("Philip") formed a limited partnership, PDG/Philip, L.P. ("Venture"). The Corporation was both a general and limited partner of the Venture and held a 60% ownership share. The Venture performed a $12 million asbestos abatement contract which was completed by the end of the second quarter of fiscal 1999 and the Venture ceased operations by January 31, 1999.

(b) DESCRIPTION OF THE BUSINESS

Overview

The registrant, through its wholly-owned subsidiaries, provides asbestos abatement and selective demolition services to the public and private sectors. The asbestos abatement industry has developed due to increased public awareness in the early 1970's of the health risks associated with asbestos, which was extensively used in building construction.

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

The registrant, through its operating subsidiaries, also performs selective demolition projects which involve primarily interior demolition in advance of renovation projects for commercial and institutional buildings. This work has been a natural progression from asbestos abatement work, which often requires significant interior demolition to access asbestos material for removal.

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

SUPPLIERS AND CUSTOMERS

The registrant purchases the equipment and supplies used in the asbestos abatement business from a number of manufacturers. One of these manufacturers (Aramsco, Inc.) accounted for 39% of the registrant's asbestos abatement purchases in fiscal 2000. The items purchased are made from the vendor's available stock and are not covered by a formalized agreement.

The customers of the registrant's asbestos abatement business include both private sector clients and government or publicly funded entities. In fiscal 2000, the registrant estimates that approximately 71% of its operating subsidiaries' revenues were derived from private sector clients, 18% from government contracts and 11% from schools. Due to the nature of the registrant's business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For the year ended January 31, 2000, one customer, an owner of a hotel in Texas, accounted for 14% of the registrant's consolidated revenue. For the year ended January 31, 1999, one customer, an agency of the Commonwealth of Pennsylvania, accounted for 27.3% of the registrant's consolidated revenues for that year.

LICENSES

The registrant, through its operating subsidiaries, is licensed and/or certified in all jurisdictions where required in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies as asbestos abatement supervisors and workers.

INSURANCE AND BONDS

The registrant and its operating subsidiaries maintain liability insurance for claims arising from its business. The policy, which provides a $2.0 million limit per claim and in the aggregate, insures against both property damage and bodily injury arising from the contracting activities of the registrant's operating subsidiaries. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits of up to $10.0 million are available for individual projects. The registrant also provides worker's compensation insurance, at statutory limits, which covers the employees of the registrant's operating subsidiaries.

A substantial number of the registrant's contracts require performance and payment bonds and the registrant maintains a bonding program to satisfy these requirements.

COMPETITIVE CONDITIONS

The asbestos abatement and demolition industries are highly competitive and includes both small firms and large diversified firms, which have the financial, technical and marketing capabilities to compete on a national level. The industries are not dominated by any one firm. The registrant principally competes on the basis of competitive pricing, a reputation for quality and safety, and the ability to obtain the appropriate level of insurance and bonding.

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

BACKLOG

The registrant and its operating subsidiaries had asbestos abatement backlog orders totaling approximately $17.1 million and $16.7 million at January 31, 2000 and 1999, respectively. The backlog at January 31, 2000 totalled $17.1 million and consisted of $9.4 million of uncompleted work on fixed fee contracts and an estimated $7.7 million of work on time and materials or unit price contracts. The backlog at January 31, 1999 totaled $16.7 million and consisted of $8.2 million of uncompleted work on fixed fee contracts and an estimated $8.5 million of work to be completed on time and materials or unit price contracts. The Company, from time to time, enters into fixed-price subcontracts which tends to reduce the risk to the Company on fixed-price contracts.

The backlog represents the portion of contracts which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. The Company is currently working on virtually all of the contracts in its January 31, 2000 backlog and anticipates that approximately 95% of this backlog will be completed and realized as revenue by January 31, 2001 in accordance with the terms of the applicable contracts between the registrant and the owners of these properties. The remaining 5% is expected to be completed and realized as revenue subsequent to January 31, 2001. Approximately 91% of the backlog existing at January 31, 1999 was completed and recognized as revenue by January 31, 2000 with the remaining 9% expected to be completed and realized as revenue during the year ending January 31, 2001.

                                    EMPLOYEES

As of January 31, 2000, the registrant employs approximately 95 employees consisting of senior management and staff employees between its headquarters in Monroeville and branch offices located in New York City, NY; Hazleton, PA; Export, PA; St. Louis, MO; Chicago, IL; Fort Lauderdale, FL; Houston, TX; Phoenix, AZ and Rock Hill, SC. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. The registrant also employs laborers for field operations based upon specific projects; therefore, the precise number varies based upon the outstanding backlog. Approximately 225 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the field laborers who provide services to the registrant are represented by a number of different unions. In every case, the Company is a member of a multi-employer plan. Management considers its employee labor relations to be good.

ITEM 2. PROPERTIES

As of January 31, 2000, the registrant leases certain office space for its executive offices in Monroeville totaling 3,500 square feet. In addition, a combination of warehouse or shop and office space is leased in Houston (3,990 square feet), St. Louis (7,000 square feet), Chicago (2,000 square feet), Hazleton (1,800 square feet), Fort Lauderdale (3,800 square feet), Rock Hill (15,000 square feet), Phoenix (3,125 square feet) and New York City (3,800 square feet).

The registrant also owns a 15,000 square foot office/warehouse situated on approximately six (6) acres in Export, Pennsylvania which is subject to a mortgage of $261,000 at January 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The registrant's common stock has traded on the OTC Bulletin Board since September 1996. Prior to that, it was listed for trading on NASDAQ Small Cap (Symbol: PDGE) and the information presented for the following periods reflects the high and low bid information as reported by the OTC Bulletin Board.

                                                         MARKET PRICE RANGE
                                                FISCAL 2000              FISCAL 1999
                                                -----------              -----------

                                              HIGH      LOW            HIGH        LOW
                                              ----      ---            ----        ---
   First Quarter                              $1.09    $0.62           $2.28     $1.37
   Second Quarter                              0.86     0.40            1.68      1.03
   Third Quarter                               0.68     0.21            1.37      0.68
   Fourth Quarter                              1.46     0.62            1.12      0.75

At March 17, 2000, the registrant had 2,200 stockholders of record.


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

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the registrant for the five fiscal years ended January 31, 2000.

                                                                         FOR THE YEARS ENDED JANUARY 31,
                                                     2000             1999             1998             1997            1996
                                                   ---------------------------------------------------------------------------
                                                                         (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA
Contract revenues                                  $28,480          $36,828          $24,610          $16,183          $16,215
Gross margin                                         4,526            5,306            4,319            2,485            1,442
Income (loss) from operations                          395            2,317              667               (6)          (1,567)
Other income (expense)                                (127)            (147)            (168)            (178)             920
Income (loss) from continuing operations               246            1,310              377             (184)            (750)
Income (loss) from discontinued operations              --             (200)              --             (302)          (1,701)
Net income (loss)                                      246            1,110              377             (486)          (2,451)

COMMON SHARE DATA
Net income (loss) from continuing
  operations per common share:
    Basic                                             0.03             0.18             0.06            (0.04)           (0.14)
    Diluted                                           0.03             0.16             0.06            (0.04)           (0.14)
Net income (loss) per common share:
    Basic                                             0.03             0.15             0.05            (0.09)           (0.44)
    Diluted                                           0.03             0.14             0.05            (0.09)           (0.44)

Weighted average common shares outstanding           8,394            7,437            6,060            5,913            5,670

BALANCE SHEET DATA
Working capital                                     $ 3,308          $3,507           $ 2,794          $  409           $3,110
Total assets                                         10,353           9,564            10,377           6,165            7,564
Long-term obligations                                   542           1,120             1,768             372            2,766
Total stockholders' equity                            5,061           4,801             2,265             762            1,218

The year ended January 31, 2000 included a $0.38 million charge to settle a benefits claim litigation.

The year ended January 31, 1998 includes a $0.9 million non cash charge for compensation expense associated with common stock issuable under options.

The years ended January 31, 1999, 1997 and 1996 include loss from discontinued operations of ($0.2 million), ($0.3 million) and ($1.7 million) respectively; ($0.02), ($0.05) and ($0.30) per common share respectively. For the year ended January 31, 1996, other income includes a gain of $1.4 million on the sale of 40.5% of its investment in PDGR.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The registrant, through its operating subsidiaries, provides asbestos abatement and selective demolition services to the public and private sectors.

The following paragraphs are intended to highlight key operating trends and developments in the registrant's operations and to identify other factors affecting the Company's consolidated results of operations for the three years ended January 31, 2000.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2000 COMPARED TO YEAR ENDED JANUARY 31, 1999

Consolidated revenues reported by the registrant decreased to $28.5 million for the year ended January 31, 2000 (fiscal 2000) compared to $36.8 million for the year ended January 31, 1999 (fiscal 1999). The fiscal 1999 revenue included $10.1 million from the aforementioned Keystone project. Excluding this significant contract, revenues increased $1.8 million or 7% in the current fiscal year.

Contract costs decreased to $24.0 million in fiscal 2000 compared to $31.5 million in fiscal 1999 and resulted in reported gross margins of $4.5 million and $5.3 million, respectively in each fiscal year. The higher margin percentage experienced in fiscal 2000 resulted from higher project margins on smaller sized contracts.

The registrant's selling, general and administrative expenses increased by 26% between the two fiscal years to $3.75 million in fiscal 2000 compared to $3.0 million in fiscal 1999. The increase between the two fiscal years principally related to the operating costs associated with the two additional branch offices acquired late in fiscal 1999.

In June 1999, the Corporation reached a settlement with the Mason Tenders New York District Council Welfare Fund whereby the Corporation agreed to pay $500,000 to resolve all claims concerning contributions owed for the period January 1, 1995 through May 31, 1996 and related claims for interest, statutory damages, costs and attorneys' fees. The initial payment of $200,000 was made in June 1999 with the remainder of $100,000 due by December 28, 1999 and $200,000 by June 28, 2000. This resulted in a $379,000 charge in the second quarter of Fiscal 2000 which was net of amounts previously accrued and recoveries from third parties.

The factors discussed above resulted in the registrant reporting income from operations of $0.4 million in fiscal 2000 compared to income from operations of $2.3 million in fiscal 1999.

Interest expense decreased to $0.14 million from $0.16 million due to decreased average borrowings during fiscal 2000. Interest income increased to $11,000 for the year ended January 31, 2000 compared to $8,000 for the previous fiscal year due to higher invested cash balances at certain periods throughout the year.

As a result of net operating loss carryforwards for book purposes, no federal income tax provision was required in fiscal 2000 and 1999. In fiscal 2000, a $22,000 state income tax provision was made as compared to a $309,000 state income tax provision in fiscal 1999.

The $200,000 loss from discontinued operations relates to the resolution reached June 8, 1998 with the plaintiffs in a class action. The action was brought by Plaintiffs who purchased ICHOR Corporation common stock in 1995. At the time, ICHOR was a subsidiary of the registrant. The registrant's share of the settlement was $173,000. The registrant also incurred $27,000 of legal expenses related to the litigation.

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

The $200,000 loss from discontinued operations in fiscal 1999 relates to the resolution reached June 8, 1998 with the plaintiffs in the class action discussed previously. The registrant's share of the settlement was $173,000. The registrant also incurred $27,000 in legal expenses related to the litigation.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2000

During fiscal 2000, the registrant experienced a decrease in liquidity of $0.03 million as cash and short-term investments decreased from $0.31 million at January 31, 1999 to $0.28 million at January 31, 2000. The decrease in liquidity in fiscal 2000 was attributable to cash utilized by investing activities of $0.85 million and cash utilized by financing activities of $0.33 million partially offset by cash inflows of $1.15 million from operating activities.

Cash inflows from operating activities were generated by net income of $0.25 million, depreciation and amortization of $0.72 million, a $0.06 million increase in accounts payable, a $0.61 increase in other current assets and a $0.34 million increase in billings in excess of costs and estimated earnings on uncompleted contracts. Cash outflows related to operating activities included a $0.87 million increase in accounts receivable.

Specifically, the $0.33 million of cash outflows from financing activities during fiscal 2000 included $0.34 million of repayments on debt including reducing the line of credit to $0.01 million at January 31, 2000 from $0.18 million at January 31, 1999. Additionally, $0.01 million was utilized to repurchase 19,400 common shares into the treasury. These outflows were partially offset by cash inflows of $0.03 million for the exercise of stock options and warrants.

The registrant's investing activities of $0.85 million were due to $0.67 million for the purchase of property, plant and equipment, $0.145 million increase in other assets and $0.04 million contingent payment related to the fiscal 1999 acquisition of two asbestos abatement businesses in the Mid-west.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiaries and the report of Stokes Kelly & Hinds LLC are submitted in a separate section of this report.

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

                                    PART III

The information called for by Part III (Items #10, 11, 12 and 13) is incorporated herein by references to the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) AND (2) The following consolidated financial statements and financial statement schedule of the registrant and its subsidiaries are included in
Item 8.

                                                                      PAGE
                                                                      ----
Report of Independent Auditors ...................................    F-1

Consolidated Balance Sheets as of January 31, 2000 and 1999 ......    F-2

Consolidated Statements of Operations for the Years Ended
  January 31, 2000, 1999 and 1998 ................................    F-4

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended January 31, 2000, 1999 and 1998 ....................    F-5

Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2000, 1999 and 1998 ................................    F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 2000, 1999 and 1998 ..........................    F-7

Schedule II - Valuation and Qualifying Accounts ..................   F-18


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

4.4      Security Agreement dated August 19, 1997 between Finova Capital
         Corporation and PDG Environmental, Inc., PDG, Inc., Project Development
         Group, Inc. and Enviro-Tech Abatement Services Co., filed as Exhibit
         4(a) of the PDG Environmental, Inc. Quarterly Report on Form 10-QSB for the quarter ended July 31, 1997, is incorporated herein by reference.

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

10.9     Professional Consulting Agreement dated June 14, 1996 between Len
         Turano and PDG Environmental, Inc. filed as Exhibit 10(a) of the PDG
         Environmental, Inc. Quarterly Report on Form 10-Q for the quarter ended
         July 31, 1996, is incorporated herein by reference.

10.10    Security Agreement dated August 19, 1997 between Finova Capital
         Corporation and PDG Environmental, Inc., PDG, Inc., Project Development
         Group, Inc. and Enviro-Tech Abatement Services Co. filed as Exhibit
         4(a) of the PDG Environmental, Inc. Quarterly Report on Form 10-QSB for the quarter ended July 31, 1997, is incorporated herein by reference
         (as it appears at 4.5).

10.11    Professional Consulting Agreement dated April 24, 1998 between Len
         Turano and PDG Environmental, Inc. filed as Exhibit 10.10 of the PDG
         Environmental, Inc. Annual Report on Form 10-KSB for the year ended
         January 31, 1999, is incorporated herein by reference.

10.12    Asset Purchase Agreement dated November 1, 1998 by and among
         Environmental Control & Abatement, Inc., Environmental Remediation
         Services, Inc. and William A. Lemire and Project Development Group,
         Inc. and PDG Environmental, Inc. filed as Exhibit 2 of PDG
         Environmental, Inc. Form 8-K dated November 20, 1998, is hereby incorporated herein by reference .

10.13    Investment Banking Agreement dated January 11, 1999 by and among PDG
         Environmental, Inc. and M. H. Meyerson & Co., Inc. filed as Exhibit
         10.15 of the PDG Environmental, Inc. Annual Report on Form 10-KSB for the year ended January 31, 1999, is hereby incorporated herein by reference.

21       List of subsidiaries of the registrant.

23       Consent of independent auditors.

24       Power of attorney of directors.

27       Financial data schedule.

(b)      REPORTS ON FORM 8-K

         The registrant did not file any filed the following Current Reports on Form 8-K during the three months ended January 31, 2000.

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



Date:  May 15, 2000



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John C. Regan                             May 15, 2000
------------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)



Richard A. Bendis, Director                     By /s/ John C. Regan
                                                  -----------------------------
                                                John C. Regan, Attorney-in-Fact
                                                May 15, 2000




Edgar Berkey, Director                          By /s/ John C. Regan
                                                  -----------------------------
                                                John C. Regan, Attorney-in-Fact
                                                May 15, 2000




James D. Chiafullo, Director                    By /s/ John C. Regan
                                                  -----------------------------
                                                John C. Regan, Attorney-in-Fact
                                                May 15, 2000




Edwin J. Kilpela, Director                      By /s/ John C. Regan
                                                  -----------------------------
                                                John C. Regan, Attorney-in-Fact
                                                May 15, 2000

                             PDG ENVIRONMENTAL, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                             ITEMS 8, 14(c) AND (d)
                FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PDG Environmental, Inc.


We have audited the accompanying consolidated balance sheet of PDG Environmental, Inc. (the "Corporation") as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. at January 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Stokes Kelly & Hinds, LLC



Pittsburgh, Pennsylvania
May 11, 2000

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                JANUARY 31,
                                                                        2000                    1999
                                                                    -----------------------------------
ASSETS

CURRENT ASSETS
  Cash and short-term investments                                   $   282,000             $  309,000
  Accounts receivable                                                 6,101,000              5,233,000
  Costs and estimated earnings in excess of billings on
     uncompleted contracts                                            1,055,000              1,058,000
  Inventories                                                           291,000                298,000
  Notes receivable from officers                                        132,000                132,000
  Other current assets                                                  197,000                120,000
                                                                    -----------             ----------


TOTAL CURRENT ASSETS                                                  8,058,000              7,150,000

PROPERTY, PLANT AND EQUIPMENT
  Land                                                                   42,000                 42,000
  Leasehold improvements                                                110,000                 59,000
  Furniture and fixtures                                                152,000                156,000
  Vehicles                                                              526,000                529,000
  Equipment                                                           4,645,000              4,052,000
  Buildings                                                             370,000                369,000
                                                                    -----------             ----------

                                                                      5,845,000              5,207,000
  Less: accumulated depreciation                                      4,462,000              3,948,000
                                                                    -----------             ----------

                                                                      1,383,000              1,259,000

COVENANTS NOT TO COMPETE                                                358,000                591,000

OTHER ASSETS                                                            554,000                564,000
                                                                    -----------             ----------

TOTAL ASSETS                                                        $10,353,000             $9,564,000
                                                                    ===========             ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                                  JANUARY 31,
                                                                                         2000                      1999
                                                                                     --------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                   $  2,263,000              $ 1,506,000
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                               1,015,000                  673,000
  Accrued liabilities                                                                   1,299,000                1,290,000
  Current portion of long-term debt                                                       173,000                  174,000
                                                                                     ------------              -----------

TOTAL CURRENT LIABILITIES                                                               4,750,000                3,643,000

OTHER LONG-TERM LIABILITIES                                                               166,000                  404,000

LONG-TERM DEBT                                                                            376,000                  716,000
                                                                                     ------------              -----------

TOTAL LIABILITIES                                                                       5,292,000                4,763,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Cumulative convertible Series A preferred stock, (2%) $0.01 par value,
    5,000,000 shares authorized and 6,000 issued and outstanding shares at January 31, 2000 and 1999
    (liquidation preference of $60,000 at January 31, 2000)                                14,000                   14,000
  Common stock, $0.02 par value, 30,000,000 shares authorized and
    8,447,796 and 8,393,796 shares issued and outstanding at
    January 31, 2000 and 1999, respectively                                               169,000                  168,000
  Paid-in capital                                                                       7,421,000                7,395,000
  (Deficit) retained earnings                                                          (2,505,000)              (2,751,000)
  Less treasury stock, 46,500 and 27,100 shares at January 31, 2000
    and 1999, respectively                                                                (38,000)                 (25,000)
                                                                                     ------------              -----------

TOTAL STOCKHOLDERS' EQUITY                                                              5,061,000                4,801,000
                                                                                     ------------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 10,353,000              $ 9,564,000
                                                                                     ============              ===========






See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                                  FOR THE YEARS ENDED JANUARY 31,
                                                                      2000                     1999                        1998
                                                                  ----------------------------------------------------------------
CONTRACT REVENUES                                                  $28,480,000               $36,828,000               $24,610,000

CONTRACT COSTS                                                      23,954,000                31,522,000                20,291,000
                                                                   -----------               -----------               -----------

GROSS MARGIN                                                         4,526,000                 5,306,000                 4,319,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         3,752,000                 2,989,000                 2,789,000

LITIGATION SETTLEMENT EXPENSE                                          379,000                        --                        --

OPTION PLAN COMPENSATION - (NON CASH)                                       --                        --                   863,000
                                                                   -----------               -----------               -----------

INCOME FROM OPERATIONS                                                 395,000                 2,317,000                   667,000

OTHER INCOME (EXPENSE):
  Interest expense                                                    (140,000)                 (158,000)                 (220,000)
  Interest income                                                       11,000                     8,000                    16,000
  Other income                                                           2,000                     3,000                    36,000
                                                                   -----------               -----------               -----------
                                                                      (127,000)                 (147,000)                 (168,000)
                                                                   -----------               -----------               -----------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
  DISCONTINUED OPERATIONS                                              268,000                 2,170,000                   499,000

INCOME TAX PROVISION                                                   (22,000)                 (278,000)                  (20,000)

MINORITY INTEREST                                                           --                  (582,000)                 (102,000)
                                                                   -----------               -----------               -----------

INCOME BEFORE DISCONTINUED OPERATION                                   246,000                 1,310,000                   377,000

DISCONTINUED OPERATION:
  Litigation settlement                                                     --                  (200,000)                       --
                                                                   -----------               -----------               -----------


NET INCOME                                                         $   246,000               $ 1,110,000               $   377,000
                                                                   ===========               ===========               ===========

EARNINGS PER COMMON SHARE - BASIC:
  Income before discontinued operation                             $      0.03               $      0.18               $      0.06
  Discontinued operation                                                    --                     (0.03)                       --
                                                                   -----------               -----------               -----------

  Net income per share                                             $      0.03               $      0.15               $      0.06
                                                                   ===========               ===========               ===========

EARNINGS PER COMMON SHARE - DILUTIVE
 Income before discontinued operations                             $      0.03               $      0.16               $      0.05
  Discontinued Operations                                                   --                     (0.02)                       --
                                                                   -----------               -----------               -----------
  Net income per share                                             $      0.03               $      0.14               $      0.05
                                                                   ===========               ===========               ===========

AVERAGE COMMON SHARES OUTSTANDING                                    8,394,000                 7,437,000                 6,060,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING                  442,000                   790,000                 1,025,000
                                                                   -----------               -----------               -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING                                            8,836,000                 8,227,000                 7,085,000
                                                                   ===========               ===========               ===========




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.


                                               PREFERRED                                               (DEFICIT)        TOTAL
                                                 STOCK          COMMON       PAID-IN    TREASURY       RETAINED     STOCKHOLDERS'
                                               SERIES A         STOCK        CAPITAL      STOCK        EARNINGS        EQUITY
                                               --------        --------    ----------   ---------    ------------   -------------
BALANCE AT JANUARY 31, 1997                     $444,000       $118,000    $4,260,000   $      --    $(4,060,000)   $  762,000


Conversion of 18,587 shares of
    cumulative convertible 2%
    preferred stock into 80,544
    shares of common stock                       (44,000)         2,000        58,000                    (16,000)           --

Issuance of 150,000 warrants                                                   71,000                                   71,000

Issuance of 170,000 shares under
   Employee Incentive Stock Option Plan                           4,000        57,000                                   61,000

Exercise of stock warrants for 300,000
  shares of common stock                                          6,000       125,000                                  131,000

Stock option compensation                                                     863,000                                  863,000

Net Income                                                                                     --        377,000       377,000
                                                --------       --------    ----------   ---------    -----------    ----------
BALANCE AT JANUARY 31, 1998                      400,000        130,000     5,434,000          --     (3,699,000)    2,265,000

Conversion of 161,338 shares of
    cumulative convertible 2%
    preferred stock into 710,209
    shares of common stock                      (386,000)        14,000       534,000                   (162,000)           --

Issuance of 400,000 warrants                                                  312,000                                  312,000

Issuance of 123,000 shares under
    Employee Incentive Stock Option Plan                          2,000        52,000                                   54,000

Exercise of stock warrants for 908,660
    shares of common stock net of costs
    of $12,000                                                   18,000       917,000                                  935,000

Issuance of 177,515 shares in
    connection with an acquisition                                4,000       146,000                                  150,000

Purchase of 27,100 shares for the treasury                                                (25,000)                     (25,000)

Net Income                                                                                             1,110,000     1,110,000
                                                --------       --------    ----------   ---------    -----------    ----------
BALANCE AT JANUARY 31, 1999                       14,000        168,000     7,395,000     (25,000)    (2,751,000)    4,801,000

Exercise of stock warrants for 30,000
    shares of common stock                                        1,000        14,000                                   15,000

Issuance of 24,000 shares under Employee
    Incentive Stock Option Plan                                                12,000                                   12,000

Purchase of 19,400 shares for the treasury                                                (13,000)                     (13,000)

Net income                                                                                               246,000       246,000
                                                --------       --------    ----------   ---------    -----------    ----------

BALANCE AT JANUARY 31, 2000                     $ 14,000       $169,000    $7,421,000   $ (38,000)   $(2,505,000)   $5,061,000
                                                ========       ========    ==========   =========    ===========    ==========



See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PDG ENVIRONMENTAL, INC.

                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                       2000                 1999                   1998
                                                                    ------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  246,000           $ 1,110,000           $   377,000


ADJUSTMENTS TO RECONCILE NET INCOME
   TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Provision for common stock issuable under options                        --                    --               863,000
   Depreciation                                                        540,000               415,000               311,000
   Amortization                                                        180,000               254,000                78,000
   Minority interest                                                        --              (102,000)              102,000
   Other                                                                 1,000                 5,000                64,000

CHANGES IN CURRENT ASSETS AND LIABILITIES OTHER THAN CASH:
   Accounts receivable                                                (868,000)            1,518,000            (3,091,000)
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                              3,000              (333,000)             (111,000)
   Inventories                                                           7,000               (72,000)              (20,000)
   Prepaid income taxes                                                     --               165,000                17,000
   Other current assets                                                615,000               364,000               324,000
   Accounts payable                                                     65,000            (2,595,000)            1,764,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                            342,000              (169,000)              207,000
   Accrued liabilities                                                   9,000              (362,000)              134,000
   Other                                                                 7,000               (44,000)               (7,000)
                                                                    ----------           -----------           -----------

TOTAL ADJUSTMENTS                                                      180,000            (1,528,000)             (783,000)
                                                                    ----------           -----------           -----------

CASH PROVIDED BY OPERATING ACTIVITIES                                1,147,000               154,000             1,012,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                          (670,000)             (513,000)             (543,000)
   Acquisition of business                                             (37,000)             (252,000)              (50,000)
   Proceeds from sale of property, plant and equipment                   5,000                    --                 1,000
   Increase in other assets                                           (145,000)                   --                    --
                                                                    ----------           -----------           -----------

NET CASH USED BY INVESTING ACTIVITIES                                 (847,000)             (765,000)             (592,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                       --                    --             1,758,000
   Proceeds from exercise of stock options and warrants                 27,000               989,000               192,000
   Purchase of common stock for treasury                               (13,000)              (25,000)                   --
   Principal payments on debt                                         (341,000)             (936,000)           (1,907,000)
                                                                    ----------           -----------           -----------

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                      (327,000)               28,000                43,000
                                                                    ----------           -----------           -----------

Net increase (decrease) in cash and short-term investments             (27,000)             (583,000)              463,000
Cash and short-term investments, beginning of year                     309,000               892,000               429,000
                                                                    ----------           -----------           -----------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                        $  282,000           $   309,000           $   892,000
                                                                    ==========           ===========           ===========


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 2000


NOTE 1 - BASIS OF PRESENTATION

BUSINESS ACTIVITIES

PDG Environmental, Inc. (the "Corporation") is engaged in providing asbestos abatement and selective demolition services to the public and private sectors.

Services are generally performed under the terms of fixed price contracts or time and materials contracts with a duration of less than one year, although larger projects may require two or three years to complete.

In December 1997, the Corporation and Philip Environmental Services Corporation ("Philip") formed a limited partnership, PDG/Philip, L.P. ("Venture"). The Corporation was both a general and limited partner of the Venture and held a 60% ownership share. The Venture performed a $12 million asbestos abatement contract which was completed by the end of the second quarter of fiscal 1999 and the Venture ceased operations by January 31, 1999.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL PRESENTATION:

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the Corporation and its wholly-owned subsidiaries.

The results of the Venture, in which the Corporation held a 60% interest, was also consolidated since the Corporation was the majority owner of the Venture and exercised day-to-day operating control. Philip's portion of the Venture is reflected as minority interest.

The accounts of PDGR in which the Corporation maintained, until July 31, 1996, a 59.5% ownership interest subsequent to the initial public offering of PDGR's common stock and warrants as described above, are reflected as a discontinued operation. All significant intercompany transactions are eliminated in consolidation.

REVENUES AND COST RECOGNITION:

Revenues for services performed are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method).

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

Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted laws and applicable rates.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 2000 and 1999 include $333,000 and $290,000, respectively, of retainage receivables. For the year ended January 31, 1999, one customer, an agency of the Commonwealth of Pennsylvania, accounted for 27.3% of the Corporation's consolidated revenues for that year.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when necessary, requests collateral to secure the performance of services.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:

                                                                                                 JANUARY 31,
                                                                                          2000                 1999
                                                                                      ---------------------------------
Revenues earned on uncompleted contracts                                              $27,976,000           $20,221,000
Less:  billings to date                                                                27,936,000            19,836,000
                                                                                      -----------           -----------

Net Under Billings                                                                    $    40,000           $   385,000
                                                                                      ===========           ===========

Included in the accompanying consolidated balance sheets under the following captions:

                                                                                                 JANUARY 31,
                                                                                          2000                 1999
                                                                                      ---------------------------------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                              $ 1,055,000           $1,058,000

Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                               (1,015,000)            (673,000)
                                                                                      -----------           ----------

Net Under Billings                                                                    $    40,000           $  385,000
                                                                                      ===========           ==========


NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                                                 JANUARY 31,
                                                                                          2000                  1999
                                                                                      --------------------------------
Worker's compensation                                                                 $   44,000            $  180,000
Wages                                                                                    379,000               315,000
Withheld and accrued taxes                                                               148,000               181,000
Accrued fringe benefits                                                                  120,000               147,000
Covenants not to complete                                                                236,000               270,000
Litigation settlement                                                                    200,000                    --
Other                                                                                    172,000               197,000
                                                                                      ----------            ----------

Total Accrued Liabilities                                                             $1,299,000            $1,290,000
                                                                                      ==========            ==========


NOTE 6 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                                                 JANUARY 31,
                                                                                        2000                  1999
                                                                                      ------------------------------
Term loan due in monthly installments of $6,129 including
   interest at 9.5% due in May 2004                                                   $261,000              $307,000

Equipment note due in monthly installments of $8,333 plus
   interest at 3.5% above the prime rate, due in August 2002                           267,000               367,000

Revolving line of credit expiring on August 24, 2000 and
   bearing interest at 3.5% above the prime rate                                        12,000               179,000

Other                                                                                    9,000                37,000
                                                                                      --------              --------

                                                                                       549,000               890,000

Less amount due within one year                                                        173,000               174,000
                                                                                      --------              --------

                                                                                      $376,000              $716,000
                                                                                      ========              ========

On August 25, 1997, the Corporation closed on a new $2.0 million credit facility consisting of a $1.5 million three-year revolving line of credit and a $0.5 million five-year equipment note. The line of credit and the equipment note are at an interest rate of prime plus 3.5%. (At January 31, 2000, prime was 8.5%). The line of credit is collateralized by accounts receivable. Under the terms of the revolving credit agreement, the Company is required to reduce borrowings as the accounts receivable are collected. Since those accounts receivable are replaced with new accounts receivable and it is the Company's intent to maintain at least the same level of borrowings, the outstanding balance is reflected as long term. Additionally, the Chief Executive Officer of the Corporation provided a limited personal guarantee for the credit facility.

As of January 31, 2000, the balance on the line of credit was $12,000 with an unused availability of $1,488,000.

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

Maturity requirements on long-term debt aggregate $173,000 in fiscal 2001, $156,000 in fiscal 2002, $129,000 in fiscal 2003, $68,000 in fiscal 2004 and
$23,000 in fiscal 2005.

The Corporation paid approximately $142,000, $163,000 and $223,000 for interest costs during the years ended January 31, 2000, 1999 and 1998, respectively.

NOTE 7 - INCOME TAXES

At January 31, 2000, the Corporation has net operating loss carryforwards of approximately $4,883,000 for income tax purposes which expire in years 2001 through 2011. For financial reporting purposes, a valuation allowance of approximately $1,788,000 has been recognized to offset the deferred tax asset related to those carryforwards and to other deferred tax assets. When realized, the tax benefit of these net operating loss carryforwards will be applied to reduce income tax expense. These loss carryforwards are subject to various restrictions based on future operations of the group. The valuation allowance decreased by approximately $123,000 during the year ended January 31, 2000. The decrease was primarily due to the current year usage of net operating loss deductions and adjustments to correct cumulative temporary differences for the accounts receivable allowances and workers compensation reserve.

The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 2000 and 1999 are as follows:

                                                                                                JANUARY 31,
                                                                                         2000                 1999
                                                                                      ------------------------------
            Deferred tax liabilities:

                 Tax over book depreciation                                           $   51,000          $   47,000

            Deferred tax assets:

                 Workers compensation reserve                                             37,000              83,000
                 Other                                                                   108,000              75,000
                 Net operating loss carryforwards                                      1,694,000           1,800,000
                                                                                      ----------          ----------

                 Total deferred tax assets                                             1,839,000           1,958,000

            Valuation allowance for deferred tax assets                                1,788,000           1,911,000
                                                                                      ----------          ----------

                 Net deferred tax assets                                                  51,000              47,000
                                                                                      ----------          ----------

                 Net deferred tax liabilities                                         $       --          $       --
                                                                                      ==========          ==========

Significant components of the provision for income taxes (all current) are as follows:


                                             FOR THE YEARS ENDED JANUARY 31,
                                         2000             1999              1998
                                       -------------------------------------------
Current:

   Federal                             $    --          $(31,000)          $    --
   State                                22,000           309,000            20,000
                                       -------          --------           -------

   Total income tax provision          $22,000          $278,000           $20,000
                                       =======          ========           =======


The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                           2000                1999               1998
                                                         -------------------------------------------------
Tax at statutory rate                                    $ 91,000           $ 539,000           $  98,000
State income taxes, net of federal tax benefit             14,000             200,000              13,000
Non-deductible stock compensation expense                      --                  --             293,000
Limitation on utilization of net operating loss           (83,000)           (461,000)           (384,000)
                                                         --------           ---------           ---------

                                                         $ 22,000           $ 278,000           $  20,000
                                                         ========           =========           =========


The Corporation paid approximately $89,000, $76,000 and $12,000 for federal and state income and franchise taxes during the years ended January 31, 2000, 1999 and 1998, respectively.

NOTE 8 - NOTES RECEIVABLE - OFFICERS

At January 31, 2000 and 1999, the Corporation had approximately $132,000 in notes receivable from its officers in the form of personal loans. A breakdown of the notes receivable balance at January 31, 2000 by officer is as follows: John
C. Regan, Chairman -$95,000; Dulcia Maire, Secretary -$30,000 and Lawrence Horvat, Vice President -$7,000. These loans are evidenced by demand notes and bear interest at the rate of 6% per annum.

NOTE 9 - COMPENSATION PLANS

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

The Corporation maintains a qualified incentive stock option plan (the "Plan") which provides for the grant of incentive options to purchase an aggregate of up to 1,800,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms. Options to purchase 362,000 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2001.

Options to purchase 364,000 shares of the Corporation's common stock at an exercise price of $0.87 per share were granted under the Plan issuable related to fiscal 2000. Vesting of a portion of the stock options were contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual awards that did not vest due to failure to achieve goals vest in November 2008. Vesting of the discretionary portion is based upon a number of intangible items. All unvested discretionary options are returned to the Plan for future grants. A total of 196,500 options to purchase shares of common stock vested at January 31, 2000 relative to fiscal 2000.

Options to purchase 350,000 shares of the Corporation's common stock at an exercise price of $0.79 per share were granted for fiscal 1999 under the Plan effective August 19, 1997 with 118,000 options issued. Vesting of a portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation, meeting pre-established financial goals for the fiscal year. Vesting of the remaining stock options was based upon a number of discretionary items. If the financial goals were not achieved, the options do not vest. All unvested options are returned to the plan for future grants.

Options to purchase 765,000 shares of the Corporation's common stock at an exercise price of $0.36 per share were granted under the Plan issuable related to fiscal 1998. Vesting of 50% of the respective year's options was contingent upon the individual offices, and in the case of the executive office, the Corporation, meeting pre-established financial goals for the respective fiscal year. If the financial goals were exceeded by 25%, the remaining 50% of the options for the respective fiscal year vest. If financial goals are not achieved, the options do not vest and are returned to the plan for future grants.

During the 1999 audit, the Company and its independent auditors determined that certain option awards that previously had been accounted for in fiscal year 1998 as fixed awards should be treated as variable awards. Under variable award accounting, the difference between the market value of the Company's stock as of the vesting date and the exercise price of the stock options should be recognized as non-cash compensation expense of $863,000 for the fiscal year ending January 31, 1998. The financial statements were restated accordingly. Because the compensation is non cash and is based solely upon the difference between the exercise price of the option and the share price of the Company's common stock on the date of vesting, the Company's cash flows and shareholders' equity were not affected. Net income for fiscal 1998 previously reported as $1,240,000 or $0.20 per share basic and $0.17 per share fully diluted has been restated to $377,000 or $0.06 per share basic and $0.05 per share fully diluted.

Options granted in fiscal 1996 and prior years had three-year vesting conditioned upon continued employment with the Corporation.

The following table summarizes information with respect to the Plan for the three years ended January 31, 2000.

                                                                 OPTION
                                          NUMBER OF            PRICE RANGE
                                           SHARES               PER SHARE
                                          ---------------------------------
OUTSTANDING AT JANUARY 31, 1997           1,259,667           $0.36 - $1.91

Granted                                     492,666           $0.66 - $0.83
Cancelled - Reusable                       (120,000)          $0.36 - $0.66
Exercised                                  (170,000)                  $0.36
                                          ---------

OUTSTANDING AT JANUARY 31, 1998           1,462,333           $0.36 - $1.91

Granted                                     364,000                   $0.87
Cancelled - Reusable                       (272,000)          $0.36 - $0.79
Exercised                                  (123,000)          $0.36 - $0.66
                                          ---------

OUTSTANDING AT JANUARY 31, 1999           1,431,333           $0.36 - $1.91

Granted                                     364,100           $0.53 - $0.87
Cancelled - Reusable                        (79,350)          $0.36 - $0.87
Exercised                                   (24,000)          $0.36 - $0.66
                                          ---------

OUTSTANDING AT JANUARY 31, 2000           1,692,083           $0.36 - $1.91
                                          =========

EXERCISABLE AT JANUARY 31, 2000           1,263,833           $0.36 - $1.91
                                          =========


The weighted average life of the options outstanding at January 31, 2000 and weighted average exercise price of the options outstanding at January 31, 2000 was 6.7 years and $0.58, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2000 and 1999: risk-free interest rate of 7% and 5% in fiscal 2000 and 1999 respectively; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.42 and 1.04 in fiscal 2000 and 1999, respectively; and a weighted-average expected life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                         FISCAL             FISCAL
                                                                                           00                 99
                                                                                           --                 --
Pro forma net income from continuing operations                                          $12,000          $1,222,000
Pro forma earnings per share from continuing operations (basic)                          $  0.00          $     0.16
Pro forma earnings per share from continuing operations (dilutive)                       $  0.00          $     0.15


The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 2000.

                                                            OPTION
                                        NUMBER OF         PRICE RANGE
                                         SHARES            PER SHARE
                                        -----------------------------
OUTSTANDING AT JANUARY 31, 1997          20,000              $0.60

No Activity                                  --                 --
                                         ------

OUTSTANDING AT JANUARY 31, 1998          20,000              $0.60

No Activity                                  --                 --
                                         ------

OUTSTANDING AT JANUARY 31, 1999          20,000              $0.60

No Activity                                  --                 --
                                         ------

EXERCISABLE AT JANUARY 31, 2000          20,000              $0.60
                                         ======

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan") which provides for the grant of options to purchase an aggregate of up to 250,000 shares of the Corporation's common stock. Options to purchase 50,000 shares of the Corporation's common stock at an exercise price of $0.60 per share have been granted under the Employee Director Plan. At January 31, 2000, all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 350,000 shares of the Corporation's common stock. Options to purchase 302,212 shares of the Corporation's common stock at prices ranging from $0.36 per share to $1.39 per share have been granted under the Non-Employee Directors Plan. At January 31, 2000, options to purchase 252,212 shares of the Corporation's common stock granted under the Non-Employee Directors Plan were exercisable.

No pro forma information is presented relative to the non-qualified stock option plan, the Employee Director Plan or the Non-Employee Directors Plan as the effect is either immaterial or non-existent.

NOTE 10 - STOCK WARRANTS

At January 31, 2000 and 1999, the Corporation had approximately 330,000 and 431,000, respectively, of fully vested warrants outstanding. The exercise price of the warrants range from $0.50 per share to $2.50 per share and the expiration dates range from fiscal 2001 through fiscal 2004. The majority of these warrants were issued in conjunction with shareholder relations and investment banking agreements. During fiscal 2000, 30,000 warrants with an exercise price of $0.50 per share were exercised for 30,000 shares of the Corporation's common stock.

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

NOTE 11 - PREFERRED STOCK

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, will grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995 Board of Directors meeting, the issuance of one third of the shares (280,071 common shares) covered by the aforementioned right was approved. At January 31, 2000 and 1999, there were 560,143 common stock rights outstanding. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to currently pursue such a listing; therefore, the Recapitalization was indefinitely postponed.

On September 10, 1998 and October 20, 1997, 161,338 and 18,587 shares, respectively, of the Corporation's Series A Preferred Stock and cumulative dividends in arrears were converted into 710,209 and 80,544 shares, respectively, of Common Stock. At January 31, 2000, there were 6,000 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $8,000 at January 31, 2000.

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

NOTE 12 - ACQUISITION

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

During fiscal 2000, the Corporation paid $38,000 to compensate the Businesses for a decline in value of the Corporation's stock from November 9, 1998 until November 9, 1999.

The goodwill of $188,000 associated with the acquisition is being amortized on a straight-line basis over 15 years, and the covenant not-to-compete (valued at $500,000 at the closing) is being amortized on a straight-line basis over the three-year life of the covenant.

The unaudited proforma condensed results of operation assume that the acquisition of the Businesses was consummated on February 1, 1998.

                                                       YEAR ENDED JANUARY 31,
                                                               1999
                                                               ----
Revenues                                                    $39,706,000
                                                            ===========

Income before discontinued operations                       $ 1,282,000
                                                            ===========

Earnings per share before discontinued operations:
Basic                                                       $      0.17
                                                            ===========

Fully diluted                                               $      0.15
                                                            ===========

At January 31, 2000, the Company had $127,000 of costs included in other assets relating to the review and due diligence of Metalclad Insulation Corporation and Metalclad Environmental Contractors covered by a Letter of Intent.

NOTE 13 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  FOR THE YEARS ENDED JANUARY 31,
                                                                           2000               1999                  1998
                                                                       -----------------------------------------------------
NUMERATOR:

  Income before discontinued operations                                $  246,000           $1,310,000           $  377,000
  Preferred stock dividends                                                (1,000)              (1,000)             (33,000)
                                                                       ----------           ----------           ----------
  Numerator for basic earnings per share--income available
   to common stockholders                                                 245,000            1,309,000              344,000

  Effect of dilutive securities:
   Preferred stock dividends                                                1,000                1,000               33,000
                                                                       ----------           ----------           ----------

  Numerator for diluted earnings per share--income available to
   common stock after assumed conversions                              $  246,000           $1,310,000           $  377,000
                                                                       ----------           ----------           ----------

DENOMINATOR:

  Denominator for basic earnings per share--weighted average            8,394,000            7,437,000            6,060,000
   shares

  Effect of dilutive securities:
   Employee stock options                                                 409,000              728,000              262,000
   Warrants                                                                 6,000               35,000               34,000
  Convertible preferred stock                                              27,000               27,000              729,000
                                                                       ----------           ----------           ----------

  Dilutive potential common shares                                        442,000              790,000            1,025,000
                                                                       ----------           ----------           ----------


   Denominator for diluted earnings per share--adjusted
   weighted-average shares and assumed conversions                      8,836,000            8,277,000            7,085,000
                                                                       ==========           ==========           ==========

BASIC EARNINGS PER SHARE                                               $     0.03           $     0.18           $     0.06
                                                                       ==========           ==========           ==========

DILUTED EARNINGS PER SHARE                                             $     0.03           $     0.16           $     0.05
                                                                       ==========           ==========           ==========


At January 31, 2000, 1999 and 1998; 465,333, 64,000 and 44,000 options, and
131,000, 306,000 and 738,500 warrants, respectively, were at prices in excess of the average share price for the year utilized in the above earnings per share calculation for the respective years.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $343,000, $271,000 and $221,000 for the years ended January 31, 2000, 1999 and 1998, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2000 aggregated $316,000 and payments due during the next five fiscal years are as follows: 2001 - $187,000; and 2002 - $99,000, 2003 - $29,000, 2004 - $1,000 and 2005 - $-0-.

NOTE 15 - DISCONTINUED OPERATIONS

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

NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

The Company had the following results by quarter:

                                            FIRST               SECOND              THIRD              FOURTH
                                           QUARTER             QUARTER             QUARTER            QUARTER              YEAR
                                          ----------          ----------          ----------         ----------         -----------
YEAR ENDING JANUARY 31, 2000

Revenues                                  $5,153,000          $7,869,000          $7,496,000         $7,962,000         $28,480,000
Gross margin                                 768,000           1,146,000           1,441,000          1,171,000           4,526,000

Net income (loss)                         $ (218,000)         $ (130,000)         $  311,000         $  283,000         $   246,000

Earnings per share
  Basic                                   $    (0.03)         $    (0.02)         $     0.04         $     0.03         $      0.03
  Diluted                                 $    (0.03)         $    (0.02)         $     0.04         $     0.03         $      0.03

YEAR ENDING JANUARY 31, 1999

Revenues                                               $13,351,000    $10,844,000     $ 7,148,000     $ 5,485,000     $36,828,000
Gross margin                                             1,749,000      1,588,000         831,000       1,098,000       5,266,000

Net income before income tax, minority interest
  and discontinued operations                              581,000        678,000          65,000         264,000       1,588,000

Net income before discontinued operations                  561,000        658,000          45,000          46,000       1,310,000
Net income                                             $   561,000    $   458,000     $    45,000     $    46,000     $ 1,110,000

Earnings per share before discontinued operations
  Basic                                                $      0.09    $      0.09     $      0.01     $      0.01     $      0.18
  Diluted                                              $      0.07    $      0.08     $      0.01     $      0.01     $      0.16

Earnings per share
  Basic                                                $      0.09    $      0.06     $      0.01     $      0.01     $      0.15
  Diluted                                              $      0.07    $      0.06     $      0.01     $      0.01     $      0.14

                             PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               FOR THE YEARS ENDED
                         JANUARY 31, 2000, 1999 AND 1998


                                        BALANCE AT       ADDITIONS                          BALANCE
                                        BEGINNING         CHARGED                           AT CLOSE
                                         OF YEAR         TO INCOME      DEDUCTIONS(1)       OF YEAR
                                         -------         ---------      -------------       -------
2000
Allowance for doubtful accounts          $    --          $ 2,000          $ 2,000          $    --
                                         =======          =======          =======          =======

1999
Allowance for doubtful accounts          $48,000          $    --          $48,000          $    --
                                         =======          =======          =======          =======

1998
Allowance for doubtful accounts          $47,000          $48,000          $47,000          $48,000
                                         =======          =======          =======          =======




(1) Uncollectible accounts written off, net of recoveries.