Form 10-Q
period 2000-04-30
PDG ENVIRONMENTAL INC
filed 2000-06-13
CIK 771485

                                                                    (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000 OR


[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                   _____________________ TO _________________


                         COMMISSION FILE NUMBER 0-13667





                             PDG ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)





              DELAWARE                                       22-2677298
---------------------------------------------             ----------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                         Identification No.)


300 OXFORD DRIVE, MONROEVILLE, PENNSYLVANIA                    15146
-------------------------------------------                  ---------
  (Address of principal executive offices)                   (Zip Code)


                                  412-856-2200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 8, 2000, there were 8,782,644 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----
Item 1. Consolidated Financial Statements and Notes to Consolidated Financial Statements

     (a)  Condensed Consolidated Balance Sheets as of April 30, 2000 (unaudited)
          and January 31, 2000                                                                      3

     (b)  Consolidated Statements of Operations for the Three Months Ended April
          30, 2000 and 1999 (unaudited)                                                             4

     (c)  Consolidated Statements of Cash Flows for the Three Months Ended April
          30, 2000 and 1999 (unaudited)                                                             5

     (d)  Notes to Consolidated Financial Statements (unaudited)                                    6

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                               9


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                          11

Item 3. Defaults Upon Senior Securities                                                            11

Item 6. Exhibits and Reports on Form 8-K                                                           11

Signatures                                                                                         12

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               APRIL 30,          JANUARY 31,
                                                                 2000                 2000*
                                                             ------------         ------------
                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                              $     75,000         $    282,000
Accounts receivable - net                                       6,879,000            6,101,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                         1,146,000            1,055,000
Inventory                                                         327,000              291,000
Other current assets                                              597,000              329,000
                                                             ------------         ------------

TOTAL CURRENT ASSETS                                            9,024,000            8,058,000

PROPERTY, PLANT AND EQUIPMENT                                   6,113,000            5,845,000
Less:  accumulated depreciation                                (4,620,000)          (4,462,000)
                                                             ------------         ------------
                                                                1,493,000            1,383,000

OTHER ASSETS                                                    1,358,000              912,000
                                                             ------------         ------------

TOTAL ASSETS                                                 $ 11,875,000         $ 10,353,000
                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             $  2,580,000         $  2,263,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                        900,000            1,015,000
Current portion of long-term debt                               1,078,000              173,000
Accrued liabilities                                             1,573,000            1,299,000
                                                             ------------         ------------

TOTAL CURRENT LIABILITIES                                       6,131,000            4,750,000

OTHER LONG-TERM LIABILITIES                                       184,000              166,000

LONG-TERM DEBT                                                    338,000              376,000

Stockholders' Equity
Cumulative convertible 2% preferred stock                          14,000               14,000
Common stock                                                      177,000              169,000
Additional paid-in capital                                      7,767,000            7,421,000
(Deficit) retained earnings                                    (2,698,000)          (2,505,000)
Less treasury stock                                               (38,000)             (38,000)
                                                             ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                      5,222,000            5,061,000
                                                             ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 11,875,000         $ 10,353,000
                                                             ============         ============

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS
                                                              ENDED APRIL 30,
                                                     -------------------------------
                                                         2000                1999
                                                     -----------         -----------
CONTRACT REVENUES                                    $ 8,067,000         $ 5,153,000
CONTRACT COSTS                                         7,045,000           4,385,000
                                                     -----------         -----------

Gross margin                                           1,022,000             768,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             935,000             959,000
                                                     -----------         -----------

Income (loss) from operations                             87,000            (191,000)

OTHER INCOME (EXPENSE):
  Interest expense                                       (37,000)            (29,000)
  Interest income                                         15,000               2,000
                                                     -----------         -----------

                                                         (22,000)            (27,000)
                                                     -----------         -----------
Income (loss) before income taxes                         65,000            (218,000)

INCOME TAX PROVISION                                      (4,000)                 --
                                                     -----------         -----------

NET INCOME (LOSS)                                    $    61,000         $  (218,000)
                                                     ===========         ===========

PER SHARE OF COMMON STOCK:

  BASIC                                              $      0.01         $     (0.03)
                                                     ===========         ===========

  DILUTIVE                                           $      0.01         $     (0.03)
                                                     ===========         ===========

AVERAGE COMMON SHARES EQUIVALENTS OUTSTANDING          8,572,000           8,391,000

AVERAGE DILUTIVE COMMON SHARES EQUIVALENTS
OUTSTANDING                                              539,000                  --
                                                     -----------         -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                      9,111,000           8,391,000
                                                     ===========         ===========



See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS
                                                                    ENDED APRIL 30,
                                                              ---------------------------
                                                                 2000             1999
                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  61,000         $(218,000)
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO CASH:
    Depreciation and amortization                               219,000           223,000
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                        (761,000)         (141,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                  (91,000)         (187,000)
    Inventory                                                   (13,000)           56,000
    Other current assets                                         71,000            51,000
    Accounts payable                                             (5,000)         (138,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                 (115,000)          163,000
    Accrued liabilities                                         152,000          (394,000)
                                                              ---------         ---------


                                                               (762,000)         (590,000)
                                                              ---------         ---------

NET CASH USED BY OPERATING ACTIVITIES                          (482,000)         (585,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                  (132,000)         (112,000)
    Acquisition of Businesses                                  (460,000)               --
                                                              ---------         ---------
NET CASH USED BY INVESTING ACTIVITIES                          (592,000)         (112,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                          905,000           475,000
    Principal payments on debt                                  (38,000)          (47,000)
    Proceeds from Exercise of Stock Options & Warrants               --            15,000
                                                              ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       867,000           443,000
                                                              ---------         ---------

Net Decrease in Cash and Short-Term Investments                (207,000)         (254,000)
Cash and Short-Term Investments, Beginning of Period            282,000           309,000
                                                              ---------         ---------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $  75,000         $  55,000
                                                              =========         =========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s (the "Corporation") and its wholly-owned subsidiaries.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended April 30, 2000 were of a normal, recurring nature. The amounts presented for the three months ended April 30, 2000 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 2000 dated May 15, 2000, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the three months ended April 30, 2000 due to the existence of unused net operating loss carryforwards. The Corporation has recorded a provision for state income taxes.

Income taxes paid by the Corporation for the three months ended April 30, 2000 and 1999 totaled approximately $16,000 and $35,000, respectively.

NOTE 3 - LINE OF CREDIT

On August 25, 1997, the Corporation closed on a $2 million credit facility consisting of a 5-year $0.5 million equipment note and a 3-year revolving line of credit with a maximum advance of $1.5 million. Both the equipment note and the line of credit have an interest rate of prime plus 3.5%. As of April 30, 2000, the outstanding balance on the revolving line of credit was $920,000.

The Corporation paid interest costs totaling approximately $31,000 and $29,000 during the three months ended April 30, 2000 and 1999, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $8,000 at April 30, 2000. At April 30, 2000, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995 and March 6, 2000 Board of Directors meeting, the issuance of one third of the shares (280,071 and 259,696 common shares, respectively) covered by the aforementioned right was approved. At April 30, 2000, there were 280,071 common stock rights outstanding. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to currently pursue such a listing; therefore, the Recapitalization was indefinitely postponed.

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                             FOR THE THREE MONTHS
                                                                                ENDED APRIL 30,
                                                                           ---------------------------
                                                                              2000              1999
                                                                           ----------       ----------
NUMERATOR:
    Net Income (loss)                                                      $   61,000       $ (218,000)
    Preferred stock dividends                                                      --               --
                                                                           ----------       ----------
    Numerator for basic earnings per share--income available
      to common stockholders                                                   61,000         (218,000)

    Effect of dilutive securities:
      Preferred stock dividends                                                    --               --
                                                                           ----------       ----------
    Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                               $   61,000       $ (218,000)
                                                                           ==========       ==========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                                  8,572,000        8,391,000

    Effect of dilutive securities:
    Employee stock options                                                    500,000               --
    Warrants                                                                   12,000               --
    Convertible preferred stock                                                27,000               --
                                                                           ----------       ----------
Dilutive potential common shares                                              539,000               --
                                                                           ----------       ----------
    Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                         9,111,000        8,391,000
                                                                           ----------       ----------

BASIC EARNINGS PER SHARE                                                   $     0.01       $    (0.03)
                                                                           ==========       ==========

DILUTED EARNINGS PER SHARE                                                 $     0.01       $    (0.03)
                                                                           ==========       ==========

NOTE 6 - ACQUISITION

Effective April 3, 2000, the Corporation entered into an agreement ("the Agreement") with Lincoln Cristi, Inc. ("Lincoln") and the majority owners of Lincoln for the purchase of selected assets and assumption of the contracts of Lincoln. Lincoln owned and operated a business that conducted asbestos abatement in the Northwestern United States. As consideration for the purchase, the Corporation paid Lincoln and the owners of Lincoln a combination of cash and the Corporation's Common Stock and entered into an employment agreement with the former majority owners of Lincoln that provides for a performance bonus in addition to annual salary.

The performance bonus is for a minimum of one year and a maximum of three years, depending upon the continued employment of the two majority owners of Lincoln.

The goodwill associated with the acquisition is being amortized on a straight-line basis over 15 years, the covenant not to compete and customer lists is being amortized on a straight-line basis over 5 years, and the performance bonus is being amortized over the 3-year life of the bonus.

Additionally, in April 2000, the Corporation acquired the fixed assets of an asbestos abatement company operating in the metropolitan Chicago area.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2000 AND 1999

During the three months ended April 30, 2000 ("Fiscal 2001"), the Corporation's contract revenues increased to $8.1 million compared to $5.2 million in the three months ended April 30, 1999 ("Fiscal 2000").

The Corporation's gross margin increased to $1.0 million in the first quarter of fiscal 2001 compared to $0.8 million in the first quarter of fiscal 2000. The increase in gross margin is due to increased levels of revenues. The contract margin as a percentage of revenue decreased due to a higher level of pass through subcontracted costs that generated no gross margin.

Selling, general and administrative expenses remained relatively constant at $0.94 million in the three months ended April 30, 2000 as compared to the same quarter of the previous fiscal year.

The Corporation reported income from operations of $0.08 million for the three months ended April 30, 2000 compared to a loss from operations of $0.19 million for the three months ended April 30, 1999 as a direct result of the factors discussed above.

Interest expense increased to $0.04 million in the current quarter as compared to $0.03 million in the same quarter of a year ago due to a higher level of borrowings on the revolving line of credit.

During the quarters ended April 30, 2000 and 1999, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $4,000 was made in the current fiscal quarter while no state income tax provision was made in the prior fiscal quarter due to the loss.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 2000, the Corporation's cash decreased by $0.21 million to $0.08 million.

Cash used by operating activities totaled $0.5 million in the three months ended April 30, 2000. Cash outflows included a $0.76 million increase in accounts receivables, a $0.09 million increase in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.12 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts. These cash outflows were partially offset by cash inflows including $0.06 million related to net income generated during the current three months, $0.07 million due to a decrease in other current assets, a $0.15 million increase in accrued liabilities related to the timing of payments and $0.22 million of depreciation and amortization.

The decrease in cash and short term investments during the first quarter of fiscal 2001 is attributable to cash outflows from operations of $0.5 million, cash outflows for investing activities which included $0.46 million to purchase the businesses acquired and $0.13 million for the purchase of property, plant and equipment. These cash outflows were partially offset by net cash inflows of $0.87 million primarily from the utilization of the Corporation's line of credit.

At April 30, 2000, the Corporation's backlog totaled $16.2 million ($8.3 million on fixed fee contracts and $7.9 million on time and materials or unit price contracts).

During the three months ended April 30, 1999, the Corporation's cash decreased by $0.25 million to $0.06 million.

Cash flows used by operating activities totaled $0.6 million in the three months ended April 30, 1999. Cash outflows included $0.2 million related to net loss during the three months, a $0.1 million increase in accounts receivables, a $0.2 million increase in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.1 million decrease in accounts payable and a $0.4 million decrease in accrued liabilities related to the timing of payments. These cash outflows were partially offset by cash inflows which principally included a $0.2 million of depreciation and amortization and a $0.2 million increase in billings in excess of costs and estimated earnings on uncompleted contracts.

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

                           PART II-- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At April 30, 2000, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $8,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

                                  EXHIBIT INDEX
                           EXHIBIT NO. AND DESCRIPTION

                                                          PAGES OF SEQUENTIAL
                                                            NUMBERING SYSTEM

27. Financial data schedule

(b) Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               PDG ENVIRONMENTAL, INC.




                               By /s/ John C. Regan
                                 -----------------------------------------
                                      John C. Regan
                                      Chairman and Chief Executive Officer







Date: June 13, 2000