Form 10-Q
period 2000-07-31
PDG ENVIRONMENTAL INC
filed 2000-09-13
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2000 OR


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

As of September 3, 2000, there were 8,782,644 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                      INDEX

PART I. FINANCIAL INFORMATION                                               PAGE

    Item 1. Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of July 31, 2000
              (unaudited) and January 31, 2000                                 3

         (b)  Consolidated Statements of Operations for the Three Months
              Ended July 31, 2000 and 1999 (unaudited)                         4

         (c)  Consolidated Statements of Operations for the Six Months
              Ended July 31, 2000 and 1999 (unaudited)                         5

         (d)  Consolidated Statements of Cash Flows for the Six Months
              Ended July 31, 2000 and 1999 (unaudited)                         6

         (e)  Notes to Consolidated Financial Statements (unaudited)           7

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       11

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                               14

    Item 3.   Defaults Upon Senior Securities                                 14

    Item 4.   Submission of Matters to a Vote of Security Holders             14

    Item 6.   Exhibits and Reports on Form 8-K                                15

    Signatures                                                                16

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JULY 31,          JANUARY 31,
                                                                 2000               2000*
                                                             -----------         -----------
                                                             (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and short-term investments                              $   173,000         $   282,000
Accounts receivable - net                                      6,715,000           6,101,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                        2,021,000           1,055,000
Inventory                                                        363,000             291,000
Other current assets                                             517,000             329,000
                                                             -----------         -----------

TOTAL CURRENT ASSETS                                           9,789,000           8,058,000

PROPERTY, PLANT AND EQUIPMENT                                  6,265,000           5,845,000
Less: accumulated depreciation                                (4,791,000)         (4,462,000)
                                                             -----------         -----------
                                                               1,474,000           1,383,000

OTHER ASSETS                                                   1,247,000             912,000
                                                             -----------         -----------

TOTAL ASSETS                                                 $12,510,000         $10,353,000
                                                             ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             $ 2,290,000         $ 2,263,000
Accrued liabilities                                            1,647,000           1,299,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                     1,019,000           1,015,000
Current portion of long-term debt                                161,000             173,000
                                                             -----------         -----------

TOTAL CURRENT LIABILITIES                                      5,117,000           4,750,000

OTHER LONG-TERM LIABILITIES                                      184,000             166,000

LONG-TERM DEBT                                                 1,755,000             376,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                         14,000              14,000
Common stock                                                     177,000             169,000
Additional paid-in capital                                     7,767,000           7,421,000
(Deficit) retained earnings                                   (2,466,000)         (2,505,000)
Less treasury stock                                              (38,000)            (38,000)
                                                             -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                     5,454,000           5,061,000
                                                             -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $12,510,000         $10,353,000
                                                             ===========         ===========

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS
                                                                      ENDED JULY 31,
                                                             -----------------------------
                                                                2000              1999
                                                             ----------         ----------

CONTRACT REVENUES                                            $8,770,000         $7,869,000
CONTRACT COSTS                                                7,451,000          6,723,000
                                                             ----------         ----------

Gross margin                                                  1,319,000          1,146,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  1,027,000            861,000
LITIGATION SETTLEMENT                                                --            379,000
                                                             ----------         ----------

Income (loss) from operations                                   292,000            (94,000)

OTHER INCOME (EXPENSE):
  Interest expense                                              (63,000)           (39,000)
  Interest income                                                 9,000              2,000
  Other income                                                   14,000              1,000
                                                             ----------         ----------
                                                                (40,000)           (36,000)
                                                             ----------         ----------

Income (loss) before income taxes                               252,000           (130,000)

INCOME TAX PROVISION                                            (20,000)                --
                                                             ----------         ----------

NET INCOME (LOSS)                                            $  232,000         $ (130,000)
                                                             ==========         ==========

PER SHARE OF COMMON STOCK:

BASIC                                                        $     0.03         $    (0.02)
                                                             ==========         ==========

DILUTIVE                                                     $     0.03         $    (0.02)
                                                             ==========         ==========

AVERAGE COMMON SHARES OUTSTANDING                             8,783,000          8,398,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING           265,000                 --
                                                             ----------         ----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
   EQUIVALENTS OUTSTANDING FOR EARNINGS PER
   SHARE CALCULATION                                          9,048,000          8,398,000
                                                             ==========         ==========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                   FOR THE SIX MONTHS
                                                                      ENDED JULY 31,
                                                             -------------------------------
                                                                 2000               1999
                                                             -----------         -----------

CONTRACT REVENUES                                            $16,837,000         $13,022,000
CONTRACT COSTS                                                14,495,000          11,108,000
                                                             -----------         -----------

Gross margin                                                   2,342,000           1,914,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   1,962,000           1,820,000
LITIGATION SETTLEMENT                                                 --             379,000
                                                             -----------         -----------

Income (loss) from operations                                    380,000            (285,000)

OTHER INCOME (EXPENSE):
   Interest expense                                             (101,000)            (68,000)
   Interest income                                                11,000               4,000
   Other income                                                   27,000               1,000
                                                             -----------         -----------
                                                                 (63,000)            (63,000)
                                                             -----------         -----------

Income (loss) before income taxes                                317,000            (348,000)

INCOME TAX PROVISION                                             (24,000)                 --
                                                             -----------         -----------

NET INCOME (LOSS)                                            $   293,000         $  (348,000)
                                                             ===========         ===========


PER SHARE OF COMMON STOCK:

BASIC                                                        $      0.03         $     (0.04)
                                                             ===========         ===========

DILUTIVE                                                     $      0.03         $     (0.04)
                                                             ===========         ===========

AVERAGE COMMON SHARES OUTSTANDING                              8,678,000           8,394,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING            408,000                  --
                                                             -----------         -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
  EQUIVALENTS OUTSTANDING FOR EARNINGS PER
  SHARE CALCULATION                                            9,086,000           8,394,000
                                                             ===========         ===========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE SIX MONTHS
                                                                         ENDED JULY 31,
                                                                -------------------------------
                                                                    2000                1999
                                                                -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $   293,000         $  (348,000)

ADJUSTMENTS TO RECONCILE NET
  INCOME (LOSS) TO CASH:
    Depreciation and amortization                                   538,000             388,000

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                            (597,000)         (1,618,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                     (966,000)           (366,000)
    Inventory                                                       (34,000)             34,000
    Other current assets                                            188,000             168,000
    Accounts payable                                               (332,000)            899,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                        4,000             599,000
    Accrued liabilities                                             226,000              13,000
    Other                                                                --             (12,000)
                                                                -----------         -----------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                      (1,511,000)           (283,000)
                                                                -----------         -----------

NET CASH USED BY OPERATING ACTIVITIES                              (680,000)           (243,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                      (236,000)           (358,000)
    Acquisition of businesses                                      (560,000)                 --
                                                                -----------         -----------

NET CASH USED BY INVESTING ACTIVITIES                              (796,000)           (358,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                 --              19,000
    Proceeds from debt                                            1,444,000             619,000
    Purchase of common stock for treasury                                --             (13,000)
    Principal payments on debt                                      (77,000)            (91,000)
                                                                -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,367,000             534,000
                                                                -----------         -----------

Net Decrease in Cash and Short-Term Investments                    (109,000)            (67,000)
Cash and Short-Term Investments, Beginning of Period                282,000             309,000
                                                                -----------         -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                  $   173,000         $   242,000
                                                                ===========         ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries.

The accompanying financial statements of the Corporation are unaudited and prepared in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended July 31, 2000 were of a normal, recurring nature. The amounts presented for the three and six months ended July 31, 2000 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 2000 dated May 15, 2000 and Quarterly Report on Form 10-QSB of the Corporation for the quarter ended April 30, 2000 dated June 13, 2000, and should be read in conjunction with this quarterly report.

The Corporation does not have any items which would require adjustments to arrive at comprehensive income.

NOTE 2 - FEDERAL INCOME TAXES

No federal income taxes have been provided for the three and six months ended July 31, 2000 due to the existence of unused net operating loss carryforwards. The Company has provided a provision for state income taxes during the current six month period. No state income taxes were provided during the prior six month period due to the loss.

Income taxes paid by the Corporation for the six months ended July 31, 2000 and 1999 totaled approximately $63,000 and $38,000, respectively.

NOTE 3 - DEBT

On August 3, 2000, the Corporation closed on a new $4.7 million credit facility with Sky Bank, an Ohio banking association, consisting of a 3-year $3 million revolving line of credit, a 5-year $1 million equipment note, a 15-year $0.4 million mortgage and a 5-year $0.3 million commitment for future equipment financing. The new financing repaid all of the Company's existing bank debt.

The line of credit, equipment note and commitment for future equipment financing are at an interest rate of prime plus 1% with financial covenant incentives which may reduce the interest rate to either prime plus 1/2% or prime. The mortgage is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years.

The new credit facility requires annual maintenance of a tangible net worth of $4 million, a leverage ratio (total liabilities to tangible net worth) of no greater than 2 to 1 and a debt service coverage ratio of at least 1.3 to 1. Additionally, the Chief Executive Officer of the Corporation provided a limited personal guarantee for the credit facility.

As the Company had the new credit facility available, borrowings ($1,456,000 at July 31, 2000) on the line of credit were classified as long term.

The Corporation paid interest costs totaling approximately $85,000 and $63,000 during the six months ended July 31, 2000 and 1999, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $8,000 at July 31, 2000. At July 31, 2000, there were 6,000 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995 and March 6, 2000 Board of Directors meeting, the issuance of one third of the shares (280,071 and 259,696 common shares, respectively) covered by the aforementioned right was approved. At July 31, 2000, there were 280,071 common stock rights outstanding. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to pursue such a listing; therefore, the Recapitalization was indefinitely postponed.

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                            FOR THE SIX MONTHS
                                                                               ENDED JULY 31,

                                                                          2000               1999
                                                                       -----------------------------
NUMERATOR:

  Income (loss) from continuing operations                             $  293,000         $ (348,000)
  Preferred stock dividends                                                (1,000)                --
                                                                       ----------         ----------
  Numerator for basic earnings per share--income available
      to common stockholders                                              292,000           (348,000)

  Effect of dilutive securities:
      Preferred stock dividends                                            (1,000)                --
                                                                       ----------         ----------

  Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                              293,000           (348,000)
                                                                       ----------         ----------

DENOMINATOR:

  Denominator for basic earnings per share--weighted average
    shares                                                              8,678,000          8,394,000

  Effect of dilutive securities:
    Employee stock options                                                376,000                 --
    Warrants                                                                5,000                 --
    Convertible preferred stock                                            27,000                 --
                                                                       ----------         ----------

  Dilutive potential common shares                                        408,000                 --
                                                                       ----------         ----------
    Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                     9,086,000          8,394,000
                                                                       ==========         ==========

BASIC EARNINGS PER SHARE                                               $     0.03         $    (0.04)
                                                                       ==========         ==========

DILUTED EARNINGS PER SHARE                                             $     0.03         $    (0.04)
                                                                       ==========         ==========

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:

                                                                            FOR THE THREE MONTHS

                                                                               ENDED JULY 31,

                                                                          2000               1999
                                                                       -----------------------------

NUMERATOR:

  Income (loss) from continuing operations                             $  232,000         $ (130,000)
  Preferred stock dividends                                                    --                 --
                                                                       ----------         ----------
  Numerator for basic earnings per share--income available
      to common stockholders                                              232,000           (130,000)

  Effect of dilutive securities:
      Preferred stock dividends                                                --                 --
                                                                       ----------         ----------

  Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                              232,000           (130,000)
                                                                       ----------         ----------

DENOMINATOR:

  Denominator for basic earnings per share--weighted average
    shares                                                              8,783,000          8,398,000

  Effect of dilutive securities:
    Employee stock options                                                237,000                 --
    Warrants                                                                1,000                 --
    Convertible preferred stock                                            27,000                 --
                                                                       ----------         ----------

  Dilutive potential common shares                                        265,000                 --
                                                                       ----------         ----------
    Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions                     9,048,000          8,398,000
                                                                       ==========         ==========

BASIC EARNINGS PER SHARE                                               $     0.03         $    (0.02)
                                                                       ==========         ==========

DILUTED EARNINGS PER SHARE                                             $     0.03         $    (0.02)
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

Additionally, in April 2000, the Corporation acquired the fixed assets of an asbestos abatement company operating in the metropolitan Chicago area and an insulation company operating in the Houston area.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 AND 1999

The Corporation's contract revenues increased to $8.8 million during the three months ended July 31, 2000 ("Fiscal 2001") compared to $7.9 million in the three months ended July 31, 1999 ("Fiscal 2000"). The increase in revenues is primarily due to revenues contributed by the operations acquired earlier in fiscal 2001.

The Corporation's gross margin increased to $1.3 million in the second quarter of fiscal 2001 compared to $1.1 million in the second quarter of fiscal 2000. The increase in gross margin was attributable to the aforementioned increase in contract revenue. The gross margin as a percentage of revenue remained relatively constant.

Selling, general and administrative expenses increased to $1.03 million in the three months ended July 31, 2000 compared to $0.86 million in the three months ended July 31, 1999. During the current fiscal quarter, the Corporation operated two additional branch offices.

In June 1999, the Corporation reached a settlement with the Mason Tenders District Council Welfare Fund whereby the Corporation agreed to pay $500,000 to resolve all claims concerning contributions owed for the period January 1, 1995 through May 31, 1996 and related claims for interest, statutory damages, costs and attorneys' fees. The initial payment of $200,000 was made in June 1999, the second payment of $100,000 was paid on December 28, 1999 and the final payment of $200,000 on June 28, 2000. This resulted in a $379,000 charge in the second quarter of Fiscal 2000 which was net of amounts previously accrued and recoveries from third parties.

As a result of the factors described above, the Corporation reported net income from operations of $0.3 million in the current three month period compared to loss from operations of $0.1 million for the same three months of the prior fiscal year.

The Corporation's interest expense increased to $63,000 for the three months ended July 31, 2000 from $39,000 for the three months ended July 31, 1999 due to increased borrowings to fund a higher level of operations and the aforementioned acquisitions.

During the three months ended July 31, 2000 and 1999, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $20,000 was made in the current fiscal quarter. No state income tax provision was made in the prior quarter due to the loss.

SIX MONTHS ENDED JULY 31, 2000 AND 1999

The Corporation's contract revenues increased to $16.8 million for the six months ended July 31, 2000 compared to $13.0 million for the six months ended July 31, 1999.

The gross margin reported by the Corporation in the six months ended July 31, 2000 increased to $2.3 million compared to $1.9 million for the six months ended July 31, 1999. The increase in gross margin related to the aforementioned increase in contract revenue.

Selling, general and administrative expenses reported by the Corporation for the six months ended July 31, 2000 increased to $2.0 million as compared to $1.8 million for the same six month period of the prior fiscal year. The increase is primarily attributable to the addition of two new branch offices in Fiscal 2001.

In June 1999, the Corporation reached a settlement with the Mason Tenders District Council Welfare Fund whereby the Corporation agreed to pay $500,000 to resolve all claims concerning contributions owed for the period January 1, 1995 through May 31, 1996 and related claims for interest, statutory damages, costs and attorneys' fees. The initial payment of $200,000 was made in June 1999, the second payment of $100,000 was paid on

December 28, 1999 and the final payment of $200,000 on June 28, 2000. This resulted in a $379,000 charge in the second quarter of Fiscal 2000 which was net of amounts previously accrued and recoveries from third parties.

The Corporation reported income from operations of $0.4 million in the six months ended July 31, 2000 as a result of the factors discussed above compared to a loss from operations of $0.3 million in the same six month period last year.

Interest expense increased to $0.1 million in the current six month period compared to $0.07 million in the six months ended July 31, 1999 due to increased borrowings to fund a higher level of operations and the aforementioned acquisitions.

No provisions for federal income taxes were made during the six months ended July 31, 2000 and 1999 due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $24,000 was made in the current six-month period. No state income tax provision was made in the prior six month period due to the loss.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's liquidity decreased during the six months ended July 31, 2000 as cash and short-term investments decreased by $0.11 million to $0.17 million.

The decrease in fiscal 2000 was due to a $0.68 million cash outflow from operating activities and a $0.8 million outflow related to investing activities, which was partially offset by a $1.37 million inflow associated with financing activities.

Cash outflows from operating activities of $0.68 million in the six months ended July 31, 2000 included a $0.6 million increase in accounts receivable, a $1.0 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of certain contract activity and a $0.3 million decrease in accounts payable. The aforementioned cash outflows from operating activities were offset, in part, by net income of $0.3 million generated during the six month period, a $0.2 million decrease in other current assets, a $0.2 million increase in accrued liabilities due to the timing of payments and $0.5 million of depreciation and amortization.

The Corporation's cash outflows from investing activities of $0.8 million in the six months ended July 31, 2000 was attributable to $0.24 million for the purchase of property, plant and equipment and $0.56 million to purchase the businesses acquired.

Cash inflows associated with financing activities during the six months included $1.44 million of borrowings on the line of credit which was partially offset by $0.08 million of principal payments on debt.

At July 31, 2000, the Corporation's backlog associated with its asbestos abatement business totaled $15.0 million ($6.2 million on fixed fee contracts and $8.8 million on time and materials or unit price contracts).

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

                           PART II-- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The registrant is subjected to disputes and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the registrant based upon information available at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At July 31, 2000, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $8,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF STOCKHOLDERS

On July 7, 2000 the Annual Meeting of the Stockholders of PDG Environmental, Inc. was held in Pittsburgh, PA. At the meeting all of management's nominees were elected directors of the Corporation with the following vote:

              Votes For                                 7,604,467 to 7,604,727
              Votes Against                             52,542 to 52,802


Stokes Kelly & Hinds, LLC was ratified as the Corporation's auditors as follows:

              Votes For                                 7,624,092
              Votes Against                             8,963
              Abstained                                 24,214


The extension of the 1990 Stock Option Plan for Non-Employee Directors until December 14, 2010 was ratified as follows:

              Votes For                                 3,763,900
              Votes Against                             402,134
              Abstained                                 40,221


The amendment to the PDG Environmental, Inc. Incentive Stock Option Plan increasing the number of shares of Common Stock which may be granted by 500,000 to 2,300,000 and extending the Plan until December 14, 2010 was ratified as follows:

              Votes For                                 3,932,710
              Votes Against                             438,872
              Abstained                                 34,713


The extension of the 1990 Stock Option Plan for Employee Directors until December 14, 2010 was ratified as follows:

              Votes For                                 3,732,459
              Votes Against                             432,604
              Abstained                                 41,232

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                                  EXHIBIT INDEX

                           EXHIBIT NO. AND DESCRIPTION

                                                             PAGES OF SEQUENTIAL
                                                              NUMBERING SYSTEM






10   Employee Agreement dated June 20, 2000 for John C. Regan

27   Financial Data Schedule

(b) The registrant did not file any current reports on Form 8-K during the three months ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PDG ENVIRONMENTAL, INC.




                                     By   /s/ John C. Regan
                                       ----------------------------------------
                                          John C. Regan
                                          Chairman and Chief Executive Officer











Date:  September 13, 2000