Form 10-Q
period 2000-10-31
PDG ENVIRONMENTAL INC
filed 2000-12-15
CIK 771485

                                                                     (conformed)



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO __________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ____

As of December 9, 2000, there were 8,782,644 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                                      PAGE

 Item 1. Consolidated Financial Statements and Notes to Consolidated Financial Statements


     (a) Condensed Consolidated Balance Sheets as of October 31, 2000 (unaudited) and January 31, 2000               3

     (b) Consolidated Statements of Operations for the Three Months Ended October 31, 2000 and 1999 (unaudited)      4

     (c) Consolidated Statements of Operations for the Nine Months Ended October 31, 2000 and 1999 (unaudited)       5

     (d) Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2000 and 1999 (unaudited)       6

     (e) Notes to Consolidated Financial Statements (unaudited)                                                      7

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations                      11

PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                                                                         14

 Item 3.  Defaults Upon Senior Securities                                                                           14

 Item 6.  Exhibits and Reports on Form 8-K                                                                          14

 Signatures                                                                                                         15

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                OCTOBER 31,             JANUARY 31,
                                                                   2000                    2000*
                                                                -----------             -----------
                                                                                        (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                $    128,000           $    282,000
Accounts receivable - net                                         6,592,000              6,101,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                           3,121,000              1,055,000
Inventory                                                           454,000                291,000
Other current assets                                                423,000                329,000
                                                               ------------           ------------

TOTAL CURRENT ASSETS                                             10,718,000              8,058,000

PROPERTY, PLANT AND EQUIPMENT                                     6,465,000              5,845,000
Less:  accumulated depreciation                                  (4,972,000)            (4,462,000)
                                                               ------------           ------------
                                                                  1,493,000              1,383,000

OTHER ASSETS                                                      1,212,000                912,000
                                                               ------------           ------------

TOTAL ASSETS                                                   $ 13,423,000           $ 10,353,000
                                                               ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                               $  2,348,000           $  2,263,000
Accrued liabilities                                               1,864,000              1,299,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                        1,007,000              1,015,000
Current portion of long-term debt                                   174,000                173,000
                                                               ------------           ------------

TOTAL CURRENT LIABILITIES                                         5,393,000              4,750,000

OTHER LONG-TERM LIABILITIES                                         364,000                166,000

LONG-TERM DEBT                                                    2,623,000                376,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                            14,000                 14,000
Common stock                                                        177,000                169,000
Additional paid-in capital                                        7,767,000              7,421,000
Less treasury stock                                                 (38,000)               (38,000)
(Deficit) retained earnings                                      (2,877,000)            (2,505,000)
                                                               ------------           ------------


TOTAL STOCKHOLDERS' EQUITY                                        5,043,000              5,061,000
                                                               ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 13,423,000           $ 10,353,000
                                                               ============           ============

*Derived from audited financial statements.


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)


                                                                       FOR THE THREE MONTHS
                                                                          ENDED OCTOBER 31,
                                                                 ----------------------------------
                                                                     2000                  1999
                                                                 -----------           -----------
CONTRACT REVENUES                                                $ 9,230,000           $ 7,496,000
CONTRACT COSTS                                                     8,162,000             6,055,000
                                                                 -----------           -----------

Gross margin                                                       1,068,000             1,441,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       1,202,000             1,094,000
                                                                 -----------           -----------

Income (loss) from operations                                       (134,000)              347,000

OTHER INCOME (EXPENSE):

  Interest expense                                                   (75,000)              (41,000)
  Interest income                                                      4,000                 4,000
  Write off of deferred acquisition and financing costs             (205,000)                   --
  Other income                                                            --                 1,000
                                                                 -----------           -----------
                                                                    (276,000)              (36,000)
                                                                 -----------           -----------

Income (loss) before income taxes                                   (410,000)              311,000

INCOME TAX PROVISION                                                      --                    --
                                                                 -----------           -----------

NET INCOME (LOSS)                                                $  (410,000)          $   311,000
                                                                 ===========           ===========

PER SHARE OF COMMON STOCK - BASIC:                               $     (0.05)          $      0.04
                                                                 ===========           ===========

PER SHARE OF COMMON SHARE - DILUTIVE                             $     (0.05)          $      0.04
                                                                 ===========           ===========

AVERAGE COMMON SHARES OUTSTANDING                                  8,783,000             8,388,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS
OUTSTANDING                                                               --               209,000
                                                                 -----------           -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARES CALCULATION                                                 8,783,000             8,597,000
                                                                 ===========           ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                   (UNAUDITED)


                                                                         FOR THE NINE MONTHS
                                                                           ENDED OCTOBER 31,
                                                                  -----------------------------------
                                                                     2000                    1999
                                                                  ------------           ------------
CONTRACT REVENUES                                                 $ 26,067,000           $ 20,517,000
CONTRACT COSTS                                                      22,657,000             17,162,000
                                                                  ------------           ------------

Gross margin                                                         3,410,000              3,355,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                         3,165,000              2,914,000
LITIGATION SETTLEMENT EXPENSE                                               --                379,000
                                                                  ------------           ------------

Income from operations                                                 245,000                 62,000

OTHER INCOME (EXPENSE):

   Interest expense                                                   (175,000)              (109,000)
   Write off of deferred acquisition and financing costs              (205,000)                    --
   Interest income                                                      14,000                  8,000
   Other income                                                         27,000                  2,000
                                                                  ------------           ------------
                                                                      (339,000)               (99,000)
                                                                  ------------           ------------

Loss before income taxes                                               (94,000)               (37,000)

INCOME TAX PROVISION                                                   (24,000)                    --
                                                                  ------------           ------------

NET LOSS                                                          $   (118,000)          $    (37,000)
                                                                  ============           ============

PER SHARE OF COMMON STOCK - BASIC:                                $      (0.01)          $       0.00
                                                                  ============           ============

PER SHARE OF COMMON STOCK - DILUTIVE:                             $      (0.01)          $       0.00
                                                                  ============           ============

AVERAGE COMMON SHARES OUTSTANDING                                    8,713,000              8,392,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS
OUTSTANDING                                                                 --                     --
                                                                  ------------           ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                    8,713,000              8,392,000
                                                                  ============           ============


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                   (UNAUDITED)


                                                                            FOR THE NINE MONTHS
                                                                              ENDED OCTOBER 31,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $  (118,000)          $   (37,000)

ADJUSTMENTS TO RECONCILE NET
  INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization                                        914,000               615,000
    Write off of deferred acquisition and financing costs                205,000                    --
    Write off of bad debt                                                 35,000                    --


CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                 (509,000)             (524,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                        (2,066,000)              194,000
    Inventory                                                           (125,000)               14,000
    Other current assets                                                 288,000               268,000
    Accounts payable                                                    (280,000)             (104,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                            (8,000)              652,000
    Accrued liabilities                                                  353,000               231,000
    Other                                                               (107,000)              (17,000)
                                                                     -----------           -----------

TOTAL ADJUSTMENTS IN ASSETS AND LIABILITIES                           (2,454,000)              714,000
                                                                     -----------           -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (1,418,000)            1,292,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                           (411,000)             (555,000)
    Acquisition of businesses                                           (573,000)                   --
    Proceeds from the sale of property, plant and equipment                   --                 4,000
                                                                     -----------           -----------
NET CASH USED BY INVESTING ACTIVITIES                                   (984,000)             (551,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants                      --                19,000
    Proceeds from debt                                                 4,263,000                    --
    Purchase of common stock for treasury                                     --               (13,000)
    Principal payments on debt                                        (2,015,000)             (308,000)
                                                                     -----------           -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                       2,248,000              (302,000)
                                                                     -----------           -----------

Net Increase (Decrease) in Cash and Short-Term Investments              (154,000)              439,000
Cash and Short-Term Investments, Beginning of Period                     282,000               309,000
                                                                     -----------           -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                       $   128,000           $   748,000
                                                                     ===========           ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2000

                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries.

The accompanying financial statements of the Corporation are unaudited and prepared in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the financial statements include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended October 31, 2000 were of a normal, recurring nature. The amounts presented for the three and nine months ended October 31, 2000 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 2000 dated May, 11, 2000 and Quarterly Reports on Form 10-Q of the Corporation for the quarter ended April 30, 2000 dated June 13, 2000 and for the quarter ended July 31, 2000 dated September 13, 2000, and should be read in conjunction with this quarterly report.

The Corporation does not have any items which would require adjustments to arrive at comprehensive income.


NOTE 2 - FEDERAL INCOME TAXES

No federal income taxes have been provided for the three and nine months ended October 31, 2000 due to the existence of unused net operating loss carryforwards. The Corporation has recorded a provision for state income taxes during the current nine-month period. No state income taxes were provided during the previous nine-month period.

Income taxes paid by the Corporation for the nine months ended October 31, 2000 and 1999 totaled approximately $69,000 and $85,000, respectively.


NOTE 3 - DEBT

On August 3, 2000, the Corporation closed on a new $4.7 million credit facility with Sky Bank, an Ohio banking association, consisting of a 3-year $3 million revolving line of credit, a 5-year $1 million equipment note, a 15-year $0.4 million mortgage and a 5-year $0.3 million commitment for future equipment financing. The new financing repaid all of the Company's existing debt.

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

At October 31, 2000, borrowings on the revolving line of credit were $1,400,000.

The Corporation paid interest costs totaling approximately $181,000 and $108,000 during the nine months ended October 31, 2000 and 1999, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $9,000 at October 31, 2000. At October 31, 2000, there were 6,000 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995 and March 6, 2000 Board of Directors meeting, the issuance of one third of the shares (280,071 and 259,696 common shares, respectively) covered by the aforementioned right was approved. At October 31, 2000, there were 280,071 common stock rights outstanding. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to pursue such a listing; therefore, the Recapitalization was indefinitely postponed.


NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                         FOR THE NINE MONTHS ENDED
                                                                                OCTOBER 31,
                                                                    ----------------------------------
                                                                        2000                  1999
                                                                    -----------           -----------
NUMERATOR:
Loss                                                                $  (118,000)          $   (37,000)
Preferred stock dividends                                                (1,000)               (1,000)
                                                                    -----------           -----------
Numerator for basic earnings per share--loss
  to common stockholders                                               (119,000)              (38,000)

Effect of dilutive securities:
  Preferred stock dividends                                               1,000                 1,000
                                                                    -----------           -----------

Numerator for diluted earnings per share--loss
  to common stock after assumed conversions                            (118,000)              (37,000)
                                                                    ===========           ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
  shares                                                              8,713,000             8,392,000

Effect of dilutive securities                                                --                    --
                                                                    -----------           -----------

Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                     8,713,000             8,392,000
                                                                    ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE                                     $     (0.01)          $      0.00
                                                                    ===========           ===========

DILUTED EARNINGS (LOSS) PER SHARE                                   $     (0.01)          $      0.00
                                                                    ===========           ===========

The following table sets forth the computation of basic and diluted earnings per share from continuing operations:


                                                                         FOR THE THREE MONTHS
                                                                            ENDED OCTOBER 31,
                                                                    ---------------------------------
                                                                        2000                 1999
                                                                    -----------           ----------
NUMERATOR:

Net Income (loss)                                                   $  (410,000)          $  311,000
Preferred stock dividends                                                    --                   --
                                                                    -----------           ----------
Numerator for basic earnings per share--income (loss)
      available to common stockholders                                 (410,000)             311,000

Effect of dilutive securities:
      Preferred stock dividends                                              --                   --
                                                                    -----------           ----------

Numerator for diluted earnings per share--income (loss)
      available to common stock after assumed conversions              (410,000)             311,000
                                                                    ===========           ==========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                            8,783,000            8,388,000

Effect of dilutive securities:
    Employee stock options                                                   --              181,000
    Warrants                                                                 --                1,000
    Convertible preferred stock                                              --               27,000
                                                                    -----------           ----------

Dilutive potential common shares                                             --              209,000
                                                                    -----------           ----------
  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                     8,783,000            8,597,000
                                                                    ===========           ==========

BASIC EARNINGS (LOSS) PER SHARE                                     $     (0.05)          $     0.04
                                                                    ===========           ==========

DILUTED EARNINGS (LOSS) PER SHARE                                   $     (0.05)          $     0.04
                                                                    ===========           ==========

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

NOTE 7 - SUBSEQUENT EVENT

In November 2000, Sky Bank approved a $1.5 million increase in the line of credit to $4.5 million to fund the proposed acquisition of an asbestos abatement and demolition company in California. The increase in the line is subject to the closing of that transaction.

Additionally, Sky Bank increased the commitment for future equipment financing by $0.3 million to $0.6 million.

Based upon the aforementioned modification to the new credit facility, the debt covenants require annual maintenance of a tangible net worth of $5 million, a leverage ratio (total liabilities to net worth) of no greater than 2 to 1 and a debt service coverage ratio of at least 1.3 to 1.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999

The Corporation's contract revenues increased by approximately 23% to $9.2 million during the three months ended October 31, 2000 ("Fiscal 2001") compared to $7.5 million in the three months ended October 31, 2000 ("Fiscal 2000"). The increase in revenues was partly due to the addition of two new branch offices in April 2000.

The Corporation's gross margin decreased to $1.1 million in the third quarter of Fiscal 2001 compared to $1.4 million in the third quarter of fiscal 2000. The decrease in gross margin in Fiscal 2001 was primarily attributable to a large volume of work at one office being performed at a relatively low margin level and negative contract adjustments.

Selling, general and administrative expenses increased to $1.2 million in the three months ended October 31, 2000 compared to $1.1 million in the three months ended October 31, 1999. The increase is primarily attributable to the Corporation operating two additional branch offices in the current quarter.

As a result of the factors described above, the Corporation reported a loss from operations of $0.13 million in the current three month period compared to income of $0.35 million for the same three months of the prior fiscal year.

The Corporation's interest expense increased to $75,000 for the three months ended October 31, 2000 from $41,000 for the three months ended October 31, 1999 due to increased borrowings to support the increased level of revenues.

During the current quarter, the Company terminated negotiations with Metalclad Corporation for the acquisition of its Metalclad Insulation subsidiary business which resulted in the write off of $163,000 of deferred acquisition costs. Additionally, the Company wrote off $42,000 of deferred financing costs relating to debt that was refinanced in August 2000.

During the three months ended October 31, 2000 and 1999, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the current quarter due to the loss, while no state income tax provision was made for the three months ended October 31, 1999 due to the year-to-date loss.

NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999

The Corporation's contract revenues increased to $26.1 million for the nine months ended October 31, 2000 compared to $20.5 million for the nine months ended October 31, 1999.

The gross margin reported by the Corporation in the nine months ended October 31, 2000 increased slightly to $3.41 million compared to $3.36 million for the nine months ended October 31, 1999. The decrease in gross margin as a percentage of revenue was due to a large volume of work at one office being performed at a relatively low margin level and negative contract adjustments.

Selling, general and administrative expenses reported by the Corporation for the nine months ended October 31, 2000 increased to $3.2 million as compared to $2.9 million in the same nine month period of the prior fiscal year. The increase is primarily attributable to the addition of two branch offices in Fiscal 2001.

In June 1999, the Corporation reached a settlement with the Mason Tenders District Council Welfare Fund whereby the Corporation agreed to pay $500,000 to resolve all claims concerning contributions owed for the period January 1, 1995 through May 31, 1996 and related claims for interest, statutory damages, costs and attorneys' fees. The final payment of the $500,000 was made in June 2000. This resulted in a $379,000 charge in the second quarter of Fiscal 2000 which was net of amounts previously accrued and recoveries from third parties.

The Corporation reported income from operations of $0.25 million in the nine months ended October 31, 2000 as a result of the factors discussed above compared to income from operations of $0.06 million in the same nine-month period last year.

Interest expense increased to $0.18 million in the current nine month period compared to $0.11 million in the nine months ended October 31, 1999 due to increased borrowings to support the higher level of revenues.

During the current year, the Company terminated negotiations with Metalclad Corporation for the acquisition of its Metalclad Insulation subsidiary which resulted in the write off of $163,000 of deferred acquisition costs. Additionally, the Company wrote off $42,000 of deferred financing costs relating to debt that was refinanced in August 2000.

Interest income totaled $14,000 for the current nine month period versus $8,000 in the same nine-month period of the prior fiscal year due to higher invested cash balances.

No provision for federal income taxes was made during the nine months ended October 31, 2000 and 1999 due to the utilization of net operating loss carryforwards for financial reporting purposes. A $0.02 million state income tax provision was made in the current nine-month period to reflect payment of capital stock and franchise taxes which are not directly calculated from net income. No state income tax provision was made in the prior nine-month period due to the loss.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's cash liquidity decreased during the nine months ended October 31, 2000 as cash and short-term investments decreased by $0.15 million to $0.13 million.

The decrease in cash during the nine-month period was principally attributable to cash outflows associated with investing activities of $1.0 million and operating activities of $2.5 million. These cash outflows were partially offset by cash inflows from financing activities of $2.2 million.

Cash outflows from operating activities of $2.5 million in the nine months ended October 31, 2000 included a $0.5 million increase in accounts receivable primarily due to higher levels of revenues, a $2.1 million increase in costs and estimated earnings in excess of contract costs on uncompleted contracts due to a series of unbilled contracts at one office, a $0.13 million increase in inventory, a $0.3 million decrease in accounts payable and the $0.12 million net loss. The aforementioned cash outflows from operating activities were partially offset by $0.9 million of depreciation and amortization, the $0.2 million write off of deferred acquisition and financing costs, a $0.3 million decrease in other current assets and a $0.35 million increase in accrued liabilities.

The Corporation's outflows from investing activities of $1.0 million in the nine months ended October 31, 1999 was attributable to $0.41 million for the purchase of property, plant and equipment and $0.57 million to purchase the businesses acquired.

The cash flows from financing activities of $2.2 million included proceeds of debt of $4.3 million consisting of $1.4 million from the new term loans received in the third quarter, $1.4 million of borrowings on the new line of credit and $1.5 million of borrowings on the line of credit that was refinanced in August 2000. These inflows were partially offset by principal payments of $2.0 million consisting of a $0.24 million payoff of the mortgage that was refinanced, a $0.21 million payoff of the term loan that was refinanced, a $1.5 million payoff of the line of credit that was refinanced and $0.08 million of scheduled principal payments on term debt.

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

At October 31, 2000, the Corporation's backlog associated with its asbestos abatement and demolition business totaled $13.7 million ($7.3 million on fixed fee contracts and $6.4 million of expected revenues on time and materials or unit price contracts).

                           PART II-- OTHER INFORMATION





ITEM 1. LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At October 31, 2000, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $9,000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


                                  EXHIBIT INDEX

                           EXHIBIT NO. AND DESCRIPTION

                                                             PAGES OF SEQUENTIAL
                                                              NUMBERING SYSTEM



27           Financial Data Schedule

(b) The Registrant did not file reports on Form 8-K during the three months ended October 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PDG ENVIRONMENTAL, INC.




                                         By /s/ John C. Regan
                                           ----------------------------------
                                            John C. Regan
                                            Chairman and Chief Executive Officer


Date: December 14, 2000