Form 10-K405
period 2001-01-31
PDG ENVIRONMENTAL INC
filed 2001-04-12
CIK 771485

                                                                     (Conformed)


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was $3,164,819 as of April 10, 2001, computed on the basis of the average of the bid and asked prices on such date.

As of April 10, 2001 there were 9,042,340 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

(a) DEVELOPMENT OF THE BUSINESS

PDG Environmental, Inc., the registrant or corporation, is a holding company which, through its wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, demolition and related services.

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

(b) DESCRIPTION OF THE BUSINESS

During the past fiscal year the registrant derived the majority of its revenues from the abatement of asbestos but has broadened its offering of services to include a number of complementary services which utilize the registrant's existing infrastructure and personnel. The following is a discussion of each of the major services provided by the registrant.

ASBESTOS ABATEMENT

The asbestos abatement industry developed due to increased public awareness in the early 1970's of the health risks associated with asbestos, which was extensively used in building construction.

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

The asbestos abatement industry grew rapidly in the 1980's due to increasing public awareness and concern over health hazards associated with ACM, legislative action mandating safety standards and requiring abatement in certain circumstances, and economic pressures on building owners seeking to satisfy the requirements of financial institutions, insurers and tenants. During the last ten years the industry has remained stable with revenues tracking the general economic cycle.

The registrant has expertise in all types of asbestos abatement including removal and disposal, enclosure and encapsulation. Asbestos abatement projects have been performed in commercial buildings, government and institutional buildings, schools, hospitals and industrial facilities for both the public and private sector. Asbestos abatement work is completed in accordance with EPA, OSHA, state and local regulations governing asbestos abatement operations, disposal and air monitoring requirements.

LEAD

During the 1990's an increasing awareness of the dangers associated with lead developed. While lead poisoning takes many forms, the most serious and troubling in the United States is the danger posed to children and infants from the ingestion of lead, primarily in the form of paint chips containing lead. Ingestion of lead has been proven to reduce mental capacities and is especially detrimental to children in the early stages of development.

The low income and public housing markets, due to the age of the structures, contain a significant amount of lead paint which is flaking and peeling. In response to this problem many municipal and state governments have developed programs to remediate the structures. The registrant has experience in utilizing various methods to remove lead-based paint that is adhered to surfaces and the removal of loose and flaking lead-based paint and dust or lead-contaminated soil. Removal methods include chemical stripping, wet scraping, needle gun, high pressure water/vacuum and abrasive blasting. HEPA vacuums are utilized for dust and debris clean up. Analysis of removed material, as required, is performed to assure proper disposal of lead- contaminated waste and debris generated from removal operations.

The registrant competitively bids the majority of the work it receives from municipal and state governments.

INSULATION

The insulation industry is involved with providing thermal insulation for piping, tanks, boilers and other systems in industrial, commercial and institutional facilities for both new construction and retrofits. Many applications require the removal of old asbestos containing insulation prior to the retrofits. The registrant's capabilities include the installation of new thermal insulation, fireproofing and firestopping. The registrant's experience includes piping systems, HVAC, process distribution systems and tanks for commercial, industrial, power generation and petrochemical facilities. The registrant is also experienced with cryogenic systems insulation as well as high pressure boilers and steam pipe insulation for new installations or repair and renovation to existing systems.

INDOOR AIR QUALITY / MICROBIAL REMEDIATION

Health professionals have been aware of the deleterious effects of certain types of molds for decades but the issue has gained increased public awareness in recent years. Studies indicate that 50% of all homes contain mold and that the dramatic increase in asthma over the past 20 years can be attributed to mold. The registrant's current focus is on toxic mold remediation in both commercial and residential structures. The registrant's experience includes identification, HVAC system evaluation, development of remediation plans, detailing methods and performing microbial (mold, fungus, etc.) abatement in commercial, residential, educational, medical and industrial facilities. The registrant's activities include decontamination, application of biocides and sealants, removal of building systems (drywall, carpet, etc.), duct cleaning, and disposal of building furnishings.

DEMOLITION

Similar to the insulation industry, the demolition industry has a wide range of applications and services. The registrant has currently limited their services to the performance of selective interior and structural demolition. The registrant's experience includes interior and structural demolition in occupied buildings utilizing specially equipped air filtration devices to minimize airborne dust emissions in occupied areas.

This work has been a natural progression from asbestos abatement work, which often requires significant interior demolition to access asbestos material for removal.

OPERATIONS

The registrant's operating subsidiaries provide services on a project contract basis. Individual projects are competitively bid, although most contracts with private owners are ultimately negotiated. The majority of contracts undertaken are on a fixed price basis. The length of the contracts is typically less than one year; however, larger projects may require two or more years to complete.

The registrant closely monitors contracts by assigning responsibility for each contract to a project manager who coordinates the project until its completion. The contracted work is performed by a qualified labor force in accordance with regulatory requirements, contract specifications and the registrant's written operating procedures manual which describes worker safety and protection procedures, air monitoring protocols and abatement methods.

The registrant's operations are nationwide. The majority of the registrant's national marketing efforts are performed by members of senior management located in the headquarters facility in Monroeville, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in New York City, New York; Hazleton and Export, Pennsylvania; Fort Lauderdale and Tampa, Florida; Houston and Pasadena, Texas; Phoenix, Arizona; Chicago, Illinois; St. Louis, Missouri; Portland, Oregon; Seattle, Washington and Rock Hill, South Carolina. Since the registrant and its subsidiaries are able to perform work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts.

SUPPLIERS AND CUSTOMERS

The registrant purchases the equipment and supplies used in the business from a number of manufacturers. One of these manufacturers (Aramsco, Inc.) accounted for 30% of the registrant's purchases in fiscal 2001. The items purchased are made from the vendor's available stock and are not covered by a formalized agreement.

In fiscal 2001, the registrant estimates that approximately 61% of its operating subsidiaries' revenues were derived from private sector clients, 31% from government contracts and 8% from schools. Due to the nature of the registrant's business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For the year ended January 31, 2001, one customer, the US Army, accounted for 12% of the registrant's consolidated revenue. For the year ended January 31, 2000, one customer, an owner of a hotel in Texas, accounted for 14% of the registrant's consolidated revenue. For the year ended January 31, 1999, one customer, an agency of the Commonwealth of Pennsylvania, accounted for 27.3% of the registrant's consolidated revenues for that year.

LICENSES

The registrant, through its operating subsidiaries, is licensed and/or certified in all jurisdictions where required in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies and professional organizations.

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

COMPETITIVE CONDITIONS

The environmental and specialty contractor industries are highly competitive and include both small firms and large diversified firms, which have the financial, technical and marketing capabilities to compete on a national level. The industries are not dominated by any one firm. The registrant principally competes on the basis of competitive pricing, a reputation for quality and safety, and the ability to obtain the appropriate level of insurance and bonding.

REGULATORY MATTERS

Numerous regulations at the federal, state and local levels impact the environmental industry, including the EPA's Clean Air Act and Occupational Safety and Health Administration ("OSHA") requirements. As outlined below, these agencies have mandated procedures for monitoring and handling asbestos and lead containing material during abatement projects and the transportation and disposal of ACM and lead following removal.

Current EPA regulations establish procedures for controlling the emission of asbestos fibers into the environment during removal, transportation or disposal of ACM. The EPA also has notification requirements before removal operations can begin. Many state authorities and local jurisdictions have implemented similar programs governing removal, handling and disposal of ACM.

The health and safety of personnel involved in the removal of asbestos and lead are protected by OSHA regulations which specify allowable airborne exposure standards for asbestos workers, and allowable blood levels for lead workers, engineering controls, work area practices, supervision, training, medical surveillance and decontamination practices for worker protection.

The registrant believes it is in compliance with all of the federal, state and local statutes and regulations which affect its asbestos and lead abatement business.

The other segments of the environmental and specialty contractor industry that the registrant operates in are not currently as regulated as the asbestos and lead abatement industry.

BACKLOG

The registrant and its operating subsidiaries had a backlog of orders totaling approximately $28.2 million and $17.1 million at January 31, 2001 and 2000, respectively. The backlog at January 31, 2001 totaled $28.2 million and consisted of $21.9 million of uncompleted work on fixed fee contracts and an estimated $6.3 million of work to be completed on time and materials or unit price contracts. The backlog at January 31, 2000 totaled $17.1 million and consisted of $9.4 million of uncompleted work on fixed fee contracts and an estimated $7.7 million of work on time and materials or unit price contracts. The Company, from time to time, enters into fixed-price subcontracts which tends to reduce the risk to the Company on fixed-price contracts.

The backlog represents the portion of contracts which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. The Company is currently working on virtually all of the contracts in its January 31, 2001 backlog, except for the $13.7 million contract for Consolidated Edison in New York City which it expects to commence in September 2001, and anticipates that approximately 65% of this backlog will be completed and realized as revenue by January 31, 2002 in accordance with the terms of the applicable contracts between the registrant and the owners of these properties. The remaining 35% are expected to be completed and realized as revenue subsequent to January 31, 2002. Approximately 85% of the backlog existing at January 31, 2000 was completed and recognized as revenue by January 31, 2001 with the remaining 15% expected to be completed and realized as revenue during the year ending January 31, 2002.

                                    EMPLOYEES

As of January 31, 2001, the registrant employs approximately 100 employees consisting of senior management and staff employees among its headquarters in Monroeville and branch offices located in New York City, NY; Hazleton, PA; Export, PA; St. Louis, MO; Highland IN; Fort Lauderdale, FL; Tampa, FL; Houston, TX; Pasadena, TX; Phoenix, AZ; Portland, OR; Seattle, WA and Rock Hill, SC. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. The registrant also employs laborers for field operations based upon specific projects; therefore, the precise number varies based upon the outstanding backlog. Approximately 450 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the field laborers who provide services to the registrant are represented by a number of different unions. In every case, the Company is a member of a multi-employer plan. Management considers its employee labor relations to be good.

ITEM 2. PROPERTIES

As of January 31, 2001, the registrant leases certain office space for its executive offices in Monroeville totaling 3,500 square feet. In addition, a combination of warehouse and office space is leased in Houston (3,990 square feet), St. Louis (7,000 square feet), Highland (7,500 square feet), Hazleton (1,800 square feet), Fort Lauderdale (3,800 square feet), Tampa (5,400 square feet), Rock Hill (15,000 square feet), Pasadena (3,800 square feet), Phoenix (3,125 square feet), Portland (6,000 square feet), and New York City (3,800 square feet).

The registrant also owns a 15,000 square foot office/warehouse situated on approximately six (6) acres in Export, Pennsylvania which is subject to a mortgage of $395,000 at January 31, 2001.

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

                                           MARKET PRICE RANGE

                                    FISCAL 2001               FISCAL 2000
                                    -----------               -----------

                                  HIGH        LOW           HIGH         LOW
                                  ----        ---           ----         ---
            First Quarter        $1.25       $0.71         $1.09        $0.62
            Second Quarter        0.71        0.46          0.86         0.40
            Third Quarter         0.71        0.43          0.68         0.21
            Fourth Quarter        0.50        0.28          1.46         0.62

At March 26, 2001, the registrant had 2,110 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the registrant for the five fiscal years ended January 31, 2001.


                                                                      FOR THE YEARS ENDED JANUARY 31,
                                                   2001            2000            1999             1998            1997
                                                 --------------------------------------------------------------------------
                                                                    (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA
Contract revenues                                $ 34,584        $ 28,480        $ 36,828        $ 24,610        $ 16,183
Gross margin                                        4,983           4,526           5,306           4,319           2,485
Income (loss) from operations                         436             395           2,317             667              (6)
Other income (expense)                               (222)           (127)           (147)           (168)           (178)
Income (loss) from continuing operations              173             246           1,310             377            (184)
Loss from discontinued operations                      --              --            (200)             --            (302)
Net income (loss)                                     173             246           1,110             377            (486)

COMMON SHARE DATA
Net income (loss) from continuing
  operations per common share:
    Basic                                            0.02            0.03            0.18            0.06           (0.04)
    Diluted                                          0.02            0.03            0.16            0.06           (0.04)
Net income (loss) per common share:
    Basic                                            0.02            0.03            0.15            0.05           (0.09)
    Diluted                                          0.02            0.03            0.14            0.05           (0.09)

Weighted average common shares outstanding          8,731           8,394           7,437           6,060           5,913

BALANCE SHEET DATA
Working capital                                  $  5,884        $  3,308        $  3,507        $  2,794        $    409
Total assets                                       13,409          10,353           9,564          10,377           6,165
Long-term obligations                               3,152             542           1,120           1,768             372
Total stockholders' equity                          5,334           5,061           4,801           2,265             762

The year ended January 31, 2001 included a $0.2 million charge to write off deferred acquisition and financing costs.

The year ended January 31, 2000 included a $0.38 million charge to settle a benefits claim litigation.

The year ended January 31, 1998 includes a $0.9 million non cash charge for compensation expense associated with common stock issuable under options.

The years ended January 31, 1999 and 1997 include loss from discontinued operations of ($0.2 million) and ($0.3 million), respectively; ($0.02) and ($0.05) per common share, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The registrant, through its operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, demolition and related services.

The following paragraphs are intended to highlight key operating trends and developments in the registrant's operations and to identify other factors affecting the Company's consolidated results of operations for the three years ended January 31, 2001.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2001 COMPARED TO YEAR ENDED JANUARY 31, 2000

During the year ended January 31, 2001, (fiscal 2001) the registrant's consolidated revenues increased to $34.6 million as compared to $28.5 million the previous fiscal year ended January 31, 2000 (fiscal 2000). The increase was due the acquisition of operating companies in Portland Oregon and Pasadena Texas on April 1, 2000, the commencing of operations in Tampa Florida on September 15, 2000 and increased contract awards during the current year.

The registrant's reported gross margin increased to $5.0 million in fiscal 2001 compared to $4.5 million in fiscal 2000. The increased margin in fiscal 2001 was due to the margin of the aforementioned acquisitions and increased revenues. Gross margin as a percentage of revenues decreased in the current fiscal year due to a large on-going contract which is at a relatively low margin.

Selling, general and administrative expenses increased in fiscal 2001 to $4.6 million compared to $3.8 million in fiscal 2000. The increase is primarily attributable to the acquisition of the Portland and Pasadena offices, the opening of the Tampa office and the personnel necessary to support a higher level of contract activity.

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

As a result of the factors discussed above, the registrant reported an income from operations in fiscal 2001 of $0.44 million compared to an income from operations of $0.4 million in fiscal 2000.

Interest expense increased to $0.26 million in fiscal 2001 compared to $0.14 million in fiscal 2000 as a result of a significant increase in the outstanding balance as a result of the refinancing of all outstanding debt with Sky Bank in August 2000 and increased cash requirements to fund a higher level of revenues. Interest income increased to $16,000 in fiscal 2001 compared to $11,000 in fiscal 2000 due to the higher invested cash balances during the current year.

Other income in fiscal 2001 totaled approximately $19,000 versus $2,000 in fiscal 2000.

As a result of net operating loss carryforwards for book purposes, there was no federal income tax provision in fiscal 2001 and 2000. State income tax provision of $41,000 and $22,000 were made in fiscal 2001 and 2000, respectively.

YEAR ENDED JANUARY 31, 2000 COMPARED TO YEAR ENDED JANUARY 31, 1999

Consolidated revenues reported by the registrant decreased to $28.5 million for the year ended January 31, 2000 (fiscal 2000) compared to $36.8 million for the year ended January 31, 1999 (fiscal 1999). The fiscal 1999 revenue included $10.1 million from the Keystone project, a $12 million contract begun in fiscal 1998. Excluding this significant contract, revenues increased $1.8 million or 7% in fiscal 2000.

Contract costs decreased to $24.0 million in fiscal 2000 compared to $31.5 million in fiscal 1999 and resulted in reported gross margins of $4.5 million and $5.3 million, respectively, in each fiscal year. The higher margin percentage experienced in fiscal 2000 resulted from higher project margins on smaller sized contracts.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2001

During fiscal 2001, the registrant experienced a decrease in liquidity of $0.07 million as cash and short-term investments decreased from $0.28 million at January 31, 2000 to $0.21 million at January 31, 2001. The decrease in liquidity in fiscal 2001 was attributable to cash outflows in the amount of $1.3 million from operating activities and $1.3 million from investing activities partially offset by $2.6 million of cash provided by financing activities.

Specifically, cash outflows from operating activities were related to accounts receivable which increased by $1.2 million, costs and estimated earnings in excess of estimated earnings on uncompleted contracts which increased by $1.5 million, inventories which increased by $0.14 million, accounts payable which decreased $0.75 million and billings in excess of costs and estimated earnings on uncompleted contracts which decreased by $0.1 million. Cash inflows from operating activities were generated by a net income of $0.17 million, a decrease in other current assets of $0.45 million, a $0.34 million increase in accrued liabilities, $1.17 million of depreciation and amortization the $0.2 million write off of deferred acquisition and financing costs.

The registrant's investing activities utilized cash of $1.3 million during fiscal 2001 which was attributable to $0.63 million of purchases of property, plant and equipment and $0.58 million for the acquisition of three businesses and a $0.14 million increase in other assets.

The $2.57 million from financing activities during fiscal 2001 included proceeds from debt of $4.6 million consisting of $1.4 million from the new term loans received in the third quarter, $1.75 million of borrowings on the new line of credit and $1.5 million of borrowings on the line of credit that was refinanced in August 2000. These inflows were partially offset by principal payments of $2.05 million consisting of a $0.24 million payoff of the mortgage that was refinanced, a $0.21 million payoff of the term loan that was refinanced, a $1.5 million payoff of the line of credit that was refinanced and $0.12 million of scheduled principal payments on term debt.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and its subsidiaries and the report of Stokes & Hinds LLC are submitted in a separate section of this report.

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

                                    PART III

The information called for by Part III (Items #10, 11, 12 and 13) is incorporated herein by references to the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) AND (2) The following consolidated financial statements and financial statement schedule of the registrant and its subsidiaries are included in Item 8.

                                                                          PAGE
                                                                          ----

Report of Independent Auditors.............................................F-1

Consolidated Balance Sheets as of January 31, 2001 and 2000................F-2

Consolidated Statements of Operations for the Years Ended
  January 31,2001,  2000 and 1999..........................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended January 31, 2001, 2000 and 1999..............................F-5

Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2001, 2000 and 1999..........................................F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 2001, 2000 and 1999....................................F-7

Schedule II - Valuation and Qualifying Accounts...........................F-17

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

4.4         Loan Agreement dated August 3, 2000 between Sky Bank and PDG
            Environmental, Inc., PDG, Inc., Project Development Group, Inc. and
            Enviro-Tech Abatement Services Co.

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

10.9        Loan Agreement dated August 3, 2000 between Sky Bank and PDG
            Environmental, Inc., PDG, Inc., Project Development Group, Inc. and
            Enviro-Tech Abatement Services Co. (as it appears at 4.4).

10.10       Professional Consulting Agreement dated April 24, 1998 between Len
            Turano and PDG Environmental, Inc. filed as Exhibit 10.10 of the PDG
            Environmental, Inc. Annual Report on Form 10-KSB for the year ended
            January 31, 1999, is incorporated herein by reference.

10.11       Asset Purchase Agreement dated November 1, 1998 by and among
            Environmental Control & Abatement, Inc., Environmental Remediation
            Services, Inc. and William A. Lemire and Project Development Group,
            Inc. and PDG Environmental, Inc. filed as Exhibit 2 of PDG
            Environmental, Inc. Form 8-K dated November 20, 1998, is hereby incorporated herein by reference.

10.12       Investment Banking Agreement dated January 11, 1999 by and among PDG
            Environmental, Inc. and M. H. Meyerson & Co., Inc. filed as Exhibit
            10.15 of the PDG Environmental, Inc. Annual Report on Form 10-KSB for the year ended January 31, 1999, is hereby incorporated herein by reference.

10.13       Employee Agreement dated June 20, 2000 for John C. Regan. filed as
            Exhibit 10 of the PDG Environmental, Inc. Quarterly Report on Form
            10-Q for the quarter ended July 31, 2000, is hereby incorporated herein by reference.

21          List of subsidiaries of the registrant.

23          Consent of independent auditors.

24          Power of attorney of directors.

(b)         REPORTS ON FORM 8-K

            The registrant did not file any Current Reports on Form 8-K during the three months ended January 31, 2001.

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



Date: April 12, 2001



              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John C. Regan                                         April 12, 2001
------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and
Director)

Richard A. Bendis, Director                  By /s/ John C. Regan
                                             -----------------------------------
                                             John C. Regan, Attorney-in-Fact
                                             April 12, 2001




Edgar Berkey, Director                       By /s/ John C. Regan
                                             -----------------------------------
                                             John C. Regan, Attorney-in-Fact
                                             April 12, 2001




James D. Chiafullo, Director                 By /s/ John C. Regan
                                             -----------------------------------
                                             John C. Regan, Attorney-in-Fact
                                             April 12, 2001




Edwin J. Kilpela, Director                   By /s/ John C. Regan
                                             -----------------------------------
                                             John C. Regan, Attorney-in-Fact
                                             April 12, 2001

                             PDG ENVIRONMENTAL, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                             ITEMS 8, 14(c) AND (d)
                FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PDG Environmental, Inc.

We have audited the accompanying consolidated balance sheets of PDG Environmental, Inc. (the "Corporation") as of January 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. at January 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2001, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Stokes & Hinds, LLC

Pittsburgh, Pennsylvania
March 30, 2001

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.


                                                                         JANUARY 31,
                                                                   2001              2000
                                                                -----------------------------
ASSETS

CURRENT ASSETS
   Cash and short-term investments                             $   214,000       $   282,000
   Accounts receivable                                           7,278,000         6,101,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                      2,546,000         1,055,000
   Inventories                                                     468,000           291,000
   Notes receivable from officers                                  132,000           132,000
   Other current assets                                            169,000           197,000
                                                               -----------       -----------


TOTAL CURRENT ASSETS                                            10,807,000         8,058,000

PROPERTY, PLANT AND EQUIPMENT
   Land                                                             42,000            42,000
   Leasehold improvements                                          176,000           110,000
   Furniture and fixtures                                          166,000           152,000
   Vehicles                                                        628,000           526,000
   Equipment                                                     5,288,000         4,645,000
   Buildings                                                       370,000           370,000
                                                               -----------       -----------

                                                                 6,670,000         5,845,000
Less: accumulated depreciation                                   5,140,000         4,462,000
                                                               -----------       -----------

                                                                 1,530,000         1,383,000

COVENANTS NOT TO COMPETE                                           577,000           358,000

OTHER ASSETS                                                       495,000           554,000
                                                               -----------       -----------

TOTAL ASSETS                                                   $13,409,000       $10,353,000
                                                               ===========       ===========






See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                                        JANUARY 31,
                                                                                                  2001                2000
                                                                                                  ----                ----
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                            $1,923,000         $ 2,263,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                                       910,000           1,015,000
   Accrued liabilities                                                                          1,913,000           1,299,000
   Current portion of long-term debt                                                              177,000             173,000
                                                                                              -----------         -----------
TOTAL CURRENT LIABILITIES                                                                       4,923,000           4,750,000

OTHER LONG-TERM LIABILITIES                                                                       210,000             166,000

LONG-TERM DEBT                                                                                  2,942,000             376,000
                                                                                              -----------         -----------

TOTAL LIABILITIES                                                                               8,075,000           5,292,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Cumulative convertible Series A preferred stock, (2%) $0.01 par value,
       5,000,000 shares authorized and 6,000 issued and outstanding shares at January 31, 2001 and 2000
       (liquidation preference of $60,000 at January 31, 2001)                                     14,000              14,000
   Common stock, $0.02 par value, 30,000,000 shares authorized and
       8,829,144 and 8,447,796 shares issued and outstanding at
       January 31, 2001 and 2000, respectively                                                    177,000             169,000
   Paid-in capital                                                                              7,767,000           7,421,000
   (Deficit) retained earnings                                                                 (2,586,000)         (2,505,000)
   Less treasury stock, 46,500 shares at January 31, 2001 and 2000                                (38,000)            (38,000)
                                                                                              -----------         -----------

TOTAL STOCKHOLDERS' EQUITY                                                                      5,334,000           5,061,000
                                                                                              -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $13,409,000         $10,353,000
                                                                                              ===========         ===========






See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                      FOR THE YEARS ENDED JANUARY 31,

                                                                2001               2000                 1999
                                                                ----               ----                 ----
CONTRACT REVENUES                                           $ 34,584,000        $ 28,480,000        $ 36,828,000

CONTRACT COSTS                                                29,601,000          23,954,000          31,522,000
                                                            ------------        ------------        ------------

GROSS MARGIN                                                   4,983,000           4,526,000           5,306,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   4,547,000           3,752,000           2,989,000

LITIGATION SETTLEMENT EXPENSE                                         --             379,000                  --
                                                            ------------        ------------        ------------

INCOME FROM OPERATIONS                                           436,000             395,000           2,317,000

OTHER INCOME (EXPENSE):
   Interest expense                                             (257,000)           (140,000)           (158,000)
   Interest income                                                16,000              11,000               8,000
   Other income                                                   19,000               2,000               3,000
                                                            ------------        ------------        ------------
                                                                (222,000)           (127,000)           (147,000)
                                                            ------------        ------------        ------------

INCOME BEFORE INCOME TAXES, MINORITY INTEREST AND
  DISCONTINUED OPERATIONS                                        214,000             268,000           2,170,000

INCOME TAX PROVISION                                             (41,000)            (22,000)           (278,000)

MINORITY INTEREST                                                     --                  --            (582,000)
                                                            ------------        ------------        ------------

INCOME BEFORE DISCONTINUED OPERATION                             173,000             246,000           1,310,000

DISCONTINUED OPERATION:
Litigation settlement                                                 --                  --            (200,000)
                                                            ------------        ------------        ------------


NET INCOME                                                  $    173,000        $    246,000        $  1,110,000
                                                            ============        ============        ============

EARNINGS PER COMMON SHARE - BASIC:

Income before discontinued operation                        $       0.02        $       0.03        $       0.18
Discontinued operation                                                --                  --               (0.03)
                                                            ------------        ------------        ------------

   Net income per share                                     $       0.02        $       0.03        $       0.15
                                                            ============        ============        ============

EARNINGS PER COMMON SHARE - DILUTIVE:
   Income before discontinued operations                    $       0.02        $       0.03        $       0.16
Discontinued Operations                                               --                  --               (0.02)
                                                            ------------        ------------        ------------
   Net income per share                                     $       0.02        $       0.03        $       0.14
                                                            ============        ============        ============

AVERAGE COMMON SHARES OUTSTANDING                              8,731,000           8,394,000           7,437,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING            316,000             442,000             790,000
                                                            ------------        ------------        ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
  EQUIVALENTS OUTSTANDING                                      9,047,000           8,836,000           8,227,000
                                                            ============        ============        ============




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.

                                             PREFERRED                                                 (DEFICIT)        TOTAL
                                               STOCK          COMMON      PAID-IN       TREASURY        RETAINED    STOCKHOLDERS'
                                              SERIES A        STOCK       CAPITAL        STOCK          EARNINGS       EQUITY
                                              --------        -----       -------        -----          --------       ------
BALANCE AT JANUARY 31, 1998                  $ 400,000     $  130,000   $ 5,434,000     $      --    $(3,699,000)     $2,265,000

Conversion of 161,338 shares of
    cumulative convertible 2%
    preferred stock into 710,209
    shares of common stock                    (386,000)        14,000       534,000                     (162,000)             --

Issuance of 400,000 warrants                                                312,000                                      312,000

Issuance of 123,000 shares under
    Employee Incentive Stock Option Plan                        2,000        52,000                                       54,000

Exercise of stock warrants for 908,660
    shares of common stock net of costs
    of $12,000                                                 18,000       917,000                                      935,000

Issuance of 177,515 shares in
    connection with an acquisition                              4,000       146,000                                      150,000

Purchase of 27,100 shares for the treasury                                                (25,000)                       (25,000)

Net Income                                                                                             1,110,000       1,110,000
                                             ---------     ----------   -----------     ---------    -----------      ----------

BALANCE AT JANUARY 31, 1999                     14,000        168,000     7,395,000       (25,000)    (2,751,000)      4,801,000

Exercise of stock warrants for 30,000
    shares of common stock                                      1,000        14,000                                       15,000

Issuance of 24,000 shares under Employee
    Incentive Stock Option Plan                                              12,000                                       12,000

Purchase of 19,400 shares for the treasury                                                (13,000)                       (13,000)

Net Income                                                                                               246,000         246,000
                                             ---------     ----------   -----------     ---------    -----------      ----------

BALANCE AT JANUARY 31, 2000                     14,000        169,000     7,421,000       (38,000)    (2,505,000)      5,061,000

Issuance of 121,652 shares in
    connection with an acquisition                              2,000        98,000                                      100,000

Issuance of 259,696 shares to reflect
    declaration of 1/3 of the common
    stock rights                                                6,000       248,000                     (254,000)             --

Net Income                                                                                               173,000         173,000
                                             ---------     ----------   -----------     ---------    -----------      ----------
BALANCE AT JANUARY 31, 2001                  $  14,000     $  177,000   $ 7,767,000     $ (38,000)   $(2,586,000)     $5,334,000
                                             =========     ==========   ===========     =========    ===========      ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PDG ENVIRONMENTAL, INC.


                                                                              FOR THE YEARS ENDED JANUARY 31,

                                                                      2001                  2000                 1999
                                                                      ----                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   173,000          $   246,000          $ 1,110,000

ADJUSTMENTS TO RECONCILE NET INCOME
   TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Depreciation                                                        688,000              540,000              415,000
   Amortization                                                        485,000              180,000              254,000
   Minority interest                                                        --                   --             (102,000)
   Write off of deferred acquisition and financing costs               205,000                   --                   --
   Write off of bad debt                                                35,000                   --                   --
   Other                                                                    --                1,000                5,000

CHANGES IN CURRENT ASSETS AND LIABILITIES OTHER THAN CASH:
   Accounts receivable                                              (1,195,000)            (868,000)           1,518,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                         (1,491,000)               3,000             (333,000)
   Inventories                                                        (139,000)               7,000              (72,000)
   Prepaid income taxes                                                     --                   --              165,000
   Other current assets                                                452,000              615,000              364,000
   Accounts payable                                                   (747,000)              65,000           (2,595,000)
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                           (105,000)             342,000             (169,000)
   Accrued liabilities                                                 336,000                9,000             (362,000)
   Other                                                                    --                7,000              (44,000)
                                                                   -----------          -----------          -----------

TOTAL CHANGES                                                       (2,889,000)             180,000           (1,528,000)
                                                                   -----------          -----------          -----------

CASH (USED) PROVIDED BY OPERATING ACTIVITIES                        (1,303,000)           1,147,000              154,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                          (630,000)            (670,000)            (513,000)
   Acquisition of business                                            (579,000)             (37,000)            (252,000)
   Proceeds from sale of property, plant and equipment                  12,000                5,000                   --
   Increase in other assets                                           (138,000)            (145,000)                  --
                                                                   -----------          -----------          -----------

NET CASH USED BY INVESTING ACTIVITIES                               (1,335,000)            (847,000)            (765,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                4,624,000                   --                   --
   Proceeds from exercise of stock options and warrants                     --               27,000              989,000
   Purchase of common stock for treasury                                    --              (13,000)             (25,000)
   Principal payments on debt                                       (2,054,000)            (341,000)            (936,000)
                                                                   -----------          -----------          -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     2,570,000             (327,000)              28,000
                                                                   -----------          -----------          -----------

Net increase (decrease) in cash and short-term investments             (68,000)             (27,000)            (583,000)
Cash and short-term investments, beginning of year                     282,000              309,000              892,000
                                                                   -----------          -----------          -----------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                       $   214,000          $   282,000          $   309,000
                                                                   ===========          ===========          ===========





See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 2001

NOTE 1 - BASIS OF PRESENTATION

BUSINESS ACTIVITIES

PDG Environmental, Inc. (the "Corporation") is a holding company which, through its wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, demolition and related services.

Services are generally performed under the terms of fixed price contracts or time and materials contracts with a duration of less than one year, although larger projects may require two or more to complete.

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

The results of the Venture, in which the Corporation held a 60% interest, was also consolidated since the Corporation was the majority owner of the Venture and exercised day-to-day operating control. Philip's portion of the Venture is reflected as minority interest in fiscal 1999.

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

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 2001 and 2000 include $391,000 and $333,000, respectively, of retainage receivables. For the year ended January 31, 2001, one customer, the US Army, accounted for 12% of the Corporation's consolidated revenues for that year. For the year ended January 31, 2000, one customer, an owner of a hotel in Texas, accounted for 14% of the Corporation's consolidated revenues for that year. For the year ended January 31, 1999, one customer, an agency of the Commonwealth of Pennsylvania, accounted for 27.3% of the Corporation's consolidated revenues for that year.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when necessary, requests collateral to secure the performance of services.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:

                                                        JANUARY 31,

                                                 2001                 2000
                                                 ----                 ----

Revenues earned on uncompleted contracts      $27,656,000         $27,976,000
Less:  billings to date                        26,020,000          27,936,000
                                              -----------         -----------

Net Under Billings                            $ 1,636,000         $    40,000
                                              ===========         ===========

Included in the accompanying consolidated balance sheets under the following captions:

                                                                     JANUARY 31,

                                                                2001               2000
                                                                ----               ----
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                    $ 2,546,000        $ 1,055,000

Billings in excess of costs and estimated earnings on
   uncompleted contracts                                       (910,000)        (1,015,000)
                                                            -----------        -----------

Net Under Billings                                          $ 1,636,000        $    40,000
                                                            ===========        ===========


NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                          JANUARY 31,
                                    2001              2000
                                    ----              ----
Worker's compensation            $  235,000       $   44,000
Wages                               767,000          379,000
Withheld and accrued taxes           56,000          148,000
Accrued fringe benefits             183,000          120,000
Covenants not to compete            515,000          236,000
Litigation settlement                    --          200,000
Other                               157,000          172,000
                                 ----------       ----------

Total Accrued Liabilities        $1,913,000       $1,299,000
                                 ==========       ==========


NOTE 6 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                                 JANUARY 31,
                                                                            2001             2000
                                                                            ----             ----
Term loan due in monthly installments of $4,095 including
interest at 9.15% due in August 2015                                    $  395,000         $     --

Equipment note due in monthly installments of $21,495 including
interest at 1% above the prime rate, due in August 2005                    974,000               --

Revolving line of credit expiring on August 3, 2003 and
bearing interest at 1% above the prime rate                              1,750,000               --

Term loan due in monthly installments of $6,129 including
interest at 9.5% due in May 2004                                                --          261,000

Equipment note due in monthly installments of $8,333 plus
interest at 3.5% above the prime rate, due in August 2002                       --          267,000

Revolving line of credit expiring on August 24, 2000 and
bearing interest at 3.5% above the prime rate                                   --           12,000

Other                                                                           --            9,000
                                                                        ----------         --------

                                                                         3,119,000          549,000

Less amount due within one year                                            177,000          173,000
                                                                        ----------         --------

                                                                        $2,942,000         $376,000
                                                                        ==========         ========

On August 3, 2000, the Corporation closed on a new $4.7 million credit facility with Sky Bank, an Ohio banking association, consisting of a 3-year $3 million revolving line of credit, a 5-year $1 million equipment note, a 15-year $0.4 million mortgage and a 5-year $0.3 million commitment for future equipment financing. The new financing repaid all of the Company's existing debt.

The line of credit, equipment note and commitment for future equipment financing are at an interest rate of prime plus 1% with financial covenant incentives which may reduce the interest rate to either prime plus 1/2% or prime. The mortgage is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years. The Chief Executive Officer of the Corporation provided a limited personal guarantee for the credit facility. The credit facility contains certain financial covenants which the Corporation met at January 31, 2001.

In November 2000, Sky Bank approved a $1.5 million increase in the line of credit to $4.5 million to fund the proposed acquisition of an asbestos abatement and demolition company in California. The increase in the line is subject to the closing of that transaction.

Additionally, Sky Bank increased the commitment for future equipment financing by $0.3 million to $0.6 million.

On January 31, 2001, the balance on the line of credit was $1,750,000 with an unused availability of $1,250,000.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

Maturity requirements on long-term debt aggregate $177,000 in fiscal 2002, $192,000 in fiscal 2003, $1,964,000 in fiscal 2004, $236,000 in fiscal 2005,
$235,000 in fiscal 2006 and $315,000 thereafter.

The Corporation paid approximately $236,000, $142,000 and $163,000 for interest costs during the years ended January 31, 2001, 2000 and 1999, respectively.

NOTE 7 - INCOME TAXES

At January 31, 2001, the Corporation has net operating loss carryforwards of approximately $4,152,000 for income tax purposes which expire in years 2002 through 2011. For financial reporting purposes, a valuation allowance of approximately $1,565,000 has been recognized to offset the deferred tax asset related to those carryforwards and to other deferred tax assets. When realized, the tax benefit of these net operating loss carryforwards will be applied to reduce income tax expense. These loss carryforwards are subject to various restrictions based on future operations of the group. The valuation allowance decreased by approximately $223,000 during the year ended January 31, 2001. The decrease was primarily due to the current year usage of net operating loss deductions and adjustments to correct cumulative temporary differences for the workers compensation reserve.

The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 2001 and 2000 are as follows:

                                                              JANUARY 31,
                                                       2001                2000
                                                       ----                ----
Deferred tax liabilities:
     Tax over book depreciation                     $       --         $   51,000

Deferred tax assets:
     Workers compensation reserve                       65,000             37,000
     Book over tax depreciation                         56,000                 --
     Other                                              32,000            108,000
     Net operating loss carryforwards                1,412,000          1,694,000
                                                    ----------         ----------

     Total deferred tax assets                       1,565,000          1,839,000

Valuation allowance for deferred tax assets          1,565,000          1,788,000
                                                    ----------         ----------

     Net deferred tax assets                                --             51,000
                                                    ----------         ----------

     Net deferred tax liabilities                   $       --         $       --
                                                    ==========         ==========


Significant components of the provision for income taxes (all current) are as follows:

                                      FOR THE YEARS ENDED JANUARY 31,
                                     2001           2000           1999
                                     ----           ----           ----
Current:

   Federal                          $    --       $    --       $ (31,000)
   State                             41,000        22,000         309,000
                                    -------       -------       ---------

   Total income tax provision       $41,000       $22,000       $ 278,000
                                    =======       =======       =========



The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                           FOR THE YEARS ENDED JANUARY 31,
                                                        2001            2000             1999
                                                        ----            ----             ----
Tax at statutory rate                                 $ 73,000        $ 91,000        $ 539,000
State income taxes, net of federal tax benefit          27,000          14,000          200,000
Limitation on utilization of net operating loss        (59,000)        (83,000)        (461,000)
                                                      --------        --------        ---------

                                                      $ 41,000        $ 22,000        $ 278,000
                                                      ========        ========        =========

The Corporation paid approximately $73,000, $89,000 and $76,000 for federal and state income and franchise taxes during the years ended January 31, 2001, 2000 and 1999, respectively.

NOTE 8 - NOTES RECEIVABLE - OFFICERS

At January 31, 2001 and 2000, the Corporation had approximately $132,000 in notes receivable from its officers in the form of personal loans. A breakdown of the notes receivable balance at January 31, 2001 by officer is as follows: John
C. Regan, Chairman -$95,000; Dulcia Maire, Secretary -$30,000 and Lawrence Horvat, Vice President -$7,000.

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

The Corporation maintains a qualified Incentive stock Option plan (the "Plan") which provides for the grant of incentive options to purchase an aggregate of up to 2,300,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms. Options to purchase 536,500 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2002 at an exercise price of $0.40 per share.

Options to purchase 362,000 shares of the Corporation's common stock at an exercise price of $0.53 per share were granted under the Plan issuable related to fiscal 2001. Vesting of a portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual awards that did not vest due to failure to achieve goals vest in November 2009. Vesting of the discretionary portion is based upon a number of discretionary items. All unvested discretionary options are returned to the Plan for future grants. A total of 239,000 options to purchase shares of common stock vested at January 31, 2001 relative to fiscal 2001.

Options to purchase 364,000 shares of the Corporation's common stock at an exercise price of $0.87 per share were granted under the Plan issuable related to fiscal 2000. Vesting of a portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual awards that did not vest due to failure to achieve goals vest in November 2008. Vesting of the discretionary portion is based upon a number of discretionary items. All unvested discretionary options are returned to the Plan for future grants. A total of 196,500 options to purchase shares of common stock vested at January 31, 2000 relative to fiscal 2000.

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

The following table summarizes information with respect to the Plan for the three years ended January 31, 2001.


                                                           OPTION
                                        NUMBER OF        PRICE RANGE
                                         SHARES           PER SHARE
                                         ------           ---------
OUTSTANDING AT JANUARY 31, 1998        1,462,333        $0.36 - $1.91

Granted                                  364,000            $0.87
Cancelled - Reusable                    (272,000)       $0.36 - $0.79
Exercised                               (123,000)       $0.36 - $0.66
                                      ----------

OUTSTANDING AT JANUARY 31, 1999        1,431,333        $0.36 - $1.91

Granted                                  364,100        $0.53 - $0.87
Cancelled - Reusable                     (79,350)       $0.36 - $0.87
Exercised                                (24,000)       $0.36 - $0.66
                                      ----------

OUTSTANDING AT JANUARY 31, 2000        1,692,083        $0.36 - $1.91

Granted                                  544,500        $0.40 - $0.53
Cancelled - Reusable                     (28,500)       $0.53 - $0.87
                                      ----------

OUTSTANDING AT JANUARY 31, 2001        2,208,083        $0.36 - $1.91
                                      ==========

EXERCISABLE AT JANUARY 31, 2001        1,449,333        $0.36 - $1.91
                                      ==========

The weighted average life of the options outstanding at January 31, 2001 and weighted average exercise price of the options outstanding at January 31, 2001 was 6.8 years and $0.56, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2001 and 2000: risk-free interest rate of 7% in fiscal 2001 and 2000; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.39 and 1.42 in fiscal 2001 and 2000, respectively; and a weighted-average expected life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                                                          FISCAL         FISCAL
                                                                                            01             00
                                                                                          ------         ------
Pro forma net income (loss) from continuing operations                                   $(45,000)      $12,000

Pro forma earnings (loss) per share from continuing operations (basic)                   $  (0.01)      $  0.00

Pro forma earnings (loss) per share from continuing operations (dilutive)                $  (0.01)      $  0.00


The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 2001.


                                                              OPTION
                                              NUMBER OF     PRICE RANGE
                                                SHARES       PER SHARE
                                                ------       ---------

OUTSTANDING AT JANUARY 31, 1998                 20,000         $0.60

No Activity                                         --            --
                                                ------

OUTSTANDING AT JANUARY 31, 1999                 20,000         $0.60

No Activity                                         --            --
                                                ------

OUTSTANDING AT JANUARY 31, 2000                 20,000         $0.60

No Activity                                         --            --
                                                ------

EXERCISABLE AT JANUARY 31, 2001                 20,000         $0.60
                                                ======

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan") which provides for the grant of options to purchase an aggregate of up to 250,000 shares of the Corporation's common stock. Options to purchase 50,000 shares of the Corporation's common stock at an exercise price of $0.60 per share have been granted under the Employee Director Plan. At January 31, 2001, all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 350,000 shares of the Corporation's common stock. Options to purchase 342,212 shares of the Corporation's common stock at prices ranging from $0.36 per share to $1.39 per share have been granted under the Non-Employee Directors Plan. At January 31, 2001, options to purchase 322,212 shares of the Corporation's common stock granted under the Non-Employee Directors Plan were exercisable.

No pro forma information is presented relative to the non-qualified stock option plan, the Employee Director Plan or the Non-Employee Directors Plan as the effect is either immaterial or non-existent.

NOTE 10 - STOCK WARRANTS

At January 31, 2001 and 2000, the Corporation had approximately 250,000 and 330,000, respectively, of fully vested warrants outstanding. The exercise price of the warrants range from $1.20 per share to $2.50 per share expiring in fiscal 2004. These warrants were issued in conjunction with shareholder relations and investment banking agreements.

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

NOTE 11 - PREFERRED STOCK

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, will grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995 and March 6, 2000 Board of Directors meetings, the issuance of one third of the shares (280,071 and 259,696 common shares, respectively) covered by the aforementioned right was approved. At January 31, 2001 and 2000, there were 280,071 and 560,143 common stock rights outstanding, respectively. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to pursue such a listing; therefore, the Recapitalization was indefinitely postponed.

On September 10, 1998 161,338 shares of the Corporation's Series A Preferred Stock and cumulative dividends in arrears were converted into 710,209 shares of Common Stock. At January 31, 2001, there were 6,000 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $9,000 at January 31, 2001.

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

NOTE 12 - ACQUISITION

Effective April 3, 2000, the Corporation entered into an agreement ("the Agreement") with Lincoln Cristi, Inc. ("Lincoln") and the majority owners of Lincoln for the purchase of selected assets and the assumption of the contracts of Lincoln. Lincoln owned and operated a business that conducted asbestos abatement in the Northwestern United States. As consideration for the purchase, the Corporation paid Lincoln and the owners of Lincoln a combination of cash and the Corporation's Common Stock and entered into an employment agreement with the former majority owners of Lincoln that provides for a performance bonus in addition to annual salary. The performance bonus is for a minimum of one year and a maximum of three years, depending upon the continued employment of the two majority owners of Lincoln.

The goodwill associated with the acquisition is being amortized on a straight-line basis over 15 years, the covenant not to compete and customer lists are being amortized on a straight-line basis over 5 years and the performance bonus is being amortized over the 3 year life of the bonus.

Additionally, in April 2000, the Corporation acquired the fixed assets of an asbestos abatement company operating in the metropolitan Chicago area and an insulation company operating in the Houston area.

NOTE 13 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                            FOR THE YEARS ENDED JANUARY 31,
                                                                        2001               2000              1999
                                                                    -----------        -----------        -----------
NUMERATOR:

Income before discontinued operations                               $   173,000        $   246,000        $ 1,310,000
Preferred stock dividends                                                (1,000)            (1,000)            (1,000)
                                                                    -----------        -----------        -----------
Numerator for basic earnings per share--income
      available to common stockholders                                  172,000            245,000          1,309,000

Effect of dilutive securities:
      Preferred stock dividends                                           1,000              1,000              1,000
                                                                    -----------        -----------        -----------

Numerator for diluted earnings per share--income
      available to common stock after assumed conversions           $   173,000        $   246,000        $ 1,310,000
                                                                    ===========        ===========        ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted
      average shares                                                  8,731,000          8,394,000          7,437,000

Effect of dilutive securities:
      Employee stock options                                            288,000            409,000            728,000
      Warrants                                                               --              6,000             35,000
      Convertible preferred stock                                        28,000             27,000             27,000
                                                                    -----------        -----------        -----------

Dilutive potential common shares                                        316,000            442,000            790,000
                                                                    -----------        -----------        -----------


  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                     9,047,000          8,836,000          8,227,000
                                                                    ===========        ===========        ===========

BASIC EARNINGS PER SHARE                                            $      0.02        $      0.03        $      0.18
                                                                    ===========        ===========        ===========

DILUTED EARNINGS PER SHARE                                          $      0.02        $      0.03        $      0.16
                                                                    ===========        ===========        ===========


At January 31, 2001, 2000 and 1999; 1,054,000, 465,333 and 64,000 options, and
-0-, 131,000 and 306,000 warrants, respectively, were at prices in excess of the average share price for the year utilized in the above earnings per share calculation for the respective years.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $448,000, $343,000 and $271,000 for the years ended January 31, 2001, 2000 and 1999, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2001 aggregated $684,000 and payments due during the next five fiscal years are as follows: 2002 - $351,000, 2003 - $198,000, 2004 - $122,000 and 2005 - $10,000 and 2006 $3,000.

NOTE 15 - DISCONTINUED OPERATIONS

Subsequent to the initial public offering by the Corporation of PDGR's common stock and warrants and until July 31, 1996, the Corporation maintained, a 59.5% ownership interest in PDG Remediation, Inc.

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

NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

The Company had the following results by quarter:

                                      FIRST            SECOND               THIRD            FOURTH
                                     QUARTER           QUARTER             QUARTER           QUARTER            YEAR
                                     -------           -------             -------           -------            ----
YEAR ENDING JANUARY 31, 2001

Revenues                           $ 8,067,000        $ 8,770,000        $ 9,230,000        $8,517,000       $34,584,000

Gross margin                         1,022,000          1,319,000          1,068,000         1,574,000         4,983,000

Net income (loss)                  $    61,000        $   232,000        $  (410,000)       $  290,000       $   173,000

Earnings per share
  Basic                            $      0.01        $      0.03        $     (0.05)       $     0.03       $      0.02
  Diluted                          $      0.01        $      0.03        $     (0.05)       $     0.03       $      0.02



YEAR ENDING JANUARY 31, 2000

Revenues                           $ 5,153,000        $ 7,869,000        $ 7,496,000        $7,962,000       $28,480,000

Gross margin                           768,000          1,146,000          1,441,000         1,171,000         4,526,000

Net income (loss)                  $  (218,000)       $  (130,000)       $   311,000        $  283,000       $   246,000

Earnings per share
  Basic                            $     (0.03)       $     (0.02)       $      0.04        $     0.03       $      0.03
  Diluted                          $     (0.03)       $     (0.02)       $      0.04        $     0.03       $      0.03

                             PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               FOR THE YEARS ENDED
                         JANUARY 31, 2001, 2000 AND 1999


                                     BALANCE AT    ADDITIONS                     BALANCE
                                     BEGINNING      CHARGED                     AT CLOSE
                                      OF YEAR      TO INCOME    DEDUCTIONS(1)    OF YEAR
                                      -------      ---------    -------------    -------
2001
Allowance for doubtful accounts       $    --       $35,000       $35,000         $ --
                                      =======       =======       =======         ====

2000
Allowance for doubtful accounts       $    --       $ 2,000       $ 2,000         $ --
                                      =======       =======       =======         ====

1999
Allowance for doubtful accounts       $48,000       $    --       $48,000         $ --
                                      =======       =======       =======         ====


(1) Uncollectible accounts written off, net of recoveries.