Form 10-Q
period 2001-04-30
PDG ENVIRONMENTAL INC
filed 2001-06-14
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2001 OR


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

As of June 8, 2001, there were 9,042,340 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                         PAGE

    Item 1.  Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of April 30, 2001 (unaudited) and                                 3
              January 31, 2001

         (b)  Consolidated Statements of Operations for the Three Months Ended April 30, 2001                            4
              and 2000 (unaudited)

         (c)  Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2001                            5
              and 2000 (unaudited)

         (d)  Notes to Consolidated Financial Statements (unaudited)                                                     6


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                                 8


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                         10

    Item 3.   Defaults Upon Senior Securities                                                                           10

    Item 6.   Exhibits and Reports on Form 8-K                                                                          10

    Signatures                                                                                                          11

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 APRIL 30,             JANUARY 31,
                                                                   2001                   2001*
                                                               ------------           ------------
                                                               (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                $     40,000           $    214,000
Accounts receivable - net                                         6,524,000              7,278,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                           2,459,000              2,546,000
Inventory                                                           496,000                468,000
Other current assets                                                625,000                301,000
                                                               ------------           ------------

TOTAL CURRENT ASSETS                                             10,144,000             10,807,000

PROPERTY, PLANT AND EQUIPMENT                                     6,951,000              6,670,000
Less: accumulated depreciation                                   (5,300,000)            (5,140,000)
                                                               ------------           ------------
                                                                  1,651,000              1,530,000

OTHER ASSETS                                                        960,000              1,072,000
                                                               ------------           ------------

TOTAL ASSETS                                                   $ 12,755,000           $ 13,409,000
                                                               ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                               $  1,751,000           $  1,923,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                          795,000                910,000
Current portion of long-term debt                                   231,000                177,000
Accrued liabilities                                               1,726,000              1,913,000
                                                               ------------           ------------

TOTAL CURRENT LIABILITIES                                         4,503,000              4,923,000

OTHER LONG-TERM LIABILITIES                                         210,000                210,000

LONG-TERM DEBT                                                    3,704,000              2,942,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                            14,000                 14,000
Common stock                                                        182,000                177,000
Additional paid-in capital                                        7,858,000              7,767,000
(Deficit) retained earnings                                      (3,678,000)            (2,586,000)
Less treasury stock                                                 (38,000)               (38,000)
                                                               ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                        4,338,000              5,334,000
                                                               ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 12,755,000           $ 13,409,000
                                                               ============           ============

*Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                    FOR THE THREE MONTHS
                                                                        ENDED APRIL 30,
                                                               ---------------------------------
                                                                  2001                  2000
                                                               -----------           -----------
CONTRACT REVENUE                                               $ 5,823,000           $ 8,067,000
CONTRACT COSTS                                                   5,498,000             7,045,000
                                                               -----------           -----------

Gross margin                                                       325,000             1,022,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     1,243,000               935,000
                                                               -----------           -----------

Income (loss) from operations                                     (918,000)               87,000

OTHER INCOME (EXPENSE):
  Interest expense                                                 (85,000)              (37,000)
  Interest and other income                                          7,000                15,000
                                                               -----------           -----------

                                                                   (78,000)              (22,000)
                                                               -----------           -----------

Income (loss) before income taxes                                 (996,000)               65,000

INCOME TAX PROVISION                                                    --                (4,000)
                                                               -----------           -----------

NET INCOME (LOSS)                                              $  (996,000)          $    61,000
                                                               ===========           ===========

PER SHARE OF COMMON STOCK:

BASIC                                                          $     (0.11)          $      0.01
                                                               ===========           ===========

DILUTIVE                                                       $     (0.11)          $      0.01
                                                               ===========           ===========

AVERAGE COMMON SHARES EQUIVALENTS OUTSTANDING                    8,899,000             8,572,000

AVERAGE DILUTIVE COMMON SHARES EQUIVALENTS

OUTSTANDING                                                             --               539,000
                                                               -----------           -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUIVALENTS OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                8,899,000             9,111,000
                                                               ===========           ===========



See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                 FOR THE THREE MONTHS
                                                                    ENDED APRIL 30,
                                                              ---------------------------
                                                                 2001             2000
                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(996,000)        $  61,000
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO CASH:
    Depreciation and amortization                               322,000           219,000
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                         754,000          (761,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                   87,000           (91,000)
    Inventory                                                   (28,000)          (13,000)
    Other current assets                                       (265,000)           71,000
    Accounts payable                                           (231,000)           (5,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                 (115,000)         (115,000)
    Accrued liabilities                                         (83,000)          152,000
                                                              ---------         ---------

                                                                119,000          (762,000)
                                                              ---------         ---------

NET CASH USED BY OPERATING ACTIVITIES                          (555,000)         (482,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                  (297,000)         (132,000)
    Acquisition of Businesses                                  (129,000)         (460,000)
    Increase in other assets                                     (9,000)               --
                                                              ---------         ---------
NET CASH USED BY INVESTING ACTIVITIES                          (435,000)         (592,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                          936,000           905,000
    Principal payments on debt                                 (120,000)          (38,000)
                                                              ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       816,000           867,000
                                                              ---------         ---------

Net Decrease in Cash and Short-Term Investments                (174,000)         (207,000)
Cash and Short-Term Investments, Beginning of Period            214,000           282,000
                                                              ---------         ---------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $  40,000         $  75,000
                                                              =========         =========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2001
                                   (UNAUDITED)


NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s (the "Corporation") and its wholly-owned subsidiaries.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended April 30, 2001 were of a normal, recurring nature. The amounts presented for the three months ended April 30, 2001 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 2001 dated March 30, 2001, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the three months ended April 30, 2001 due to the loss in the current period and the existence of unused net operating loss carryforwards. No state income taxes were provided due to the loss in the current period.

Income taxes paid by the Corporation for the three months ended April 30, 2001 and 2000 totaled approximately $47,000 and $16,000, respectively.

NOTE 3 - LINE OF CREDIT

On August 3, 2000, the Corporation closed on a new $4.7 million credit facility with Sky Bank, an Ohio banking association, consisting of a 3-year $3 million revolving line of credit, a 5-year $1 million equipment note, a 15-year $0.4 million mortgage and a 5-year $0.3 million commitment for future equipment financing. The new financing repaid all of the Company's existing debt. In April 2001, the Company borrowed $273,000 against the commitment for future equipment financing to fund equipment purchases.

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

On April 30, 2001, the balance on the line of credit was $2,075,000 with an unused availability of $925,000.

The Corporation paid interest costs totaling approximately $85,000 and $31,000 during the three months ended April 30, 2001 and 2000, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $9,000 at April 30, 2001. At April 30, 2001, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995, March 6, 2000 and March 21, 2001 Board of Directors meeting, the issuance of one third of the shares (280,071, 259,696 and 259,696 common shares, respectively) covered by the aforementioned right was approved. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to pursue such a listing; therefore, the Recapitalization was indefinitely postponed.

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        FOR THE THREE MONTHS
                                                                            ENDED APRIL 30,
                                                                        2001               2000
                                                                     ----------         ----------
NUMERATOR:
Net Income (loss)                                                    $ (996,000)        $   61,000
Preferred stock dividends                                                    --                 --
                                                                     ----------         ----------
Numerator for basic earnings per share--income available
      to common stockholders                                           (996,000)            61,000

Effect of dilutive securities:
      Preferred stock dividends                                              --                 --
                                                                     ----------         ----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                         $ (996,000)        $   61,000
                                                                     ==========         ==========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                            8,899,000          8,572,000

Effect of dilutive securities:
    Employee stock options                                                   --            500,000
    Warrants                                                                 --             12,000
  Convertible preferred stock                                                --             27,000
                                                                     ----------         ----------

Dilutive potential common shares                                             --            539,000
                                                                     ----------         ----------
  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                     8,899,000          9,111,000
                                                                     ==========         ==========

BASIC EARNINGS PER SHARE                                             $    (0.11)        $     0.01
                                                                     ==========         ==========

DILUTED EARNINGS PER SHARE                                           $    (0.11)        $     0.01
                                                                     ==========         ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2001 AND 2000

During the three months ended April 30, 2001 ("Fiscal 2002"), the Corporation's contract revenues decreased to $5.8 million compared to $8.1 million in the three months ended April 30, 2000 ("Fiscal 2001") due to delays in commencing contracts in response to the general economic slowdown.

The Corporation's gross margin decreased to $0.3 million in the first quarter of fiscal 2002 compared to $1.0 million in the first quarter of fiscal 2001. The decrease in gross margin is due to decreased levels of revenues in the current fiscal quarter.

Selling, general and administrative expenses increased to $1.2 million in the current fiscal quarter as compared to $0.9 million in the three months ended April 30, 2000. This increase was due to the addition of four branch offices in the current fiscal quarter.

The Corporation reported a loss from operations of $0.92 million for the three months ended April 30, 2001 compared to income from operations of $0.09 million for the three months ended April 30, 2000 as a direct result of the factors discussed above.

Interest expense increased to $0.08 million in the current quarter as compared to $0.04 million in the same quarter of a year ago due to a higher level of borrowings.

During the quarters ended April 30, 2001 and 2000, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the current quarter due to the loss while a state income tax provision of $4,000 was made in the prior fiscal quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 2001, the Corporation's cash decreased by $0.17 million to $0.04 million.

Cash used by operating activities totaled $0.56 million in the three months ended April 30, 2001. Cash outflows included $1.0 million from the current quarter loss, a $0.27 million increase in other assets, a $0.23 million decrease in accounts payable, a $0.12 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts and a $0.08 million decrease in accrued liabilities. These cash outflows were partially offset by cash inflows including a $0.75 million decrease in accounts receivable, a $0.09 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts and $0.32 million of depreciation and amortization.

The decrease in cash and short term investments during the first quarter of fiscal 2001 is attributable to cash outflows from operations of $0.56 million, cash outflows for investing activities of $0.46 million which included $0.13 million of payments to the former owners of businesses acquired in prior years and $0.30 million for the purchase of property, plant and equipment. These cash outflows were partially offset by net cash inflows of $0.81 million from funding activities which included proceeds from debt of $0.94 million consisting of $0.67 million from the utilization of the Corporation's line of credit and $0.27 million from borrowings to finance new equipment purchases. These financing inflows were partially offset by $0.12 million of principal payments on debt.

At April 30, 2001, the Corporation's backlog totaled $33.6 million ($23.9 million on fixed fee contracts and $9.7 million on time and materials or unit price contracts).

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At April 30, 2001, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $9,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


                                 EXHIBIT INDEX
                          EXHIBIT NO. AND DESCRIPTION

                                                             PAGES OF SEQUENTIAL
                                                              NUMBERING SYSTEM



(b) Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended April 30, 2001.

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

Date: June 14, 2001