Form 10-Q
period 2001-07-31
PDG ENVIRONMENTAL INC
filed 2001-09-14
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001 OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________


                         COMMISSION FILE NUMBER 0-13667





                             PDG ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)





             DELAWARE                                      22-2677298
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)


   1386 BEULAH DRIVE, BUILDING 801
       PITTSBURGH, PENNSYLVANIA                               15235
(Address of principal executive offices)                    (Zip Code)


                                  412-243-3200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    No X

As of September 10, 2001, there were 9,342,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                        PAGE


    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of July 31, 2001 (unaudited) and                                 3
              January 31, 2001

         (b)  Consolidated Statements of Operations for the Three Months Ended July 31, 2001                            4
              and 2000 (unaudited)

         (c)  Consolidated Statements of Operations for the Six Months Ended July 31, 2001                              5
              and 2000 (unaudited)

         (d)  Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2001                              6
              and 2000 (unaudited)

         (e)  Notes to Consolidated Financial Statements (unaudited)                                                    7


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                               10


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                        12

    Item 3.   Defaults Upon Senior Securities                                                                          12

    Item 4.   Submission of Matters to a Vote of Security Holders                                                      12

    Item 6.   Exhibits and Reports on Form 8-K                                                                         13

    Signatures                                                                                                         14

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               JULY 31,            JANUARY 31,
                                                                 2001                 2001*
                                                             ------------         ------------
ASSETS                                                       (UNAUDITED)

CURRENT ASSETS
Cash and short-term investments                              $      6,000         $    214,000
Accounts receivable - net                                      10,243,000            7,278,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                         2,564,000            2,546,000
Inventory                                                         510,000              468,000
Other current assets                                              566,000              301,000
                                                             ------------         ------------

TOTAL CURRENT ASSETS                                           13,889,000           10,807,000

PROPERTY, PLANT AND EQUIPMENT                                   7,812,000            6,670,000
Less:  accumulated depreciation                                (5,514,000)          (5,140,000)
                                                             ------------         ------------
                                                                2,298,000            1,530,000

OTHER ASSETS                                                    2,776,000            1,072,000
                                                             ------------         ------------

TOTAL ASSETS                                                 $ 18,963,000         $ 13,409,000
                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             $  3,825,000         $  1,923,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                      1,496,000              910,000
Current portion of long-term debt                                 636,000              177,000
Accrued liabilities                                             2,050,000            1,913,000
                                                             ------------         ------------

TOTAL CURRENT LIABILITIES                                       8,007,000            4,923,000

OTHER LONG-TERM LIABILITIES                                     1,080,000              210,000

LONG-TERM DEBT                                                  5,608,000            2,942,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                          14,000               14,000
Common stock                                                      188,000              177,000
Additional paid-in capital                                      8,100,000            7,767,000
(Deficit) retained earnings                                    (3,996,000)          (2,586,000)
Less treasury stock                                               (38,000)             (38,000)
                                                             ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                      4,268,000            5,334,000
                                                             ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 18,963,000         $ 13,409,000
                                                             ============         ============


*Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                    FOR THE THREE MONTHS
                                                                       ENDED JULY 31,
                                                             ---------------------------------
                                                                 2001                 2000
                                                             ------------         ------------
CONTRACT REVENUE                                             $ 10,718,000         $  8,770,000
CONTRACT COSTS                                                  9,711,000            7,451,000
                                                             ------------         ------------

Gross margin                                                    1,007,000            1,319,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    1,226,000            1,027,000
                                                             ------------         ------------

Income (loss) from operations                                    (219,000)             292,000

OTHER INCOME (EXPENSE):
 Interest expense                                                (101,000)             (63,000)
 Interest income                                                       --                9,000
 Other income                                                       2,000               14,000
                                                             ------------         ------------

                                                                  (99,000)             (40,000)
                                                             ------------         ------------

Income (loss) before income taxes                                (318,000)             252,000

INCOME TAX PROVISION                                                   --              (20,000)
                                                             ------------         ------------

NET INCOME (LOSS)                                            $   (318,000)        $    232,000
                                                             ============         ============

PER SHARE OF COMMON STOCK:

BASIC                                                        $      (0.03)        $       0.03
                                                             ============         ============

DILUTIVE                                                     $      (0.03)        $       0.03
                                                             ============         ============

AVERAGE COMMON SHARE EQUILIVANTS OUTSTANDING                    9,241,000            8,783,000

AVERAGE DILUTIVE COMMON SHARE EQUILIVANTS
OUTSTANDING                                                            --              265,000
                                                             ------------         ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUILIVANTS
OUTSTANDING FOR EARNINGS PER SHARE CALCULATION                  9,241,000            9,048,000
                                                             ============         ============


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                     FOR THE SIX MONTHS
                                                                       ENDED JULY 31,
                                                             ---------------------------------
                                                                 2001                 2000
                                                             ------------         ------------
CONTRACT REVENUE                                             $ 16,541,000         $ 16,837,000
CONTRACT COSTS                                                 15,209,000           14,495,000
                                                             ------------         ------------

Gross margin                                                    1,332,000            2,342,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    2,469,000            1,962,000
                                                             ------------         ------------

Income (loss) from operations                                  (1,137,000)             380,000

OTHER INCOME (EXPENSE):
 Interest expense                                                (186,000)            (101,000)
 Interest income                                                    1,000               11,000
 Other income                                                       8,000               27,000
                                                             ------------         ------------

                                                                 (177,000)             (63,000)
                                                             ------------         ------------

Income (loss) before income taxes                              (1,314,000)             317,000

INCOME TAX PROVISION                                                   --              (24,000)
                                                             ------------         ------------

NET INCOME (LOSS)                                            $ (1,314,000)        $    293,000
                                                             ============         ============

PER SHARE OF COMMON STOCK:

BASIC                                                        $      (0.14)        $       0.03
                                                             ============         ============

DILUTIVE                                                     $      (0.14)        $       0.03
                                                             ============         ============

AVERAGE COMMON SHARE EQUILIVANTS OUTSTANDING                    9,073,000            8,678,000

AVERAGE DILUTIVE COMMON SHARE EQUILIVANTS
OUTSTANDING                                                            --              408,000
                                                             ------------         ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUILIVANTS
OUTSTANDING FOR EARNINGS PER SHARE CALCULATION                  9,073,000            9,086,000
                                                             ============         ============


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                    FOR THE SIX MONTHS
                                                                       ENDED JULY 31,
                                                              -------------------------------
                                                                 2001                 2000
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(1,314,000)        $   293,000
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO CASH:
    Depreciation and amortization                                 667,000             538,000
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                        (2,965,000)           (597,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                    (18,000)           (966,000)
    Inventory                                                     (42,000)            (34,000)
    Other current assets                                         (114,000)            188,000
    Accounts payable                                            1,751,000            (332,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                    586,000               4,000
    Accrued liabilities                                          (168,000)            226,000
                                                              -----------         -----------


                                                                 (970,000)         (1,511,000)
                                                              -----------         -----------

NET CASH USED BY OPERATING ACTIVITIES                          (1,617,000)           (680,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                    (610,000)           (236,000)
    Acquisition of businesses                                    (776,000)           (560,000)
    Increase in other assets                                      (24,000)                 --
                                                              -----------         -----------
NET CASH USED BY INVESTING ACTIVITIES                          (1,410,000)           (796,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                          2,940,000           1,444,000
    Principal payments on debt                                   (121,000)            (77,000)
                                                              -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,819,000           1,367,000
                                                              -----------         -----------

Net Decrease in Cash and Short-Term Investments                  (208,000)           (109,000)
Cash and Short-Term Investments, Beginning of Period              214,000             282,000
                                                              -----------         -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $     6,000         $   173,000
                                                              ===========         ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JULY 31, 2001
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s (the "Corporation") and its wholly-owned subsidiaries.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended July 31, 2001 were of a normal, recurring nature. The amounts presented for the three and six months ended July 31, 2001 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 2001 dated March 30, 2001 and the Quarterly Report on Form 10-Q for the Corporation for the quarter ended April 30, 2001 dated June 14, 2001, and should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the six months ended July 31, 2001 due to the loss in the current period and the existence of unused net operating loss carryforwards. No state income taxes were provided due to the loss in the current period.

Income taxes paid by the Corporation for the six months ended July 31, 2001 and 2000 totaled approximately $78,000 and $63,000, respectively.

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

In November 2000, Sky Bank approved a $1.5 million increase in the line of credit to $4.5 million to fund the proposed acquisition of Tri-State Restorations, an asbestos abatement and demolition company in California.
(See Note 6 for further discussion of the acquisition). Additionally, Sky Bank increased the commitment for future equipment financing by $0.3 million to $0.6 million. In April 2001 and June 2001, the Company borrowed $273,000 and $283,000, respectively, against the commitment for future equipment financing to fund the fixed asset portion of the Tri-State Restoration acquisition and to fund other equipment purchases. In August 2001 the remaining $44,000 was borrowed against the commitment for future equipment financing to fund equipment purchases.

On July 31, 2001, the balance on the line of credit was $3,950,000 with an unused availability of $550,000.

The Corporation paid interest costs totaling approximately $173,000 and $85,000 during the six months ended July 31, 2001 and 2000, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $10,000 at July 31, 2001. At July 31, 2001, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

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

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           FOR THE SIX MONTHS
                                                                              ENDED JULY 31,
                                                                        2001                 2000
                                                                     -----------         -----------
NUMERATOR:

Net Income (loss)                                                    $(1,314,000)        $   293,000
Preferred stock dividends                                                 (1,000)             (1,000)
                                                                     -----------         -----------
Numerator for basic earnings per share--income available
   to common stockholders                                             (1,315,000)            292,000

Effect of dilutive securities:
      Preferred stock dividends                                            1,000               1,000
                                                                     -----------         -----------

Numerator for diluted earnings per share--income (loss)
   available to common stock after assumed conversions               $(1,314,000)        $   293,000
                                                                     ===========         ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
   shares                                                              9,073,000           8,678,000

Effect of dilutive securities:
    Employee stock options                                                    --             376,000
    Warrants                                                                  --               5,000
  Convertible preferred stock                                                 --              27,000
                                                                     -----------         -----------

Dilutive potential common shares                                              --             408,000
                                                                     -----------         -----------
Denominator for diluted earnings per share--adjusted
   weighted-average shares and assumed conversions                     9,073,000           9,086,000
                                                                     ===========         ===========

BASIC EARNINGS PER SHARE                                             $     (0.14)        $      0.03
                                                                     ===========         ===========

DILUTED EARNINGS PER SHARE                                           $     (0.14)        $      0.03
                                                                     ===========         ===========

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          FOR THE THREE MONTHS
                                                                              ENDED JULY 31,
                                                                        2001                 2000
                                                                     -----------         -----------
NUMERATOR:

Net Income (loss)                                                    $  (318,000)        $   232,000
Preferred stock dividends                                                     --                  --
                                                                     -----------         -----------
Numerator for basic earnings per share--income available
      to common stockholders                                            (318,000)            232,000

Effect of dilutive securities:
      Preferred stock dividends                                               --                  --
                                                                     -----------         -----------

Numerator for diluted earnings per share--income (loss)
  available to common stock after assumed conversions                $  (318,000)        $   232,000
                                                                     ===========         ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
  shares                                                               9,241,000           8,783,000

Effect of dilutive securities:
    Employee stock options                                                    --             237,000
    Warrants                                                                  --               1,000
       Convertible preferred stock                                            --              27,000
                                                                     -----------         -----------

Dilutive potential common shares                                              --             265,000
                                                                     -----------         -----------
Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                      9,241,000           9,048,000
                                                                     ===========         ===========

BASIC EARNINGS PER SHARE                                             $     (0.03)        $      0.03
                                                                     ===========         ===========

DILUTED EARNINGS PER SHARE                                           $     (0.03)        $      0.03
                                                                     ===========         ===========


NOTE 6 - ACQUISITION


Effective May 31, 2001, PDG Environmental, Inc. and subsidiaries (the "Corporation") entered into an agreement (the "Agreement") with Tri-State Restorations, Inc. ("Tri-State") and Timothy Vitta and Thomas Stevens (collectively "the Principals") for the purchase of selected assets and assumption of contracts of Tri-State. Tri-State owned and operated a business which conducted environmental remediation, demolition and asbestos abatement.

As consideration for the purchase, the Corporation paid Tri-State $541,000 in cash, $150,000 in the form of a subordinated note at 6 1/2% interest due May 31, 2002 and 300,000 shares of the Corporation's common stock and entered into an employment agreement with the Principals that provides for additional compensation in addition to an annual salary.

Tri-State's revenues for the years ended December 31, 2000 and 1999 were $11,665,000 and $9,588,000, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2001 AND 2000

During the three months ended July 31, 2001 ("Fiscal 2002"), the Corporation's contract revenues increased to $10.7 million compared to $8.8 million in the three months ended July 31, 2000 ("Fiscal 2001") due to a general increase in contract revenues and $1.7 million of revenues from the Tri-State operation acquired effective June 1, 2001.

The Corporation's gross margin decreased to $1.0 million in the second quarter of fiscal 2002 compared to $1.3 million in the second quarter of fiscal 2001. The decrease in gross margin is due to a number of larger projects in the current year at lower margins and labor shortages and operational problems at three of the Corporation's locations during the quarter.

Selling, general and administrative expenses increased to $1.2 million in the current fiscal quarter as compared to $1.0 million in the three months ended July 31, 2000. This increase was due to the addition of three branch offices since the prior year fiscal quarter including the previously discussed Tri-State operation acquired effective June 1, 2001.

The Corporation reported a loss from operations of $0.22 million for the three months ended July 31, 2001 compared to income from operations of $0.29 million for the three months ended July 31, 2000 as a direct result of the factors discussed above.

Interest expense increased to $0.1 million in the current quarter as compared to $0.06 million in the same quarter of a year ago due to a higher level of borrowings, including borrowing required to finance the acquisition of Tri-State.

During the quarters ended July 31, 2001 and 2000, the Corporation made no provision for federal income taxes due to the loss in the current fiscal quarter and due to the utilization of net operating loss carryforwards for financial reporting purposes, respectively. No state income tax provision was made in the current quarter due to the loss while a state income tax provision of $20,000 was made in the prior fiscal quarter.

SIX MONTHS ENDED JULY 31, 2001 AND 2000

During the six months ended July 31, 2001, the Corporation's contract revenues remained relatively stable at $16.5 million compared to $16.8 million in the six months ended July 31, 2000. The current six month period included $1.7 million of revenues from the Tri-State operation acquired effective June 1, 2001. The $2.0 million revenue decrease, net of the Tri-State operation, was due to delays experienced in the first fiscal quarter of 2002 in commencing contracts in response to the general economic slowdown.

The Corporation's gross margin decreased to $1.3 million in the first half of fiscal 2002 compared to $2.3 million in the first half of fiscal 2001. The decrease in gross margin is due to a number of larger projects in the current year at lower margins and labor shortages and operational problems at three of the Corporation's locations during the second quarter of fiscal 2002.

Selling, general and administrative expenses increased to $2.5 million in the current fiscal year as compared to $2.0 million in six months ended July 31, 2000. This increase was due to the addition of five branch offices since the beginning of Fiscal 2001.

The Corporation reported a loss from operations of $1.14 million for the six months ended July 31, 2001 compared to income from operations of $0.38 million for the six months ended July 31, 2000 as a direct result of the factors discussed above.

Interest expense increased to $0.19 million in the current year as compared to $0.10 million in the same period of a year ago due to a higher level of borrowings, including borrowing required to finance the acquisition of Tri-State.

During the six months ended July 31, 2001 and 2000, the Corporation made no provision for federal income taxes due to the loss in the current fiscal period and due to the utilization of net operating loss carryforwards for financial reporting purposes, respectively. No state income tax provision was made in the current period due to the loss while a state income tax provision of $24,000 was made in the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 31, 2001, the Corporation's cash decreased by $0.21 million to $0.01 million.

The decrease in cash and short term investments during the half of fiscal 2002 is attributable to cash outflows from operations of $1.62 million, cash outflows for investing activities of $1.4 million which included $0.55 million relative to the purchase of selected assets of the former Tri-State operation, $0.23 million of payments to the former owners of businesses acquired in prior years and $0.61 million for the purchase of property, plant and equipment. These cash outflows were partially offset by net cash inflows of $2.82 million from funding activities which included proceeds from debt of $2.94 million, consisting of $2.2 million from the utilization of the Corporation's line of credit and $0.74 million from borrowings to finance new equipment purchases. These financing inflows were partially offset by $0.12 million of principal payments on debt.

Cash used by operating activities totaled $1.6 million in the six months ended July 31, 2001. Cash outflows included $1.3 million from the current period loss, a $2.97 million increase in accounts receivables, including a $1.54 million increase to fund the accounts receivable of the former Tri-State operation, a $0.04 increase in inventory, a $0.11 million increase in other assets and a $0.17 million decrease in accrued liabilities. These cash outflows were partially offset by cash inflows including a $1.75 million increase in accounts payable, a $0.59 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and $0.67 million of depreciation and amortization.

At July 31, 2001, the Corporation's backlog totaled $42.8 million ($34.9 million on fixed fee contracts and $7.9 million on time and materials or unit price contracts).

During the six months ended July 31, 2000, the Corporation's cash decreased by $0.11 million to $0.17 million.

The decrease in fiscal 2000 was due to a $0.68 million cash outflow from operating activities and a $0.8 million outflow relating to investing activities, which was partially offset by a $1.37 million inflow associated with financing activities.

Cash outflows from operating activities of $0.68 million in the six months ended July 31, 2000 included a $0.6 million increase in accounts receivable, a $1.0 million increase in costs and estimated earnings in excess of billings on uncompleted contracts related to the timing of certain contract activity and a $0.3 million decrease in accounts payable. The aforementioned cash outflows from operating activities were offset, in part, by net income of $0.3 million generated during the six month period, a $0.2 million decrease in other assets, a $0.2 million increase in accrued liabilities due to the timing of payments and $0.5 million of depreciation and amortization.

The Corporation's cash outflows from investing activities of $0.8 million in the six months ended July 31, 2000 was attributed to $0.24 million for the purchase of property, plant and equipment and $0.56 million to purchase the businesses acquired.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At July 31, 2001, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $10,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ANNUAL MEETING OF STOCKHOLDERS

On July 10, 2001 the Annual Meeting of the Stockholders of PDG Environmental, Inc. was held in Pittsburgh, PA. At the meeting all of the management's nominees were elected directors of the Corporation with the following vote:


              Votes For                      8,094,752 to 8,113,627
              Votes Against                  23,842 to 42,717

Stokes & Hinds, LLC was ratified as the Corporation's auditors as follows:

              Votes For                      8,133,021
              Votes Against                  70,106
              Abstained                      483

The amendment to the PDG Environmental, Inc. 1990 Stock Option Plan for Non-Employee Directors increasing the number of shares of Common Stock which may be granted by 250,000 to a total of 600,000 was approved as follows.

              Votes For                      3,189,865
              Votes Against                  252,961
              Abstained                      13,608

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

                             EXHIBIT INDEX
                       EXHIBIT NO. AND DESCRIPTION
                                                           PAGES OF SEQUENTIAL
                                                             NUMBERING SYSTEM


(b)     Reports on Form 8-K


The registrant filed the following Current Reports on Form 8-K during the three months ended July 31, 2001.

Filing on Form 8-K on July 6, 2001 of Asset Purchase Agreement dated June 15, 2001 by and among Tri-State Restorations, Inc. and Project Development Group, Inc. and PDG Environmental, Inc.

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





September 14, 2001