Form 10-Q
period 2001-10-31
PDG ENVIRONMENTAL INC
filed 2001-12-17
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001 OR


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                         ---

As of December 10, 2001, there were 9,342,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                               PAGE


    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of October 31, 2001 (unaudited) and                     3
              January 31, 2001

         (b)  Consolidated  Statements of Operations  for the Three Months Ended October 31, 2001 and
              2000 (unaudited)                                                                                 4

         (c)  Consolidated Statements of Operations for the Nine Months Ended October 31, 2001
              and 2000 (unaudited)                                                                             5

         (d)  Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2001
              and 2000 (unaudited)                                                                             6

         (e)  Notes to Consolidated Financial Statements (unaudited)                                           7


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                       10


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                13

    Item 3.   Defaults Upon Senior Securities                                                                  13

    Item 6.   Exhibits and Reports on Form 8-K                                                                 13

    Signatures                                                                                                 14

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           OCTOBER 31,       JANUARY 31,
                                                              2001               2001*
                                                          ------------      ------------
                                                          (UNAUDITED)
ASSETS


CURRENT ASSETS
Cash and short-term investments                           $      9,000      $    214,000
Accounts receivable - net                                   10,809,000         7,278,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                      2,715,000         2,546,000
Inventory                                                      540,000           468,000
Other current assets                                           454,000           301,000
                                                          ------------      ------------

TOTAL CURRENT ASSETS                                        14,527,000        10,807,000

PROPERTY, PLANT AND EQUIPMENT                                7,876,000         6,670,000
Less:  accumulated depreciation                             (5,737,000)       (5,140,000)
                                                          ------------      ------------
                                                             2,139,000         1,530,000

OTHER ASSETS                                                 2,573,000         1,072,000
                                                          ------------      ------------

TOTAL ASSETS                                              $ 19,239,000      $ 13,409,000
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                          $  4,152,000      $  1,923,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                   1,690,000           910,000
Current portion of long-term debt                              596,000           177,000
Accrued liabilities                                          1,975,000         1,913,000
                                                          ------------      ------------

TOTAL CURRENT LIABILITIES                                    8,413,000         4,923,000

OTHER LONG-TERM LIABILITIES                                  1,080,000           210,000

LONG-TERM DEBT                                               5,388,000         2,942,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                       14,000            14,000
Common stock                                                   188,000           177,000
Additional paid-in capital                                   8,100,000         7,767,000
(Deficit) retained earnings                                 (3,906,000)       (2,586,000)
Less treasury stock                                            (38,000)          (38,000)
                                                          ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                   4,358,000         5,334,000
                                                          ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 19,239,000      $ 13,409,000
                                                          ============      ============

*Derived from audited financial statements. See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                FOR THE THREE MONTHS
                                                                  ENDED OCTOBER 31,
                                                           ------------------------------
                                                               2001               2000
                                                           ------------      ------------

CONTRACT REVENUE                                           $ 12,184,000      $  9,230,000
CONTRACT COSTS                                               10,546,000         8,162,000
                                                           ------------      ------------

Gross margin                                                  1,638,000         1,068,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  1,442,000         1,202,000
                                                           ------------      ------------

Income (loss) from operations                                   196,000          (134,000)

OTHER INCOME (EXPENSE):
 Interest expense                                              (119,000)          (75,000)
 Interest income                                                  1,000             4,000
 Write off of deferred acquisition and financing costs                -          (205,000)
Other income                                                     12,000                 -
                                                           ------------      ------------

                                                               (106,000)         (276,000)
                                                           ------------      ------------

Income (loss) before income taxes                                90,000          (410,000)

INCOME TAX PROVISION                                                  -                 -
                                                           ------------      ------------

NET INCOME (LOSS)                                          $     90,000      $   (410,000)
                                                           ============      ============

PER SHARE OF COMMON STOCK:

BASIC                                                      $       0.01      $      (0.05)
                                                           ============      ============

DILUTIVE                                                   $       0.01      $      (0.05)
                                                           ============      ============

AVERAGE COMMON SHARES OUTSTANDING                             9,342,000         8,783,000

AVERAGE DILUTIVE COMMON SHARE EQUILIVANTS
OUTSTANDING                                                     330,000                 -
                                                           ------------      ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUILIVANTS OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                             9,672,000         8,783,000
                                                           ============      ============





See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                FOR THE NINE MONTHS
                                                                 ENDED OCTOBER 31,
                                                           ------------------------------
                                                               2001              2000
                                                           ------------      ------------

CONTRACT REVENUE                                           $ 28,725,000      $ 26,067,000
CONTRACT COSTS                                               25,755,000        22,657,000
                                                           ------------      ------------

Gross margin                                                  2,970,000         3,410,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  3,911,000         3,165,000
                                                           ------------      ------------

Income (loss) from operations                                  (941,000)          245,000

OTHER INCOME (EXPENSE):
 Interest expense                                              (305,000)         (175,000)
 Interest income                                                  2,000            14,000
 Write off of deferred acquisition and financing costs                -          (205,000)
 Other income                                                    20,000            27,000
                                                           ------------      ------------

                                                               (283,000)         (339,000)
                                                           ------------      ------------

Income (loss) before income taxes                            (1,224,000)          (94,000)

INCOME TAX PROVISION                                                  -           (24,000)
                                                           ------------      ------------

NET INCOME (LOSS)                                          $ (1,224,000)     $   (118,000)
                                                           ============      ============

PER SHARE OF COMMON STOCK:

BASIC                                                      $      (0.13)     $      (0.01)
                                                           ============      ============

DILUTIVE                                                   $      (0.13)     $      (0.01)
                                                           ============      ============

AVERAGE COMMON SHARES OUTSTANDING                             9,181,000         8,713,000

AVERAGE DILUTIVE COMMON SHARE EQUILIVANTS
OUTSTANDING                                                           -                 -
                                                           ------------      ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON
EQUILIVANTS OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                             9,181,000         8,713,000
                                                           ============      ============





See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE NINE MONTHS
                                                                      ENDED OCTOBER 31,
                                                              ----------------------------

                                                                 2001             2000
                                                              -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(1,224,000)     $  (118,000)
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO CASH:
    Depreciation and amortization                               1,146,000          914,000
    Write off of deferred acquisition and financing costs               -          205,000
    Write off of bad debt                                               -           35,000

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                        (3,531,000)        (509,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                   (169,000)      (2,066,000)
    Inventory                                                     (72,000)        (125,000)
    Other current assets                                          119,000          288,000
    Accounts payable                                            1,957,000         (280,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                    780,000           (8,000)
    Accrued liabilities                                          (153,000)         353,000
    Other                                                               -         (107,000)
                                                              -----------      -----------

                                                               (1,069,000)      (2,454,000)
                                                              -----------      -----------

NET CASH USED BY OPERATING ACTIVITIES                          (1,147,000)      (1,418,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                    (695,000)        (411,000)
    Acquisition of businesses                                    (891,000)        (573,000)
    Increase in other assets                                      (31,000)               -
                                                              -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                          (1,617,000)        (984,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                          2,834,000        4,263,000
    Principal payments on debt                                   (275,000)      (2,015,000)
                                                              -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,559,000        2,248,000
                                                              -----------      -----------

Net Decrease in Cash and Short-Term Investments                  (205,000)        (154,000)
Cash and Short-Term Investments, Beginning of Period              214,000          282,000
                                                              -----------      -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $     9,000      $   128,000
                                                              ===========      ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2001
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s (the "Corporation") and its wholly-owned subsidiaries.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended October 31, 2001 were of a normal, recurring nature. The amounts presented for the three and nine months ended October 31, 2001 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 2001 dated March 30, 2001 and the Quarterly Reports on Form 10-Q for the Corporation for the quarter ended April 30, 2001 dated June 14, 2001 and for the quarter ended July 31, 2001 dated September 14, 2001, and should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the nine months ended October 31, 2001 due to the loss in the current period and the existence of unused net operating loss carryforwards. No state income taxes were provided due to the loss in the current period.

Income taxes paid by the Corporation for the nine months ended October 31, 2001 and 2000 totaled approximately $78,000 and $69,000, respectively.

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

On October 31, 2001, the balance on the line of credit was $3,800,000 with an unused availability of $700,000.

The Corporation paid interest costs totaling approximately $293,000 and $181,000 during the nine months ended October 31, 2001 and 2000, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $10,000 at October 31, 2001. At October 31, 2001, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder.

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

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                                              FOR THE NINE MONTHS
                                                                                ENDED OCTOBER 31,
                                                                         ----------------------------
                                                                            2001             2000
                                                                         -----------      -----------

NUMERATOR:

Net Income (loss)                                                        $(1,224,000)     $  (118,000)
Preferred stock dividends                                                     (1,000)          (1,000)
                                                                         -----------      -----------
Numerator for basic earnings per share--income available
      to common stockholders                                              (1,225,000)        (119,000)

Effect of dilutive securities:
      Preferred stock dividends                                                1,000            1,000
                                                                         -----------      -----------

Numerator for diluted earnings per share--income (loss) available to
      common stock after assumed conversions                             $(1,224,000)     $  (118,000)
                                                                         ===========      ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                                 9,181,000        8,713,000

Effect of dilutive securities                                                      -                -
                                                                         -----------      -----------

Denominator for diluted earnings per share--adjusted
     weighted-average shares and assumed conversions                       9,181,000        8,713,000
                                                                         ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE                                          $     (0.13)     $     (0.01)
                                                                         ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE                                        $     (0.13)     $     (0.01)
                                                                         ===========      ===========

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                             FOR THE THREE MONTHS
                                                                               ENDED OCTOBER 31,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         -----------     -----------

NUMERATOR:

Net Income (loss)                                                        $    90,000     $  (410,000)
Preferred stock dividends                                                          -               -
                                                                         -----------     -----------
Numerator for basic earnings per share--income available
      to common stockholders                                                  90,000        (410,000)

Effect of dilutive securities:
      Preferred stock dividends                                                    -               -
                                                                         -----------     -----------

Numerator for diluted earnings per share--income (loss) available to
      common stock after assumed conversions                             $    90,000     $  (410,000)
                                                                         ===========     ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                                 9,342,000       8,783,000

Effect of dilutive securities:
     Warrants                                                                 28,000               -
     Employee stock options                                                  302,000               -
                                                                         -----------     -----------

                                                                             330,000               -
                                                                         -----------     -----------

Denominator for diluted earnings per share--adjusted
     weighted-average shares and assumed conversions                       9,672,000       8,783,000
                                                                         ===========     ===========

BASIC EARNINGS PER SHARE                                                 $      0.01     $     (0.05)
                                                                         ===========     ===========

DILUTED EARNINGS PER SHARE                                               $      0.01     $     (0.05)
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000

During the three months ended October 31, 2001 ("Fiscal 2002"), the Corporation's contract revenues increased to $12.2 million compared to $9.2 million in the three months ended October 31, 2000 ("Fiscal 2001") due to $3.3 million of revenues from the Tri-State operation acquired effective June 1, 2001.

The Corporation's gross margin increased to $1.6 million in the third quarter of fiscal 2002 compared to $1.1 million in the third quarter of fiscal 2001. The increase in gross margin is due to a number of larger projects in the current year compared to a large volume of work at one office being performed at a relatively low margin level and negative contract adjustments in the prior year fiscal quarter.

Selling, general and administrative expenses increased to $1.4 million in the current fiscal quarter as compared to $1.2 million in the three months ended October 31, 2000. This increase was due to the addition of three branch offices since the prior year fiscal quarters including the previously discussed Tri-State operation acquired effective June 1, 2001.

The Corporation reported income from operations of $0.2 million for the three months ended October 31, 2001 compared to loss from operations of $0.13 million for the three months ended October 31, 2000 as a direct result of the factors discussed above.

Interest expense increased to $0.12 million in the current quarter as compared to $0.075 million in the same quarter of a year ago due to a higher level of borrowings to support increased revenues and borrowings required to finance the acquisition of Tri-State.

During the prior year quarter, the Company terminated negotiations with Medalclad Corporation for the acquisition of its Metalclad Insulation subsidiary business which resulted in the write off of $163,000 of deferred acquisition costs. Additionally, the Company wrote off $42,000 of deferred financing costs relating to debt that was refinanced in August 2000.

During the quarters ended October 31, 2001 and 2000, the Corporation made no provision for federal income taxes due to the loss in the current fiscal year and due to the utilization of net operating loss carryforwards for financial reporting purposes, respectively. No state income tax provision was made in the current quarter due to the year to date loss while no state income tax provision was made in the prior fiscal quarter due to the loss.

NINE MONTHS ENDED OCTOBER 31, 2001 AND 2000

During the nine months ended October 31, 2001, the Corporation's contract revenues increased to $28.7 million compared to $26.1 million in the nine months ended October 31, 2000. The current nine month period included $5.0 million of revenues from the Tri-State operation acquired effective June 1, 2001.

The Corporation's gross margin decreased to $3.0 million in the nine months of fiscal 2002 compared to $3.4 million in the nine months of fiscal 2001. The decrease in gross margin is due to labor shortages and operational problems at three of the Corporation's locations during the second and third quarters of Fiscal 2002.

Selling, general and administrative expenses increased to $3.9 million in the current fiscal year as compared to $3.2 million in nine months ended October 31, 2000. This increase was due to the addition of five branch offices since the beginning of Fiscal 2001.

The Corporation reported a loss from operations of $0.94 million for the nine months ended October 31, 2001 compared to income from operations of $0.25 million for the nine months ended October 31, 2000 as a direct result of the factors discussed above.

Interest expense increased to $0.31 million in the current year as compared to $0.18 million in the same period of a year ago due to a higher level of borrowings to support increased revenues and borrowings required to finance the acquisition of Tri-State.

During the prior year, the Company terminated negotiations with Medalclad Corporation for the acquisition of its Metalclad Insulation subsidiary business which resulted in the write off of $163,000 of deferred acquisition costs. Additionally, the Company wrote off $42,000 of deferred financing costs relating to debt that was refinanced in August 2000.

During the nine months ended October 31, 2001 and 2000, the Corporation made no provision for federal income taxes due to the loss in the period and due to the utilization of net operating loss carryforwards for financial reporting purposes, respectively. No state income tax provision was made in the current period due to the loss while a state income tax provision of $24,000 was made in the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 2001, the Corporation's cash decreased by $0.21 million to $0.01 million.

The decrease in cash and short term investments during the half of fiscal 2002 is attributable to cash outflows from operations of $1.15 million, cash outflows for investing activities of $1.6 million which included $0.6 million relative to the purchase of selected assets of the former Tri-State operation, $0.29 million of payments to the former owners of businesses acquired in prior years and $0.7 million for the purchase of property, plant and equipment. These cash outflows were partially offset by net cash inflows of $2.56 million from funding activities which included proceeds from debt of $2.84 million, consisting of $2.05 million from the utilization of the Corporation's line of credit and $0.84 million from borrowings to finance new equipment purchases. These cash nflows were partially offset by $0.28 million of principal payments on debt.

Cash used by operating activities totaled $1.15 million in the nine months ended October 31, 2001. Cash outflows included $1.2 million from the current period loss, a $3.53 million increase in accounts receivables, including a $2.0 million increase to fund the accounts receivable of the former Tri-State operation, a $0.17 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.07 increase in inventory and a $0.15 million decrease in accrued liabilities. These cash outflows were partially offset by cash inflows including a $0.12 million decrease in other assets, a $1.96 million increase in accounts payable, a $0.78 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and $1.15 million of depreciation and amortization.

At October 31, 2001, the Corporation's backlog totaled $35.5 million ($27.6 million on fixed fee contracts and $7.9 million on time and materials or unit price contracts).

During the nine months ended October 31, 2000, the Corporation's cash decreased by $0.15 million to $0.13 million.

The decrease in fiscal 2000 was due to a $2.5 million cash outflow from operating activities and a $1.0 million outflow relating to investing activities, which was partially offset by a $2.2 million inflow associated with financing activities.

Cash outflows from operating activities of $2.5 million in the nine months ended October 31, 2000 included a $0.5 million increase in accounts receivable, a $2.1 million increase in costs and estimated earnings in excess of billings on uncompleted contracts due to a series of unbilled contracts at one office, a $0.13 million increase in inventory, a $0.3 million decrease in accounts payable and the $0.12 million net loss. The aforementioned cash outflows from operating activities were partially offset, by $0.9 million of depreciation and amortization, the $0.2 million write off of deferred acquisition and financing costs, a $0.3 million decrease in other current assets and a $0.35 million increase in accrued liabilities.

The Corporation's cash outflows from investing activities of $1.0 million in the nine months ended October 31, 2000 was attributed to $0.41 million for the purchase of property, plant and equipment and $0.57 million to purchase the businesses acquired.

Cash inflows associated with financing activities of $2.2 million during the nine months included proceeds of debt of $4.3 million consisting of $1.4 million from the new term loans received in the third, $1.4 million of borrowings on the new line of credit and $1.5 million of borrowings on the line of credit that was refinanced in August 2000. These inflows were partially offset by principal payments of $2.0 million consisting of a $0.24 million payoff of the mortgage that was refinanced, a $0.21 million payoff of the term loan that was refinanced, a $1.5 million payoff of the line of credit that was refinanced and $0.08 million of scheduled principal payments on term debt.

                           PART II-- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At October 31, 2001, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $10,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

                                  EXHIBIT INDEX
                           EXHIBIT NO. AND DESCRIPTION
                                                           PAGES OF SEQUENTIAL
                                                            NUMBERING SYSTEM


(b)     Reports on Form 8-K


The registrant filed the following Current Reports on Form 8-K during the three months ended October 31, 2001.

Filing on Form 8-K/A on October 2, 2001 with the audited December 31, 2000 and 1999 financial statements of Tri-State Restorations, Inc. and related pro formas.

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










December 14, 2001