Form 10-K405/A
period 2001-01-31
PDG ENVIRONMENTAL INC
filed 2002-02-13
CIK 771485

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

MARKET RISK


The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. In the current declining interest rate environment each 1% decrease in the prime rate decreases the Company's borrowing costs by $27,000 based upon the balance outstanding at January 31, 2001. The interest rate on the term debt is readjusted in August 2003 and if the current interest rate environment exists in August 2003, the interest rate on the term debt would decrease.


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




Date: February 11, 2002




              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John C. Regan                                         February 11, 2002
------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and
Director)


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


Options to purchase 362,000 shares of the Corporation's common stock at an exercise price of $0.53 per share were granted under the Plan issuable related to fiscal 2001. Vesting of the non-discretionary portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual non-discretionary awards that did not vest due to failure to achieve goals vest in November 2009. Vesting of the discretionary portion is based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and office backlog as of the end of the year to name the most significant criteria among others. All unvested discretionary options are returned to the Plan for future grants. A total of 239,000 options to purchase shares of common stock vested at January 31, 2001 relative to fiscal 2001.

Options to purchase 364,000 shares of the Corporation's common stock at an exercise price of $0.87 per share were granted under the Plan issuable related to fiscal 2000. Vesting of the non-discretionary portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual non-discretionary awards that did not vest due to failure to achieve goals vest in November 2008. Vesting of the discretionary portion is based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and office backlog as of the end of the year to name the most significant criteria among others. All unvested discretionary options are returned to the Plan for future grants. A total of 196,500 options to purchase shares of common stock vested at January 31, 2000 relative to fiscal 2000.

Options to purchase 350,000 shares of the Corporation's common stock at an exercise price of $0.79 per share were granted for fiscal 1999 under the Plan effective August 19, 1997 with 118,000 options issued. Vesting of the non-discretionary portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation, meeting pre-established financial goals for the fiscal year. Vesting of the remaining stock options was based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and office backlog as of the end of the year to name the most significant criteria among others. If the financial goals were not achieved, the options do not vest. All unvested options are returned to the plan for future grants.


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


The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 250,250 shares of the Corporation's common stock. Options to purchase 250,250 shares of the Corporation's common stock at prices ranging from $0.36 per share to $1.39 per share have been granted under the Non-Employee Directors Plan. At January 31, 2001, options to purchase 230,250 shares of the Corporation's common stock granted under the Non-Employee Directors Plan were exercisable.

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
                                                                    ===========        ===========        ===========



At January 31, 2001, 2000 and 1999; 695,583, 465,333 and 64,000 options, and
250,000, 131,000 and 306,000 warrants, respectively, were at prices in excess of the average share price for the year utilized in the above earnings per share calculation for the respective years. Additionally, 280,071 shares covered by a shareholder rights plan are contingently issuable upon the declaration of the Board of Director were not included in the calculation of basic or dilutive earnings per share.


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