Form 10-Q/A
period 2001-07-31
PDG ENVIRONMENTAL INC
filed 2002-03-20
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-Q/A No. 1


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

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               JULY 31,            JANUARY 31,
                                                                 2001                 2001*
                                                             ------------         ------------
ASSETS                                                       (UNAUDITED)

CURRENT ASSETS
Cash and short-term investments                              $      6,000         $    214,000
Accounts receivable - net                                      10,243,000            7,278,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                         2,564,000            2,546,000
Inventory                                                         510,000              468,000
Other current assets                                              566,000              301,000
                                                             ------------         ------------

TOTAL CURRENT ASSETS                                           13,889,000           10,807,000

PROPERTY, PLANT AND EQUIPMENT                                   7,812,000            6,670,000
Less:  accumulated depreciation                                (5,514,000)          (5,140,000)
                                                             ------------         ------------
                                                                2,298,000            1,530,000

OTHER ASSETS                                                    1,187,000            1,072,000
                                                             ------------         ------------

TOTAL ASSETS                                                 $ 17,374,000         $ 13,409,000
                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             $  3,825,000         $  1,923,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                      1,496,000              910,000
Current portion of long-term debt                                 636,000              177,000
Accrued liabilities                                             1,600,000            1,913,000
                                                             ------------         ------------

TOTAL CURRENT LIABILITIES                                       7,557,000            4,923,000

OTHER LONG-TERM LIABILITIES                                            --              210,000

LONG-TERM DEBT                                                  5,608,000            2,942,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                          14,000               14,000
Common stock                                                      188,000              177,000
Additional paid-in capital                                      8,100,000            7,767,000
Deferred Compensation                                             (59,000)                  --
(Deficit) retained earnings                                    (3,996,000)          (2,586,000)
Less treasury stock                                               (38,000)             (38,000)
                                                             ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                      4,209,000            5,334,000
                                                             ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 17,374,000         $ 13,409,000
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

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)


                                                                    FOR THE SIX MONTHS
                                                                       ENDED JULY 31,
                                                              -------------------------------
                                                                 2001                 2000
                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(1,314,000)        $   293,000
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO CASH:
    Depreciation and amortization                                 577,000             538,000
    Contingent acquisition consideration                           90,000                 --

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                        (2,965,000)           (597,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                    (18,000)           (966,000)
    Inventory                                                     (42,000)            (34,000)
    Other current assets                                         (114,000)            188,000
    Accounts payable                                            1,751,000            (332,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                    586,000               4,000
    Accrued liabilities                                          (168,000)            226,000
                                                              -----------         -----------


                                                                 (970,000)         (1,511,000)
                                                              -----------         -----------

NET CASH USED BY OPERATING ACTIVITIES                          (1,617,000)           (680,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                    (610,000)           (236,000)
    Acquisition of businesses                                    (776,000)           (560,000)
    Increase in other assets                                      (24,000)                 --
                                                              -----------         -----------
NET CASH USED BY INVESTING ACTIVITIES                          (1,410,000)           (796,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                          2,940,000           1,444,000
    Principal payments on debt                                   (121,000)            (77,000)
                                                              -----------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,819,000           1,367,000
                                                              -----------         -----------

Net Decrease in Cash and Short-Term Investments                  (208,000)           (109,000)
Cash and Short-Term Investments, Beginning of Period              214,000             282,000
                                                              -----------         -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $     6,000         $   173,000
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

Cash used by operating activities totaled $1.6 million in the six months ended July 31, 2001. Cash outflows included $1.3 million from the current period loss, a $2.97 million increase in accounts receivables, including a $1.54 million increase to fund the accounts receivable of the former Tri-State operation, a $0.04 increase in inventory, a $0.11 million increase in other assets and a $0.17 million decrease in accrued liabilities. These cash outflows were partially offset by cash inflows including a $1.75 million increase in accounts payable, a $0.59 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, $0.58 million of depreciation and amortization and $0.09 million of contingent acquisition consideration.

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





March 14, 2002