Form 10-Q/A
period 2001-10-31
PDG ENVIRONMENTAL INC
filed 2002-03-20
CIK 771485

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

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           OCTOBER 31,       JANUARY 31,
                                                              2001               2001*
                                                          ------------      ------------
                                                          (UNAUDITED)
ASSETS


CURRENT ASSETS
Cash and short-term investments                           $      9,000      $    214,000
Accounts receivable - net                                   10,809,000         7,278,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                      2,715,000         2,546,000
Inventory                                                      540,000           468,000
Other current assets                                           454,000           301,000
                                                          ------------      ------------

TOTAL CURRENT ASSETS                                        14,527,000        10,807,000

PROPERTY, PLANT AND EQUIPMENT                                7,876,000         6,670,000
Less:  accumulated depreciation                             (5,737,000)       (5,140,000)
                                                          ------------      ------------
                                                             2,139,000         1,530,000

OTHER ASSETS                                                 1,119,000         1,072,000
                                                          ------------      ------------

TOTAL ASSETS                                              $ 17,785,000      $ 13,409,000
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                          $  4,152,000      $  1,923,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                   1,690,000           910,000
Current portion of long-term debt                              596,000           177,000
Accrued liabilities                                          1,660,000         1,913,000
                                                          ------------      ------------

TOTAL CURRENT LIABILITIES                                    8,098,000         4,923,000

OTHER LONG-TERM LIABILITIES                                        --            210,000

LONG-TERM DEBT                                               5,388,000         2,942,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                       14,000            14,000
Common stock                                                   188,000           177,000
Additional paid-in capital                                   8,100,000         7,767,000
Deferred compensation                                          (59,000)              --
(Deficit) retained earnings                                 (3,906,000)       (2,586,000)
Less treasury stock                                            (38,000)          (38,000)
                                                          ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                   4,299,000         5,334,000
                                                          ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 17,785,000      $ 13,409,000
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

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                    FOR THE NINE MONTHS
                                                                      ENDED OCTOBER 31,
                                                              ----------------------------

                                                                 2001             2000
                                                              -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(1,224,000)     $  (118,000)
ADJUSTMENTS TO RECONCILE NET INCOME
  (LOSS) TO CASH:
    Depreciation and amortization                                 921,000          914,000
    Contingent acquisition consideration                          225,000              --
    Write off of deferred acquisition and financing costs               -          205,000
    Write off of bad debt                                               -           35,000

CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                        (3,531,000)        (509,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                   (169,000)      (2,066,000)
    Inventory                                                     (72,000)        (125,000)
    Other current assets                                          119,000          288,000
    Accounts payable                                            1,957,000         (280,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                    780,000           (8,000)
    Accrued liabilities                                          (153,000)         353,000
    Other                                                               -         (107,000)
                                                              -----------      -----------

                                                               (1,069,000)      (2,454,000)
                                                              -----------      -----------

NET CASH USED BY OPERATING ACTIVITIES                          (1,147,000)      (1,418,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                    (695,000)        (411,000)
    Acquisition of businesses                                    (891,000)        (573,000)
    Increase in other assets                                      (31,000)               -
                                                              -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                          (1,617,000)        (984,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                          2,834,000        4,263,000
    Principal payments on debt                                   (275,000)      (2,015,000)
                                                              -----------      -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       2,559,000        2,248,000
                                                              -----------      -----------

Net Decrease in Cash and Short-Term Investments                  (205,000)        (154,000)
Cash and Short-Term Investments, Beginning of Period              214,000          282,000
                                                              -----------      -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                $     9,000      $   128,000
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

The decrease in cash and short term investments during the half of fiscal 2002 is attributable to cash outflows from operations of $1.15 million, cash outflows for investing activities of $1.6 million which included $0.6 million relative to the purchase of selected assets of the former Tri-State operation, $0.29 million of payments to the former owners of businesses acquired in prior years and $0.7 million for the purchase of property, plant and equipment. These cash outflows were partially offset by net cash inflows of $2.56 million from funding activities which included proceeds from debt of $2.84 million, consisting of $2.05 million from the utilization of the Corporation's line of credit and $0.84 million from borrowings to finance new equipment purchases. These cash flows were partially offset by $0.28 million of principal payments on debt.

Cash used by operating activities totaled $1.15 million in the nine months ended October 31, 2001. Cash outflows included $1.2 million from the current period loss, a $3.53 million increase in accounts receivables, including a $2.0 million increase to fund the accounts receivable of the former Tri-State operation, a $0.17 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.07 increase in inventory and a $0.15 million decrease in accrued liabilities. These cash outflows were partially offset by cash inflows including a $0.12 million decrease in other assets, a $1.96 million increase in accounts payable, a $0.78 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, $0.92 million of depreciation and amortization and $0.23 million of contingent acquisition consideration.

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





March 14, 2002