Form 10-K
period 2002-01-31
PDG ENVIRONMENTAL INC
filed 2002-05-01
CIK 771485

                                                                     (Conformed)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-13667

                             PDG ENVIRONMENTAL, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        22-2677298
(State or other jurisdiction of incorporation             (I.R.S. Employer
          or organization)                               Identification No.)
1386 BEULAH ROAD, BUILDING 801
PITTSBURGH, PENNSYLVANIA                                        15235
(Address of principal executive offices)                      (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 412-243-3200

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
Yes        No X
    ------    -----

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,435,951 as of April 5, 2002, computed on the basis of the average of the bid and asked prices on such date.

As of April 5, 2002 there were 9,372,330 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

The low income and public housing markets, due to the age of the structures, contain a significant amount of lead paint that is flaking and peeling. In response to this problem many municipal and state governments have developed programs to remediate the structures. The registrant has experience in utilizing various methods to remove lead-based paint that is adhered to surfaces and the removal of loose and flaking lead-based paint and dust or lead-contaminated soil. Removal methods include chemical stripping, wet scraping, needle gun, high-pressure water/vacuum and abrasive blasting. HEPA vacuums are utilized for dust and debris clean up. Analysis of removed material, as required, is performed to assure proper disposal of lead- contaminated waste and debris generated from removal operations.

The registrant competitively bids the majority of the work it receives from municipal and state governments.

INSULATION

The insulation industry is involved with providing thermal insulation for piping, tanks, boilers and other systems in industrial, commercial and institutional facilities for both new construction and retrofits. Many applications require the removal of old asbestos containing insulation prior to the retrofits. The registrant's capabilities include the installation of new thermal insulation, fireproofing and firestopping. The registrant's experience includes piping systems, HVAC, process distribution systems and tanks for commercial, industrial, power generation and petrochemical facilities. The registrant is also experienced with cryogenic systems insulation as well as high-pressure boilers and steam pipe insulation for new installations or repair and renovation to existing systems.

INDOOR AIR QUALITY / MICROBIAL REMEDIATION

Health professionals have been aware of the deleterious effects of certain types of molds for decades but the issue has gained increased public awareness in recent years. Studies indicate that 50% of all homes contain mold and that the dramatic increase in asthma over the past 20 years can be attributed to mold. The registrant's current focus is on toxic mold remediation in both commercial and residential structures. The registrant's experience includes identification and development of remediation plans, detailing methods and performing microbial (mold, fungus, etc.) abatement in commercial, residential, educational, medical and industrial facilities. The registrant's activities include decontamination, application of biocides and sealant, removal of building systems (drywall, carpet, etc.), duct cleaning, and disposal of building furnishings.

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

The registrant's operations are nationwide. The majority of the registrant's national marketing efforts are performed by members of senior management located in the headquarters facility in Pittsburgh, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in New York City, New York; Hazleton and Export, Pennsylvania; Fort Lauderdale and Tampa, Florida; Houston and Pasadena, Texas; Los Angeles, California, Phoenix, Arizona; St. Louis, Missouri; Portland, Oregon; Seattle, Washington and Rock Hill, South Carolina. Since the registrant and its subsidiaries are able to perform work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts.

SUPPLIERS AND CUSTOMERS

The registrant purchases the equipment and supplies used in the business from a number of suppliers. Two of these suppliers (Aramsco, Inc. and Inline, Inc.) accounted for 27% and 17%, respectively, of the registrant's purchases in fiscal 2002. The items are purchased from the vendor's available stock and are not covered by a formalized agreement.

In fiscal 2002, the registrant estimates that approximately 69% of its operating subsidiaries' revenues were derived from private sector clients, 19% from government contracts and 12% from public institutions. Due to the nature of the registrant's business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For the year ended January 31, 2002 no customer accounted for more than 10% of the registrant's consolidated revenues for that year. For the year ended January 31, 2001, one customer, the US Army, accounted for 12% of the registrant's consolidated revenue. For the year ended January 31, 2000, one customer, an owner of a hotel in Texas, accounted for 14% of the registrant's consolidated revenue.

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

A number of the registrant's contracts require performance and payment bonds and the registrant maintains a bonding program to satisfy these requirements.

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

The health and safety of personnel involved in the removal of asbestos and lead are protected by OSHA regulations which specify allowable airborne exposure standards for asbestos workers and allowable blood levels for lead workers, engineering controls, work area practices, supervision, training, medical surveillance and decontamination practices for worker protection.

The registrant believes it is in compliance with all of the federal, state and local statutes and regulations that affect its asbestos and lead abatement business.

The other segments of the environmental and specialty contractor industry that the registrant operates in are not currently as regulated as the asbestos and lead abatement industries.

BACKLOG

The registrant and its operating subsidiaries had a backlog of orders totaling approximately $31.7 million and $28.2 million at January 31, 2002 and 2001, respectively. The backlog at January 31, 2002 consisted of $24.0 million of uncompleted work on fixed fee contracts and an estimated $7.7 million of work to be completed on time and materials or unit price contracts. The backlog at January 31, 2001 consisted of $21.9 million of uncompleted work on fixed fee contracts and an estimated $6.3 million of work on time and materials or unit price contracts. The Company, from time to time, enters into fixed-price subcontracts which tends to reduce the risk to the Company on fixed-price contracts.

The backlog represents the portion of contracts which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. The Company is currently working on virtually all of the contracts in its January 31, 2002 backlog and anticipates that approximately 73% of this backlog will be completed and realized as revenue by January 31, 2003 in accordance with the terms of the applicable contracts between the registrant and the owners of these properties. The remaining 27% are expected to be completed and realized as revenue subsequent to January 31, 2003. Approximately 56% of the backlog existing at January 31, 2001 was completed and recognized as revenue by January 31, 2002 with 14% expected to be completed and realized as revenue during the year ending January 31, 2003 and 30% thereafter.

                                    EMPLOYEES

As of January 31, 2002, the registrant employs approximately 110 employees consisting of senior management and staff employees among its headquarters in Monroeville and branch offices located in New York City, NY; Hazleton, PA; Export, PA; St. Louis, MO; Fort Lauderdale, FL; Tampa, FL; Houston, TX; Los Angeles, CA; Pasadena, TX; Phoenix, AZ; Portland, OR; Seattle, WA and Rock Hill, SC. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. The registrant also employs laborers for field operations based upon specific projects; therefore, the precise number varies based upon the outstanding backlog. Approximately 400-500 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the field laborers who provide services to the registrant are represented by a number of different unions. In many cases, the Company is a member of a multi-employer plan. Management considers its employee labor relations to be good.

ITEM 2. PROPERTIES

As of January 31, 2002, the registrant leases certain office space for its executive offices in Pittsburgh totaling 3,334 square feet. In addition, a combination of warehouse and office space is leased in Houston (3,990 square feet), St. Louis (7,272 square feet), Los Angeles (6,500 square feet), Hazleton (1,800 square feet), Fort Lauderdale (6,000 square feet), Tampa (5,400 square feet), Rock Hill (15,000 square feet), Pasadena (3,800 square feet), Phoenix (3,125 square feet), Portland (6,000 square feet), Seattle (2,150 square feet),and New York City (3,800 square feet).

The registrant also owns a 15,000 square foot office/warehouse situated on approximately six (6) acres in Export, Pennsylvania which is subject to a mortgage of $381,000 at January 31, 2002.

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

                                                      MARKET PRICE RANGE
                                         FISCAL 2002                      FISCAL 2001
                                         -----------                      -----------
                                    HIGH            LOW            HIGH             LOW
                                    ----            ---            ----             ---
            First Quarter        $   0.53         $  0.28         $  1.25         $   0.71
            Second Quarter           0.79            0.30            0.71             0.46
            Third Quarter            0.79            0.41            0.71             0.43
            Fourth Quarter           0.65            0.43            0.50             0.28

At March 26, 2002, the registrant had 2,110 stockholders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table reflects selected consolidated financial data for the registrant for the five fiscal years ended January 31, 2002.

                                                                   FOR THE YEARS ENDED JANUARY 31,
                                                   2002          2001            2000           1999           1998
                                                -----------------------------------------------------------------------
                                                      (THOUSANDS EXCEPT PER SHARE
DATA)
OPERATING DATA
Contract revenues                               $ 42,587       $ 34,584       $ 28,480       $ 36,828       $ 24,610
Gross margin                                       4,258          4,983          4,526          5,306          4,319
Income (loss) from operations                     (1,191)           436            395          2,317            667
Other income (expense)                              (380)          (222)          (127)          (147)          (168)
Income (loss) from continuing operations          (1,601)           173            246          1,310            377
Loss from discontinued operations                   --             --             --             (200)          --
Net income (loss)                                 (1,601)           173            246          1,110            377

COMMON SHARE DATA
Net income (loss) from continuing
  operations per common share:
    Basic                                          (0.17)          0.02           0.03           0.18           0.06
Diluted                                            (0.17)          0.02           0.03           0.16           0.06
Net income (loss) per common share:
    Basic                                          (0.17)          0.02           0.03           0.15           0.05
    Diluted                                        (0.17)          0.02           0.03           0.14           0.05

Weighted average common shares outstanding         9,211          8,731          8,394          7,437          6,060

BALANCE SHEET DATA
Working capital                                 $  6,491       $  5,884       $  3,308       $  3,507       $  2,794

Total assets                                          19,788        13,409         10,353        9,564          10,377
Long-term obligations                                  5,582         3,152            542       1,1,20           1,768
Total stockholders' equity                             3,944         5,334          5,061        4,801           2,265

The year ended January 31, 2001 included a $0.2 million charge to write off deferred acquisition and financing costs.

The year ended January 31, 2000 included a $0.38 million charge to settle a benefits claim litigation.

The year ended January 31, 1999 include loss from discontinued operations of ($0.2 million); ($0.02) per common share.

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

The following paragraphs are intended to highlight key operating trends and developments in the registrant's operations and to identify other factors affecting the Company's consolidated results of operations for the three years ended January 31, 2002.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2002 COMPARED TO YEAR ENDED JANUARY 31, 2001

Consolidated revenues reported by the registrant increased to $42.6 million for the year ended January 31, 2002 (fiscal 2002) compared to $34.6 million for the year ended January 31, 2001 (fiscal 2001). The fiscal 2002 revenue included $7.7 million from the Los Angeles office acquired June 1, 2001. Excluding the effect of this acquisition on revenue, revenues increased $0.3 million or 1% in fiscal 2002.

Contract costs increased to $38.3 million in fiscal 2002 compared to $29.6 million in fiscal 2001 and resulted in reported gross margins of $4.3 million and $5.0 million, respectively, in each fiscal year. The decrease in gross margin is due primarily to labor shortages and $1.3 million of negative contract adjustments on four significant contracts in the fourth quarter of Fiscal 2002.

The registrant's selling, general and administrative expenses increased by 20% between the two fiscal years to $5.5 million in fiscal 2002 compared to $4.6 million in fiscal 2001. This increase was due to the addition of five branch offices (three from acquisition and two via the opening of new offices) during Fiscal 2002 and 2001 and a provision of $0.2 million for uncollectable accounts in fiscal 2002.

The factors discussed above resulted in the registrant reporting a loss from operations of $1.2 million in fiscal 2002 compared to income from operations of $0.4 million in fiscal 2001.

Interest expense increased to $0.4 million from $0.26 million due to a higher level of borrowings to support increased revenues and borrowings required to finance the acquisition of the Los Angeles office acquired in June 2001. Interest income decreased to $3,000 for the year ended January 31, 2002 compared to $16,000 for the previous fiscal year due to lower invested cash balances at certain periods throughout the year.

As a result of the current year loss in fiscal 2002 and existing net operating loss carryforwards for book purposes, no federal income tax provision was required in fiscal 2002 and 2001. In fiscal 2002, a $30,000 state income tax provision was made as compared to a $41,000 state income tax provision in fiscal 2001.

YEAR ENDED JANUARY 31, 2001 COMPARED TO YEAR ENDED JANUARY 31, 2000

During the year ended January 31, 2001, (fiscal 2001) the registrant's consolidated revenues increased to $34.6 million as compared to $28.5 million the previous fiscal year ended January 31, 2000 (fiscal 2000). The increase was due to the acquisition of operating companies in Portland, Oregon and Pasadena, Texas on April 1, 2000, the commencing of operations in Tampa Florida on September 15, 2000 and increased contract awards during fiscal 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2002

During fiscal 2002, the registrant experienced an increase in liquidity of $0.16 million as cash and short-term investments increased from $0.21 million at January 31, 2001 to $0.37 million at January 31, 2002. The increase in liquidity in fiscal 2002 was attributable to $2.7 million of cash provided by financing activities this was partially offset by cash outflows of $0.86 million from operating activities and $1.7 million from investing activities.

Specifically, cash outflows from operating activities were related to accounts receivable which increased by $5.65 million, costs and estimated earnings in excess of estimated earnings on uncompleted contracts which increased by $0.27 million and the net loss of $1.6 million. These cash outflows were partially offset cash inflows from accounts payable which increased $3.87 million, billings in excess of costs and estimated earnings on uncompleted contracts which increased by $0.25 million, a decrease in other current assets of $0.29 million, a $0.56 million increase in accrued liabilities, $1.2 million of depreciation and amortization a $0.2 million provision for uncollectable accounts and a $0.26 million increase in contingent payment consideration.

The registrant's investing activities utilized cash of $1.7 million during fiscal 2002 which was attributable to $0.76 million of purchases of property, plant and equipment and $0.92 million for the acquisition of businesses.

The $2.72 million from financing activities during fiscal 2002 included proceeds from debt of $3.13 million consisting of $0.6 million from new term equipment loans from the Company's prime lender, $2.35 million of borrowings on the line of credit and $0.18 million of equipment financing Additionally, $0.01 million was received from the exercise of stock options. These inflows were partially offset by $0.43 million of scheduled principal payments on term debt.

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

Specifically, cash outflows from operating activities were related to accounts receivable which increased by $1.2 million, costs and estimated earnings in excess of estimated earnings on uncompleted contracts which increased by $1.5 million, inventories which increased by $0.14 million, accounts payable which decreased $0.75 million and billings in excess of costs and estimated earnings on uncompleted contracts which decreased by $0.1 million. Cash inflows from operating activities were generated by a net income of $0.17 million, a decrease in other current assets of $0.45 million, a $0.34 million increase in accrued liabilities, $1.17 million of depreciation and amortization and the $0.2 million write off of deferred acquisition and financing costs.

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

MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $54,000 change in borrowing costs based upon the balance outstanding at January 31, 2002. The interest rate on the term debt is readjusted in August 2003 and if the current interest rate environment exists in August 2003, the interest rate on the term debt would decrease.

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

                                    PART III

The information called for by Part III (Items #10, 11, 12 and 13) is incorporated herein by references to the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) AND (2) The following consolidated financial statements and financial statement schedule of the registrant and its subsidiaries are included in Item 8.

                                                                           PAGE

Report of Independent Auditors..............................................F-1

Consolidated Balance Sheets as of January 31, 2002 and 2001.................F-2

Consolidated Statements of Operations for the Years Ended
  January 31, 2002, 2001 and  2000..........................................F-4

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended January 31, 2002, 2001 and 2000..............................F-5

Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2002, 2001 and 2000..........................................F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 2002, 2001 and 2000....................................F-7

Schedule II - Valuation and Qualifying Accounts............................F-18

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

4.4      Loan Agreement dated August 3, 2000 between Sky Bank and PDG
         Environmental, Inc., PDG, Inc., Project Development Group, Inc. and
         Enviro-Tech Abatement Services Co., filed as Exhibit 4.4 to the registrant's Annual Report on Form 10-K for the year ended January 31, 2001, is incorporated herein by reference.

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

10.8     Loan Agreement dated August 3, 2000 between Sky Bank and PDG
         Environmental, Inc., PDG, Inc., Project Development Group, Inc. and
         Enviro-Tech Abatement Services Co. (as it appears at 4.4).

10.9     Asset Purchase Agreement dated November 1, 1998 by and among
         Environmental Control & Abatement, Inc., Environmental Remediation
         Services, Inc. and William A. Lemire and Project Development Group,
         Inc. and PDG Environmental, Inc. filed as Exhibit 2 of PDG
         Environmental, Inc. Form 8-K dated November 20, 1998, is hereby incorporated herein by reference .

10.10    Employee Agreement dated June 20, 2000 for John C. Regan. filed as
         Exhibit 10 of the PDG Environmental, Inc. Quarterly Report on Form 10-Q for the quarter ended July 31, 2000, is hereby incorporated herein by reference.

10.11    Asset Purchase Agreement dated June 15, 2001 by and among Tri-State
         Restoration, Inc. Project Development Group, Inc. and PDG
         Environmental, Inc., filed as Exhibit 2 of the registrant's Interim
         Report on Form 8-K dated July 6, 2001, is hereby incorporated herein by reference.

21       List of subsidiaries of the registrant.

23       Consent of independent auditors.

24       Power of attorney of directors.

(b)      REPORTS ON FORM 8-K

         The registrant did not file any Current Reports on Form 8-K during the three months ended January 31, 2002.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PDG ENVIRONMENTAL, INC.

                             /s/ John C. Regan
                             --------------------------------------------------
                             John C. Regan, Chairman and Chief Executive Officer



Date:  April 29, 2002



              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ John C. Regan                             April 29, 2002
-------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)







Richard A. Bendis, Director      By /s/ John C. Regan
                                 ---------------------------------------------
                                 John C. Regan, Attorney-in-Fact
                                 April 29, 2002




Edgar Berkey, Director           By /s/ John C. Regan
                                 ---------------------------------------------
                                 John C. Regan, Attorney-in-Fact
                                 April 29, 2002




James D. Chiafullo, Director     By /s/ John C. Regan
                                 ---------------------------------------------
                                 John C. Regan, Attorney-in-Fact
                                 April 29, 2002




Edwin J. Kilpela, Director       BY /s/ John C. Regan
                                 ---------------------------------------------
                                 John C. Regan, Attorney-in-Fact
                                 April 29, 2002

                             PDG ENVIRONMENTAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                             ITEMS 8, 14(c) AND (d)
                FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
PDG Environmental, Inc.


We have audited the accompanying consolidated balance sheets of PDG Environmental, Inc. (the "Corporation") as of January 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. at January 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Stokes & Hinds, LLC



Pittsburgh, Pennsylvania
March 28, 2002

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                      JANUARY 31,
                                                                                 2002             2001
                                                                              -----------      -----------
ASSETS

CURRENT ASSETS
   Cash and short-term investments                                            $   373,000      $   214,000
   Accounts receivable, net of a $130,000 allowance in fiscal 2002             12,723,000        7,278,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                     2,817,000        2,546,000
   Inventories                                                                    461,000          468,000
   Notes receivable from officers                                                 132,000          132,000
   Other current assets                                                           247,000          169,000
                                                                              -----------      -----------

TOTAL CURRENT ASSETS                                                           16,753,000       10,807,000

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                            42,000           42,000
   Leasehold improvements                                                         196,000          176,000
   Furniture and fixtures                                                         178,000          166,000
   Vehicles                                                                       912,000          628,000
   Equipment                                                                    6,224,000        5,288,000
   Buildings                                                                      370,000          370,000
                                                                              -----------      -----------

                                                                                7,922,000        6,670,000
Less: accumulated depreciation                                                  5,960,000        5,140,000
                                                                              -----------      -----------

                                                                                1,962,000        1,530,000

COVENANTS NOT TO COMPETE                                                          146,000          577,000

GOODWILL, net of accumulated amortization of $67,000 and $31,000 in 2002
   and 2001, respectively                                                         582,000          256,000

OTHER ASSETS                                                                      345,000          239,000
                                                                              -----------      -----------

TOTAL ASSETS                                                                  $19,788,000      $13,409,000
                                                                              ===========      ===========






See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                               JANUARY 31,
                                                                                         2002                2001
                                                                                     -------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $  6,166,000       $  1,923,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                             1,164,000            910,000
   Accrued liabilities                                                                  2,381,000          1,913,000
   Current portion of long-term debt                                                      551,000            177,000
                                                                                     ------------       ------------

TOTAL CURRENT LIABILITIES                                                              10,262,000          4,923,000

OTHER LONG-TERM LIABILITIES                                                                  --              210,000

LONG-TERM DEBT                                                                          5,582,000          2,942,000
                                                                                     ------------       ------------

TOTAL LIABILITIES                                                                      15,844,000          8,075,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Cumulative convertible Series A preferred stock, $0.01 par value, 5,000,000 shares authorized and 6,000 issued and outstanding shares at January 31,
       2002 and 2001
       (liquidation preference of $60,000 at January 31, 2002)                             14,000             14,000
   Common stock, $0.02 par value, 30,000,000 shares authorized and
       9,413,840 and 8,829,144 shares issued and outstanding at
       January 31, 2002 and 2001, respectively                                            189,000            177,000
   Paid-in capital                                                                      8,108,000          7,767,000
   Deferred compensation                                                                  (46,000)              --
   (Deficit) retained earnings                                                         (4,283,000)        (2,586,000)
   Less treasury stock, 46,510 and 46,500 shares at January 31, 2002 and 2001,
      respectively                                                                        (38,000)           (38,000)
                                                                                     ------------       ------------

TOTAL STOCKHOLDERS' EQUITY                                                              3,944,000          5,334,000
                                                                                     ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 19,788,000       $ 13,409,000
                                                                                     ============       ============




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                 2002              2001              2000
                                                          ----------------------------------------------------
CONTRACT REVENUES                                          $ 42,587,000       $ 34,584,000       $ 28,480,000

CONTRACT COSTS                                               38,329,000         29,601,000         23,954,000
                                                           ------------       ------------       ------------

GROSS MARGIN                                                  4,258,000          4,983,000          4,526,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  5,449,000          4,547,000          3,752,000

LITIGATION SETTLEMENT EXPENSE                                      --                 --              379,000
                                                           ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                (1,191,000)           436,000            395,000

OTHER INCOME (EXPENSE):
   Interest expense                                            (404,000)          (257,000)          (140,000)
   Interest income                                                3,000             16,000             11,000
   Other income                                                  21,000             19,000              2,000
                                                           ------------       ------------       ------------

                                                               (380,000)          (222,000)          (127,000)
                                                           ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                            (1,571,000)           214,000            268,000

INCOME TAX PROVISION                                            (30,000)           (41,000)           (22,000)
                                                           ------------       ------------       ------------

NET INCOME (LOSS)                                          $ (1,601,000)      $    173,000       $    246,000
                                                           ============       ============       ============

EARNINGS PER COMMON SHARE - BASIC:                         $      (0.17)      $       0.02       $       0.03
                                                           ============       ============       ============

EARNINGS PER COMMON SHARE - DILUTIVE:                      $      (0.17)      $       0.02       $       0.03
                                                           ============       ============       ============

AVERAGE COMMON SHARES OUTSTANDING                             9,211,000          8,731,000          8,394,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING              --              316,000            442,000
                                                           ------------       ------------       ------------
AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
  EQUIVALENTS OUTSTANDING                                     9,211,000          9,047,000          8,836,000
                                                           ============       ============       ============




See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.

                                             PREFERRED                                                   (DEFICIT)     TOTAL
                                               STOCK      COMMON      PAID-IN     DEFERRED    TREASURY    RETAINED  STOCKHOLDERS'
                                             SERIES A      STOCK      CAPITAL   COMPENSATION   STOCK      EARNINGS     EQUITY
                                            ---------   ---------   ----------   --------    ---------    -----------   ----------
BALANCE AT JANUARY 31, 1999                 $  14,000   $ 168,000   $7,395,000   $   --      $ (25,000)   $(2,751,000)   $4,801,000

Exercise of stock warrants for 30,000
    shares of common stock                                  1,000       14,000                                              15,000

Issuance of 24,000 shares under Employee
    Incentive Stock Option Plan                                         12,000                                              12,000

Purchase of 19,400 shares for the treasury                                                     (13,000)                    (13,000)

Net Income                                                                                                    246,000      246,000
                                            ---------   ---------   ----------   --------    ---------    -----------   ----------
BALANCE AT JANUARY 31, 2000                    14,000     169,000    7,421,000       --        (38,000)    (2,505,000)   5,061,000

Issuance of 121,652 shares in
    connection with an acquisition                          2,000      98,000                                              100,000

Issuance of 259,696 shares to reflect
    declaration of 1/3 of the common
    stock rights                                            6,000      248,000                               (254,000)        -

Net Income                                                                                                    173,000      173,000
                                            ---------   ---------   ----------   --------    ---------    -----------   ----------
BALANCE AT JANUARY 31, 2001                    14,000     177,000    7,767,000       --        (38,000)    (2,586,000)   5,334,000

Issuance of 300,000 shares in
    connection with an acquisition                          6,000      183,000                                             189,000

Issuance of 450,000 stock options                                       59,000   (59,000)                                     --

Issuance of 25,000 shares under Employee
    Incentive Stock Option Plan                             1,000        8,000                                               9,000

Amortization of stock based compensation                                          13,000                                    13,000

Issuance of 259,696 shares to reflect
    declaration of 1/3 of the common
    stock rights                                            5,000       91,000                                (96,000)        --

Net Loss                                                                                                   (1,601,000)  (1,601,000)
                                            ---------   ---------   ----------   --------    ---------    -----------   ----------
BALANCE AT JANUARY 31, 2002                 $  14,000   $ 189,000   $8,108,000  $ (46,000)    $(38,000)   $(4,283,000)  $ 3,944,000
                                            =========   =========   ==========  =========    =========    ===========   -----------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PDG ENVIRONMENTAL, INC.

                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                     2002             2001               2000
                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  (Loss)                                              $(1,601,000)      $   173,000       $   246,000

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Depreciation                                                     857,000           688,000           540,000
   Amortization                                                     340,000           485,000           180,000
   Contingent acquisition consideration                             260,000              --                --
   Stock based compensation                                          13,000              --                --
   Write off of deferred acquisition and financing costs               --             205,000              --
   Provision for uncollectable accounts                             200,000            35,000              --
   Other                                                               --                --               1,000

CHANGES IN CURRENT ASSETS AND LIABILITIES OTHER THAN CASH:
   Accounts receivable                                           (5,645,000)       (1,195,000)         (868,000)
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                        (271,000)       (1,491,000)            3,000
   Inventories                                                        7,000          (139,000)            7,000
   Other current assets                                             293,000           452,000           615,000
   Accounts payable                                               3,872,000          (747,000)           65,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                         254,000          (105,000)          342,000
   Accrued liabilities                                              563,000           336,000             9,000
   Other                                                               --                --               7,000
                                                                -----------       -----------       -----------

TOTAL CHANGES                                                      (927,000)       (2,889,000)          180,000
                                                                -----------       -----------       -----------

CASH (USED) PROVIDED BY OPERATING ACTIVITIES                       (858,000)       (1,303,000)        1,147,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                       (757,000)         (630,000)         (670,000)
   Acquisition of business                                         (921,000)         (579,000)          (37,000)
   Proceeds from sale of property, plant and equipment               15,000            12,000             5,000
   Increase in other assets                                         (37,000)         (138,000)         (145,000)
                                                                -----------       -----------       -----------

NET CASH USED BY INVESTING ACTIVITIES                            (1,700,000)       (1,335,000)         (847,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                             3,134,000         4,624,000              --
   Proceeds from exercise of stock options and warrants               9,000              --              27,000
   Purchase of common stock for treasury                               --                --             (13,000)
   Principal payments on debt                                      (426,000)       (2,054,000)         (341,000)
                                                                -----------       -----------       -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                  2,717,000         2,570,000          (327,000)
                                                                -----------       -----------       -----------

Net increase (decrease) in cash and short-term investments          159,000           (68,000)          (27,000)
Cash and short-term investments, beginning of year                  214,000           282,000           309,000
                                                                -----------       -----------       -----------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                    $   373,000       $   214,000       $   282,000
                                                                ===========       ===========       ===========





See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 2002


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


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL PRESENTATION:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

The Company provides for estimated losses on uncollectible accounts receivable based upon management's review of outstanding trade receivables.

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


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which eliminated the pooling of interest method of accounting for all business combinations initialed after June 30, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company adopted this accounting standard for business combinations initiated after June 30, 2001.

The Company will adopt SFAS 142, "Goodwill and Other Intangible Assets," effective February 1, 2002. SFAS 142 addresses the financial and accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company does not anticipate any impairment charges relative to goodwill. Non amortization of goodwill in fiscal 2003 will eliminate a $37,000 annual charge.


NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 2002 and 2001 include $1,247,000 and $391,000, respectively, of retainage receivables. For the year ended January 31, 2002, no customer accounted for more than 10% of the Corporation's consolidated revenues. For the year ended January 31, 2001, one customer, the US Army, accounted for 12% of the Corporation's consolidated revenues for that year. For the year ended January 31, 2000, one customer, an owner of a hotel in Texas, accounted for 14% of the Corporation's consolidated revenues for that year.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when necessary, requests collateral to secure the performance of services.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:

                                                                      JANUARY 31,
                                                  2002                  2001
                                             ------------------------------------

Revenues earned on uncompleted contracts     $  35,173,000          $ 27,656,000
Less:  billings to date                         33,520,000            26,020,000
                                             --------------         --------------

Net Under Billings                           $  1,653,000           $  1,636,000
                                             ============           ============


Included in the accompanying consolidated balance sheets under the following captions:

                                                                              JANUARY 31,
                                                                2002               2001
                                                           -----------       -----------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                   $ 2,817,000       $ 2,546,000

Billings in excess of costs and estimated earnings on
   uncompleted contracts                                    (1,164,000)         (910,000)
                                                           -----------       -----------

Net Under Billings                                         $ 1,653,000       $ 1,636,000
                                                           ===========       ===========


NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                           JANUARY 31,
                                                     2002               2001
                                                  ------------------------------
Wages and withholdings                            $1,150,000          $  823,000
Workers compensation                                    --               235,000
Accrued fringe benefits                              484,000             183,000
Covenants not to compete                             420,000             515,000
Other                                                327,000             157,000
                                                  ----------          ----------

Total Accrued Liabilities                         $2,381,000          $1,913,000
                                                  ==========          ==========


NOTE 7 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                                                    JANUARY 31,
                                                                                      2002               2001
                                                                                  --------------------------
Term loan due in monthly installments of $4,095 including
interest at 9.15% due in August 2015                                              $  381,000      $  395,000

Equipment note due in monthly installments of $21,495 including
interest at 1% above the prime rate, due in August 2005                              790,000         974,000

Equipment note due in monthly installments of $16,114 including
interest at 1% above the prime rate, due in August 2005                              509,000            --

Revolving line of credit expiring on August 3, 2003 and
bearing interest at 1% above the prime rate                                        4,100,000       1,750,000

Equipment notes, most significant note due in monthly installments of $4,472
including interest at 7.25%, due until July, 2005                                    203,000            --


Term note payable to the former shareholders of Tri-State Restoration
due May 31, 2002 plus interest at 6.5%                                               150,000            --
                                                                                  ----------      ----------

                                                                                   6,133,000       3,119,000

Less amount due within one year                                                      551,000         177,000
                                                                                  ----------      ----------

                                                                                  $5,582,000      $2,942,000
                                                                                  ==========      ==========



On August 3, 2000, the Corporation closed on a new $4.7 million credit facility with Sky Bank, an Ohio banking association, consisting of a 3-year $3 million revolving line of credit, a 5-year $1 million equipment note, a 15-year $0.4 million mortgage and a 5-year $0.3 million commitment for future equipment financing. The new financing repaid all of the Company's existing debt.

The line of credit, equipment note and commitment for future equipment financing are at an interest rate of prime plus 1% with financial covenant incentives which may reduce the interest rate to either prime plus 1/2% or prime (at January 31, 2002 prime was 4.75%). The mortgage is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years. The Chief Executive Officer of the Corporation provided a limited personal guarantee for the credit facility. The credit facility contains certain financial covenants which the Corporation required waiver at January 31, 2002 and met at January 31, 2001.

In November 2000, Sky Bank approved a $1.5 million increase in the line of credit to $4.5 million to fund the proposed acquisition of Tri-State Restorations, an asbestos abatement and demolition company in California. (See
Note 13 for further discussion of the acquisition). Additionally, Sky Bank increased the commitment for future equipment financing by $0.3 million to $0.6 million. In April 2001 and June 2001, the Company borrowed $273,000 and $283,000, respectively, against the commitment for future equipment financing to fund the fixed asset portion of the Tri-State Restoration acquisition and to fund other equipment purchases. In August 2001 the remaining $44,000 was borrowed against the commitment for future equipment financing to fund equipment purchases.

On January 31, 2002, the balance on the line of credit was $4,100,000 with an unused availability of $400,000.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

Maturity requirements on long-term debt aggregate $551,000 in fiscal 2003, $4,541,000 in fiscal 2004, $415,000 in fiscal 2005, $312,000 in fiscal 2006,
$21,000 in fiscal 2007 and $293,000 thereafter.

The Corporation paid approximately $367,000, $236,000 and $142,000 for interest costs during the years ended January 31, 2002, 2001 and 2000, respectively.


NOTE 8 - INCOME TAXES

At January 31, 2002, the Corporation has net operating loss carryforwards of approximately $6,495,000 for income tax purposes which expire in years 2002 through 2011. For financial reporting purposes, a valuation allowance of approximately $2,315,000 has been recognized to offset the deferred tax asset related to those carryforwards and to other deferred tax assets. When realized, the tax benefit of these net operating loss carryforwards will be applied to reduce income tax expense. These loss carryforwards are subject to various restrictions based on future operations of the group. The valuation allowance increased by $796,000 during the year ended January 31, 2002 primarily due to the current year loss.

The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 2002 and 2001 are as follows:

                                                                JANUARY 31,
                                                         2002             2001
                                                      -------------------------
Deferred tax liabilities:
     Tax over book depreciation                       $     --        $     --

Deferred tax assets:

     Workers compensation reserve                           --            65,000
     Book over tax depreciation                           75,000          56,000
     Other                                                32,000          32,000
     Net operating loss carryforwards                  2,208,000       1,412,000
                                                      ----------      ----------

     Total deferred tax assets                         2,315,000       1,565,000

Valuation allowance for deferred tax assets            2,315,000       1,565,000
                                                      ----------      ----------

     Net deferred tax assets                                --              --
                                                      ----------      ----------

     Net deferred tax liabilities                     $     --        $     --
                                                      ==========      ==========


Significant components of the provision for income taxes (all current) are as follows:


                                              FOR THE YEARS ENDED JANUARY 31,
                                             2002           2001          2000
                                           -------------------------------------
Current:

Federal                                    $  --          $  --          $  --
State                                       30,000         41,000         22,000
                                           -------        -------        -------

Total income tax provision                 $30,000        $41,000        $22,000
                                           =======        =======        =======



The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                           FOR THE YEARS ENDED JANUARY 31,
                                                        2002            2001           2000
                                                     -----------------------------------------
Tax at statutory rate                                $(534,000)      $  73,000       $  91,000
State income taxes, net of federal tax benefit          20,000          27,000          14,000
Limitation on utilization of net operating loss        544,000         (59,000)        (83,000)
                                                     ---------       ---------       ---------
                                                     $  30,000       $  41,000       $  22,000
                                                     =========       =========       =========


The Corporation paid approximately $104,000, $73,000 and $89,000 for federal and state income and franchise taxes during the years ended January 31, 2002, 2001 and 2000, respectively.

NOTE 9 - NOTES RECEIVABLE - OFFICERS

At January 31, 2002 and 2001, the Corporation had approximately $132,000 in notes receivable from its officers in the form of personal loans. A breakdown of the notes receivable balance at January 31, 2002 by officer is as follows: John
C. Regan, Chairman -$95,000; Dulcia Maire, Secretary -$30,000 and Lawrence Horvat, Vice President -$7,000.

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

The Corporation maintains a qualified Incentive Stock Option plan (the "Plan") which provides for the grant of incentive options to purchase an aggregate of up to 2,300,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms. Options to purchase 660,000 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2003 at an exercise price of $0.46 per share.

Options to purchase 536,500 shares of the Corporation's common stock at an exercise price of $0.40 per share were granted under the Plan issuable related to fiscal 2002. Vesting of the non-discretionary portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual non-discretionary awards that did not vest due to failure to achieve goals, vest in November 2010. Vesting of the discretionary portion is based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and the office backlog as of the end of the year to name the most significant criteria among others. All unvested discretionary options are returned to the Plan for future grants. A total of 290,000 options to purchase shares of common stock vested at January 31, 2002 relative to fiscal 2002. Additionally, 450,000 options to purchase shares of common stock of the Company were issued to the former majority owner of Tri-State Restorations, Inc. See Note 13.

Options to purchase 362,000 shares of the Corporation's common stock at an exercise price of $0.53 per share were granted under the Plan issuable related to fiscal 2001. Vesting of the non-discretionary portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual non-discretionary awards that did not vest due to failure to achieve goals vest in November 2009. Vesting of the discretionary portion is based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and the office backlog as of the end of the year to name the most significant criteria among others. All unvested discretionary options are returned to the Plan for future grants. A total of 239,000 options to purchase shares of common stock vested at January 31, 2001 relative to fiscal 2001.

Options to purchase 364,000 shares of the Corporation's common stock at an exercise price of $0.87 per share were granted under the Plan issuable related to fiscal 2000. Vesting of the non-discretionary portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual non-discretionary awards that did not vest due to failure to achieve goals vest in November 2008. Vesting of the discretionary portion is based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and the office backlog as of the end of the year to name the most significant criteria among others. All unvested discretionary options are returned to the Plan for future grants. A total of 196,500 options to purchase shares of common stock vested at January 31, 2000 relative to fiscal 2000.

The following table summarizes information with respect to the Plan for the three years ended January 31, 2002.

                                                                          OPTION
                                                 NUMBER OF           PRICE RANGE
                                                    SHARES              PER SHARE
                                             ------------------------------------
OUTSTANDING AT JANUARY 31, 1999                  1,431,333         $0.36 - $1.91

Granted                                            364,100         $0.53 - $0.87
Cancelled - Reusable                               (79,350)        $0.36 - $0.87
Exercised                                          (24,000)        $0.36 - $0.66
                                             -------------

OUTSTANDING AT JANUARY 31, 2000                  1,692,083         $0.36 - $1.91

Granted                                            544,500         $0.40 - $0.53
Cancelled - Reusable                               (28,500)        $0.53 - $0.87
                                             -------------

OUTSTANDING AT JANUARY 31, 2001                  2,208,083         $0.36 - $1.91

Granted                                          1,137,500         $0.40 - $0.46
Cancelled - Reusable                              (234,250)        $0.40 - $1.63
Exercised                                          (25,000)        $        0.36
                                             -------------

OUTSTANDING AT JANUARY 31, 2002                  3,086,333         $0.36 - $1.91
                                             =============

EXERCISABLE  AT JANUARY 31, 2002                 1,610,833         $0.36 - $1.91
                                             =============



The weighted average life of the options outstanding at January 31, 2002 and 2001 and the weighted average exercise price of vested options at January 31, 2002 and 2001 was 6.8 years and 6.8 years, respectively, and $0.54 and $0.56, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2002 and 2001: risk-free interest rates of 5% and 7% in fiscal 2002 and 2001, respectively; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 0.88 and 1.39 in fiscal 2002 and 2001, respectively; and a weighted-average expected life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                    FISCAL          FISCAL
                                                                                      02               01
                                                                                      --               --
Pro forma net income (loss) from continuing operations                         $(1,780,000)         $(45,000)
Pro forma earnings (loss) per share from continuing operations (basic)         $     (0.19)        $   (0.01)
Pro forma earnings (loss) per share from continuing operations (dilutive)      $     (0.19)        $   (0.01)


The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 2002.

                                                                          OPTION
                                                       NUMBER OF     PRICE RANGE
                                                          SHARES       PER SHARE

OUTSTANDING AT JANUARY 31, 1999                          20,000      $0.60-$0.65

No Activity                                                --               --
                                                   ------------

OUTSTANDING AT JANUARY 31, 2000                          20,000      $0.60-$0.65

No Activity                                                --               --
                                                   ------------

OUTSTANDING AT JANUARY 31, 2001                          20,000      $0.60-$0.65

Cancelled - Reusable                                    (10,000)    $       0.60
                                                   ------------


OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2002          10,000     $       0.65
                                                   ============

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan") which provides for the grant of options to purchase an aggregate of up to 250,000 shares of the Corporation's common stock. Options to purchase 50,000 shares of the Corporation's common stock at an exercise price of $0.60 per share have been granted under the Employee Director Plan. At January 31, 2002, all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 600,000 shares of the Corporation's common stock. Options to purchase 290,250 shares of the Corporation's common stock at prices ranging from $0.36 per share to $1.39 per share have been granted under the Non-Employee Directors Plan. At January 31, 2002, all of the options granted under the Non-Employee Directors Plan were exercisable.

No pro forma information is presented relative to the non-qualified stock option plan, the Employee Director Plan or the Non-Employee Directors Plan as the effect is either immaterial or non-existent.


NOTE 11 - STOCK WARRANTS

At January 31, 2002 and 2001, the Corporation had 250,000 fully vested warrants outstanding. The exercise price of the warrants range from $1.20 per share to $2.50 per share expiring in fiscal 2004. These warrants were issued in conjunction with shareholder relations and investment banking agreements.

During fiscal 2000, 30,000 warrants with an exercise price of $0.50 per share were exercised for 30,000 shares of the Corporation's common stock.


NOTE 12 - PREFERRED STOCK

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, will grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995, March 6, 2000 and March 21, 2001 Board of Directors meetings, the issuance of one third of the shares (280,071, 259,696 and 259,696 common shares, respectively) covered by the aforementioned right was approved. At January 31, 2002 and 2001, there were -0- and 280,071 common stock rights outstanding, respectively. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to pursue such a listing; therefore, the Recapitalization was indefinitely postponed.

At January 31, 2002, there were 6,000 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $10,000 at January 31, 2002.

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


NOTE 13 - ACQUISITION

Effective May 31, 2001, PDG Environmental, Inc. and subsidiaries (the "Company") entered into an agreement (the "Agreement") with Tri-State Restorations, Inc. ("Tri-State") and Timothy Vitta and Thomas Stevens (collectively "the Principals") for the purchase of selected assets and assumption of contracts of Tri-State. Tri-State owned and operated a business which conducted environmental remediation, demolition and asbestos abatement. The acquisiton was accounted for under the purchase method of accounting and the results of Tri-State subsequent to June 1, 2001 were included in the Company's results.

As consideration for the purchase, the Company paid Tri-State $541,000 in cash, $150,000 in the form of a subordinated note at 6 1/2% interest due May 31, 2002 and 300,000 shares of the Company's common stock (valued at $189,000) and entered into a three-year employment agreement with the Principals that provides for additional compensation in addition to an annual salary. Additional compensation consists of 60% of the annual operating income generated by the former Tri-State operation in excess of $150,000 for the years June 1, 2001 through May 31, 2002 and June 1, 2002 through May 31, 2003 and 60% of the annual operating income generated by the former Tri-State operation in excess of $200,000 for the period June 1, 2003 through May 31, 2004. The additional compensation is payable annually to the Principals on August 31 of each year.

Additionally, the former majority owner of Tri-State received options for 450,000 shares of the Company's common stock at an exercise price of $0.50 per share. The options vest at a rate of 150,000 per year beginning June 15, 2002 and each of the two successive years. No vesting will occur in a year that the earnings quota is not reached for the former Tri-State operation, except that if 50% of the earnings quota is reached, 50% of the options will vest for that year and pro rata from 50% to 100%. Any options not earned and awarded for the achievement of the aforementioned earnings quota will vest on June 14, 2010. The options expire on June 14, 2011.

The goodwill associated with the acquisition ($339,000) was being amortized on a straight-line basis over 15 years and the customer list is being amortized on a straight-line basis over 5 years. Beginning February 1, 2002, in accordance with SFAS 142 amortization of goodwill will cease.

Tri-State's revenues for the years ended December 31, 2000 and 1999 were $11,665,000 and $9,588,000, respectively.

The following unaudited pro forma condensed results of operations assume that the acquisition of Tri-State was consummated on February 1, 2000.

                                                    Years ended January 31,
                                                   2002                2001
                                               ------------        ------------
Contract revenues                              $ 44,215,000        $ 46,249,000
Contract costs                                   39,660,000          38,012,000
                                               ------------        ------------
Gross margin                                      4,555,000           8,237,000
Selling, general & administrative                 5,354,000           6,205,000
Depreciation & amortization                         568,000           1,289,000
                                               ------------        ------------
Income (loss) from operations                    (1,367,000)            743,000
Other income (expense)                             (258,000)           (257,000)
                                               ------------        ------------
Income (loss) before income taxes                (1,625,000)            486,000
Income tax provision                                 30,000              82,000
                                               ------------        ------------

Net Income (Loss)                              $ (1,655,000)       $    404,000
                                               ============        ============

Net income (loss) per common shares            $      (0.17)       $       0.04
                                               ============        ============
Weighted average shares outstanding               9,511,000           9,347,000
                                               ============        ============

Effective April 3, 2000, the Corporation entered into an agreement ("the Agreement") with Lincoln Cristi, Inc. ("Lincoln") and the majority owners of Lincoln for the purchase of selected assets and the assumption of the contracts of Lincoln. Lincoln owned and operated a business that conducted asbestos abatement in the Northwestern United States. The acquisition was accounted for under the purchase method of accounting and the results of Lincoln subsequent to April 1, 2000 were included in the Company's results. As consideration for the purchase, the Corporation paid Lincoln and the owners of Lincoln a combination of cash and the Corporation's Common Stock and entered into an employment agreement with the former majority owners of Lincoln that provides for a performance bonus in addition to annual salary. The performance bonus expired March 31, 2001 with the termination of the two majority owners of Lincoln.

The goodwill associated with the acquisition was being amortized on a straight-line basis over 15 years and the covenant not to compete and customer lists are being amortized on a straight-line basis over 5 years.

Additionally, in April 2000, the Corporation acquired the fixed assets of an asbestos abatement company operating in the metropolitan Chicago area and an insulation company operating in the Houston area.

NOTE 14 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  FOR THE YEARS ENDED JANUARY 31,
                                                                       2002             2001               2000
                                                                   -----------------------------------------------
NUMERATOR:

Income (loss) before discontinued operations                       $(1,601,000)      $   173,000       $   246,000
Preferred stock dividends                                               (1,000)           (1,000)           (1,000)
                                                                   -----------       -----------       -----------
Numerator for basic earnings per share--income available
      to common stockholders                                        (1,602,000)          172,000           245,000

Effect of dilutive securities:
      Preferred stock dividends                                          1,000             1,000             1,000
                                                                   -----------       -----------       -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                       $(1,601,000)      $   173,000       $   246,000
                                                                   ===========       ===========       ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average           9,211,000         8,731,000         8,394,000
       shares

Effect of dilutive securities:
     Employee stock options                                               --             288,000           409,000
     Warrants                                                             --                --               6,000
  Convertible preferred stock                                             --              28,000            27,000
                                                                   -----------       -----------       -----------

Dilutive potential common shares                                          --             316,000           442,000
                                                                   -----------       -----------       -----------
  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                    9,211,000         9,047,000         8,836,000
                                                                   ===========       ===========       ===========

BASIC EARNINGS (LOSS) PER SHARE                                    $     (0.17)      $      0.02       $      0.03
                                                                   ===========       ===========       ===========

DILUTED EARNINGS (LOSS) PER SHARE                                  $     (0.17)      $      0.02       $      0.03
                                                                   ===========       ===========       ===========


At January 31, 2002, 2001 and 2000; 1,961,083, 695,583 and 465,333 options, and
-0-, 250,000 and 131,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $554,000, $448,000 and $343,000 for the years ended January 31, 2002, 2001 and 2000, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2002 aggregated $1,224,000 and payments due during the next five fiscal years are as follows: 2003 - $533,000, 2004 - $398,000, 2005 - $188,000, 2006 $78,000 and 2007 - $27,000,.

NOTE 16 - QUARTERLY RESULTS (UNAUDITED)

The Company had the following results by quarter:

                                      FIRST              SECOND            THIRD             FOURTH
                                     QUARTER            QUARTER            QUARTER           QUARTER             YEAR
                                     -------            -------            -------           -------             ----

YEAR ENDING JANUARY 31, 2002

Revenues                          $  5,823,000       $ 10,718,000       $ 12,184,000       $ 13,862,000       $ 42,587,000

Gross margin                           325,000          1,007,000          1,638,000          1,288,000          4,258,000

Net income (loss)                 $   (996,000)      $   (318,000)      $     90,000       $   (377,000)      $ (1,601,000)

Earnings per share
  Basic                           $      (0.11)      $      (0.03)      $       0.01       $      (0.04)      $      (0.17)
  Diluted                         $      (0.11)      $      (0.03)      $       0.01       $      (0.04)      $      (0.17)


YEAR ENDING JANUARY 31, 2001

Revenues                          $  8,067,000       $  8,770,000       $  9,230,000       $  8,517,000       $ 34,584,000

Gross margin                         1,022,000          1,319,000          1,068,000          1,574,000          4,983,000

Net income (loss)                 $     61,000       $    232,000       $   (410,000)      $    290,000       $    173,000

Earnings per share
  Basic                           $       0.01       $       0.03       $      (0.05)      $       0.03       $       0.02
  Diluted                         $       0.01       $       0.03       $      (0.05)      $       0.03       $       0.02

                             PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               FOR THE YEARS ENDED
                         JANUARY 31, 2002, 2001 AND 2000



                                                    BALANCE AT          ADDITIONS                             BALANCE
                                                    BEGINNING            CHARGED                              AT CLOSE
                                                     OF YEAR            TO INCOME        DEDUCTIONS(1)        OF YEAR
                                                  ==============     ================  ===============     ==============
2002
Allowance for doubtful accounts                   $            -     $        200,000  $        70,000     $      130,000
                                                  ==============     ================  ===============     ==============

2001
Allowance for doubtful accounts                   $            -     $       35,000    $        35,000     $            -
                                                  ==============     ==============    ===============     ==============

2000
Allowance for doubtful accounts                   $            -     $        2,000    $         2,000     $            -
                                                  ==============     ==============    ===============     ==============


(1)Uncollectible accounts written off, net of recoveries.