Form 10-Q
period 2002-04-30
PDG ENVIRONMENTAL INC
filed 2002-06-14
CIK 771485

                                                                     (conformed)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2002 OR


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


                                  412-243-3200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                      ---     ---

As of June 8, 2002, there were 9,372,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                                        PAGE


    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of April 30, 2002 (unaudited) and                                 3
              January 31, 2002

         (b)   Consolidated Statements of Operations for the Three Months Ended April 30, 2002                           4
              and 2001 (unaudited)

         (c)   Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2002                           5
              and 2001 (unaudited)

         (d)   Notes to Consolidated Financial Statements (unaudited)                                                    6


    Item 2.    Management's Discussion and Analysis of Financial Condition and Results of

               Operations                                                                                                8


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                         10

    Item 3.   Defaults Upon Senior Securities                                                                           10

    Item 6.   Exhibits and Reports on Form 8-K                                                                          10

    Signatures                                                                                                          11

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          APRIL 30,      JANUARY 31,
                                                            2002           2002*
                                                        ------------    ------------
ASSETS                                                  (UNAUDITED)

CURRENT ASSETS
Cash and short-term investments                         $     44,000    $    373,000
Accounts receivable - net                                 12,213,000      12,723,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                    2,159,000       2,817,000
Inventory                                                    532,000         461,000
Other current assets                                         961,000         379,000
                                                        ------------    ------------

TOTAL CURRENT ASSETS                                      15,909,000      16,753,000

PROPERTY, PLANT AND EQUIPMENT                              7,978,000       7,922,000
Less:  accumulated depreciation                           (6,184,000)     (5,960,000)
                                                        ------------    ------------
                                                           1,794,000       1,962,000

GOODWILL                                                     582,000         582,000

OTHER ASSETS                                                 454,000         491,000
                                                        ------------    ------------

TOTAL ASSETS                                            $ 18,739,000    $ 19,788,000
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                        $  5,249,000    $  6,166,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                 1,760,000       1,164,000
Current portion of long-term debt                            552,000         551,000
Accrued liabilities                                        2,058,000       2,381,000
                                                        ------------    ------------

TOTAL CURRENT LIABILITIES                                  9,619,000      10,262,000

LONG-TERM DEBT                                             5,373,000       5,582,000
MINORITY INTEREST                                             23,000               -

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                     14,000          14,000
Common stock                                                 189,000         189,000
Additional paid-in capital                                 8,110,000       8,108,000
Deferred compensation                                        (41,000)        (46,000)
(Deficit) retained earnings                               (4,510,000)     (4,283,000)
Less treasury stock                                          (38,000)        (38,000)
                                                        ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                 3,724,000       3,944,000
                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 18,739,000    $ 19,788,000
                                                        ============    ============

*Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED APRIL 30,
                                                          ----------------------------
                                                              2002            2001
                                                          ------------    ------------

CONTRACT REVENUE                                          $ 10,900,000    $  5,823,000
CONTRACT COSTS                                               9,981,000       5,498,000
                                                          ------------    ------------

Gross margin                                                   919,000         325,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 1,067,000       1,243,000
                                                          ------------    ------------

Income (loss) from operations                                 (148,000)       (918,000)

OTHER INCOME (EXPENSE):
  Interest expense                                             (96,000)        (85,000)
  Interest and other income                                     13,000           7,000
                                                          ------------    ------------

                                                               (83,000)        (78,000)
                                                          ------------    ------------

Income (loss) before minority interest and income taxes       (231,000)       (996,000)

INCOME TAX PROVISION                                                 -               -

MINORITY INTEREST                                                4,000               -
                                                          ------------    ------------


NET INCOME (LOSS)                                         $   (227,000)   $   (996,000)
                                                          ============    ============

PER SHARE OF COMMON STOCK:

BASIC                                                     $      (0.02)   $      (0.11)
                                                          ============    ============

DILUTIVE                                                  $      (0.02)   $      (0.11)
                                                          ============    ============

AVERAGE COMMON SHARE EQUILIVENTS OUTSTANDING                 9,370,000       8,899,000

AVERAGE DILUTIVE COMMON SHARE EQUILIVENTS
OUTSTANDING                                                          -               -
                                                          ------------    ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUILIVENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                            9,370,000       8,899,000
                                                          ============    ============





See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED APRIL 30,
                                                         --------------------------
                                                            2002           2001
                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $  (227,000)   $  (996,000)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH:
    Depreciation and amortization                            267,000        322,000
    Contingent acquisition consideration                    (219,000)             -
    Stock based compensation                                   5,000              -
    Minority interest                                         (4,000)             -
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                      510,000        754,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                               658,000         87,000
    Inventory                                                (71,000)       (28,000)
    Other current assets                                    (404,000)      (265,000)
    Accounts payable                                      (1,095,000)      (231,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                               596,000       (115,000)
    Accrued liabilities                                     (104,000)       (83,000)
                                                         -----------    -----------

                                                              90,000        119,000
                                                         -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                        (88,000)      (555,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                (56,000)      (297,000)
    Acquisition of Businesses                                      -       (129,000)
    Other venture's capitalization of joint venture           27,000              -
    Increase in other assets                                  (6,000)        (9,000)
                                                         -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                        (35,000)      (435,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                             -        936,000
    Exercise of stock options                                  2,000              -
    Principal payments on debt                              (208,000)      (120,000)
                                                         -----------    -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (206,000)       816,000
                                                         -----------    -----------

Net Decrease in Cash and Short-Term Investments             (329,000)      (174,000)
Cash and Short-Term Investments, Beginning of Period         373,000        214,000
                                                         -----------    -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD           $    44,000    $    40,000
                                                         ===========    ===========




See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2002
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc.'s (the "Corporation") and its wholly-owned subsidiaries. In the first quarter of fiscal 2003 the Company formed IAQ Training Institute a 50/50 joint venture to provide training in toxic mold remediation.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended April 30, 2002 were of a normal, recurring nature. The amounts presented for the three months ended April 30, 2002 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-KSB of the Corporation for the year ended January 31, 2002 dated March 28, 2002, which should be read in conjunction with this quarterly report.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENT

The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective February 1, 2002. SFAS 142 addresses the financial and accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company does not anticipate any impairment charges relative to goodwill. Non amortization of goodwill in fiscal 2003 will eliminate a $37,000 annual charge.

NOTE 3 - FEDERAL INCOME TAXES

No federal income tax has been provided for the three months ended April 30, 2002 due to the loss in the current period and the existence of unused net operating loss carryforwards. No state income taxes were provided due to the loss in the current period.

Income taxes paid by the Corporation for the three months ended April 30, 2002 and 2001 totaled approximately $62,000 and $47,000, respectively.

NOTE 4 - LINE OF CREDIT

On August 3, 2000, the Corporation closed on a new $4.7 million credit facility with Sky Bank, an Ohio banking association, consisting of a 3-year $3 million revolving line of credit, a 5-year $1 million equipment note, a 15-year $0.4 million mortgage and a 5-year $0.3 million commitment for future equipment financing. The new financing repaid all of the Company's existing debt..

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

In November 2000, Sky Bank approved a $1.5 million increase in the line of credit to $4.5 million to fund the proposed acquisition of Tri-State Restorations, Inc. ("Tri-State"), an asbestos abatement and demolition company in California. Additionally, Sky Bank increased the commitment for future equipment financing by $0.3 million to $0.6 million. In April 2001 and June 2001, the Company borrowed $273,000 and $283,000, respectively, against the commitment for future equipment financing to fund the fixed asset portion of the Tri-State acquisition and to fund other equipment purchases. In August 2001 the remaining $44,000 was borrowed against the commitment for future equipment financing to fund equipment purchases. The acquisition of Tri-State closed on June 1, 2001.

On April 30, 2002, the balance on the line of credit was $4,000,000 with an unused availability of $500,000.

On May 6, 2002 Sky Bank increased the line of credit by $750,000 to $5.25 million for a ninety day period.

The Corporation paid interest costs totaling approximately $99,000 and $85,000 during the three months ended April 30, 2002 and 2001, respectively.

NOTE 5 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $10,000 at April 30, 2002. At April 30, 2002, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder in addition to common shares for accrued but unpaid interest.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 6 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   FOR THE THREE MONTHS
                                                                      ENDED APRIL 30,
                                                                   2002            2001
                                                                -----------    -----------
NUMERATOR:

Net Income (loss)                                               $  (227,000)   $  (996,000)
Preferred stock dividends                                                 -              -
                                                                -----------    -----------
Numerator for basic earnings per share--income available
      to common stockholders                                       (227,000)      (996,000)

Effect of dilutive securities:
      Preferred stock dividends                                           -              -
                                                                -----------    -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                    $  (227,000)   $  (996,000)
                                                                ===========    ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                        9,370,000      8,899,000

Effect of dilutive securities                                             -              -
                                                                -----------    -----------
  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                 9,370,000      8,899,000
                                                                ===========    ===========

BASIC EARNINGS PER SHARE                                        $     (0.02)   $     (0.11)
                                                                ===========    ===========

DILUTED EARNINGS PER SHARE                                      $     (0.02)   $     (0.11)
                                                                ===========    ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2002 AND 2001

During the three months ended April 30, 2002 ("Fiscal 2003"), the Corporation's contract revenues increased to $10.9 million compared to $5.8 million in the three months ended April 30, 2001 ("Fiscal 2002") due in part to $2.2 million of revenues from a significant project in New York and the inclusion of $1.7 million of revenues from the Los Angeles office acquired June 1, 2001. The fiscal 2002 revenues were adversely impacted by delays in commencing contracts in response to the general economic slowdown.

The Corporation's gross margin increased to $0.9 million in the first quarter of fiscal 2003 compared to $0.3 million in the first quarter of fiscal 2002. The increase in gross margin is due to the increased levels of revenues in the current fiscal quarter.

Selling, general and administrative expenses decreased to $1.1 million in the current fiscal quarter as compared to $1.2 million in the three months ended April 30, 2001. This decrease was due to reversal of $0.2 million of contingent purchase consideration offset by additional costs for the Los Angeles office.

The Corporation reported a loss from operations of $0.15 million for the three months ended April 30, 2002 compared to a loss from operations of $0.92 million for the three months ended April 30, 2001 as a direct result of the factors discussed above.

Interest expense increased to $0.1 million in the current quarter as compared to $0.08 million in the same quarter of a year ago due to a higher level of borrowings to support operations and the borrowings associated with the acquisition of the Los Angeles office acquired June 1, 2001.

During the quarters ended April 30, 2002 and 2001, the Corporation made no provision for federal income taxes due to the loss in the quarters and the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the current quarter or prior fiscal quarter due to the loss.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 2002, the Corporation's cash decreased by $0.33 million to $0.04 million.

Cash used by operating activities totaled $0.09 million in the three months ended April 30, 2001. Cash outflows included the $0.23 million net loss incurred during the current three months, a $0.22 million decrease in contingent acquisition consideration to reflect current period losses at the former Tri-State (Los Angeles) office, a $0.07 million increase in inventories, $0.4 million due to a increase in other current assets, a $1.1 million decrease in accounts payable and a $0.1 million decrease in accrued liabilities related to the timing of payments. These cash outflows were partially offset by cash inflows including a $0.51 million decrease in accounts receivables, a $0.66 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.60 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and $0.27 million of depreciation and amortization.

The decrease in cash and short term investments during the first quarter of fiscal 2003 is attributable to the aforementioned cash outflows from operations of $0.09 million, cash outflows for investing activities of $0.035 million, which included $0.06 million for the purchase of property, plant and equipment partially offset by the other venturee's capital contribution of $0.03 million to the IAQ joint venture and $0.21 million of cash outflows associated with financing activities due to the repayment of debt.

At April 30, 2002, the Corporation's backlog totaled $32.6 million ($22.3 million on fixed fee contracts and $10.3 million on time and materials or unit price contracts).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At April 30, 2002, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $10,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
                              EXHIBIT INDEX                 PAGES OF SEQUENTIAL
                       EXHIBIT NO. AND DESCRIPTION           NUMBERING SYSTEM




(b)     Reports on Form 8-K


During the three months ended April 30, 2002 the registrant filed the second and third amendments (dated February 11, 2002 and March 14, 2002, respectively) to its Form 8-K filed in connection with the acquisition of Tri-State Restorations, Inc..

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PDG ENVIRONMENTAL, INC.




                                 by   /s/John C. Regan
                                   --------------------------------------------
                                       John C. Regan
                                       Chairman and Chief Executive Officer











    Date:  June 14, 2002