Form 10-Q
period 2002-07-31
PDG ENVIRONMENTAL INC
filed 2002-09-16
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2002 OR


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

As of September 8, 2002, there were 9,372,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                          PAGE


    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of July 31, 2002 (unaudited) and                   3
              January 31, 2002

         (b)  Consolidated Statements of Operations for the Three Months Ended July 31, 2002              4
              and 2001 (unaudited)

         (c)  Consolidated Statements of Operations for the Six Months Ended July 31, 2002                5
              and 2001 (unaudited)

         (d)  Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2002                6
              and 2001 (unaudited)

         (e)  Notes to Consolidated Financial Statements (unaudited)                                      7


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                 10


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                          13

    Item 3.   Defaults Upon Senior Securities                                                            13

    Item 4.   Submission of Matters to a Vote of Security Holders                                        13

    Item 6.   Exhibits and Reports on Form 8-K                                                           14

    Signatures                                                                                           15

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          JULY 31,       JANUARY 31,
                                                            2002            2002*
                                                        ------------    ------------
ASSETS                                                  (UNAUDITED)

CURRENT ASSETS
Cash and short-term investments                         $     83,000    $    373,000
Accounts receivable - net                                 11,663,000      12,723,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                    3,267,000       2,817,000
Inventory                                                    474,000         461,000
Other current assets                                         685,000         379,000
                                                        ------------    ------------

TOTAL CURRENT ASSETS                                      16,172,000      16,753,000

PROPERTY, PLANT AND EQUIPMENT                              7,679,000       7,922,000
Less: accumulated depreciation                            (6,116,000)     (5,960,000)
                                                        ------------    ------------
                                                           1,563,000       1,962,000

GOODWILL                                                     582,000         582,000

OTHER ASSETS                                                 406,000         491,000
                                                        ------------    ------------

TOTAL ASSETS                                            $ 18,723,000    $ 19,788,000
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                        $  5,585,000    $  6,166,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                 1,410,000       1,164,000
Current portion of long-term debt                            541,000         551,000
Accrued liabilities                                        1,607,000       2,381,000
                                                        ------------    ------------

TOTAL CURRENT LIABILITIES                                  9,143,000      10,262,000

LONG-TERM DEBT                                             5,412,000       5,582,000
MINORITY INTEREST                                             22,000            --

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                     14,000          14,000
Common stock                                                 189,000         189,000
Additional paid-in capital                                 8,110,000       8,108,000
Deferred compensation                                        (36,000)        (46,000)
(Deficit) retained earnings                               (4,093,000)     (4,283,000)
Less treasury stock                                          (38,000)        (38,000)
                                                        ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                 4,146,000       3,944,000
                                                        ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 18,723,000    $ 19,788,000
                                                        ============    ============

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                              FOR THE THREE MONTHS
                                                                  ENDED JULY 31,
                                                          ----------------------------
                                                                  2002            2001
                                                          ------------    ------------

CONTRACT REVENUE                                          $ 12,227,000    $ 10,718,000
CONTRACT COSTS                                              10,669,000       9,711,000
                                                          ------------    ------------

Gross margin                                                 1,558,000       1,007,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 1,316,000       1,226,000
                                                          ------------    ------------

Income (loss) from operations                                  242,000        (219,000)

OTHER INCOME (EXPENSE):
  Interest expense                                            (105,000)       (101,000)
  Gain on sale of St. Louis operation                          273,000               -
  Interest and other income                                     21,000           2,000
                                                          ------------    ------------

                                                               189,000         (99,000)
                                                          ------------    ------------

Income (loss) before minority interest and income taxes        431,000        (318,000)

INCOME TAX PROVISION                                           (16,000)              -

MINORITY INTEREST                                                2,000               -
                                                          ------------    ------------


NET INCOME (LOSS)                                         $    417,000    $   (318,000)
                                                          ============    ============

PER SHARE OF COMMON STOCK:

BASIC                                                     $       0.04    $      (0.03)
                                                          ============    ============

DILUTIVE                                                  $       0.04    $      (0.03)
                                                          ============    ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                 9,372,000       9,241,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                    143,000               -
                                                          ------------    ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                            9,515,000       9,241,000
                                                          ============    ============





See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                               FOR THE SIX MONTHS
                                                                  ENDED JULY 31,
                                                          ----------------------------
                                                                  2002            2001
                                                          ------------    ------------

CONTRACT REVENUE                                          $ 23,127,000    $ 16,541,000
CONTRACT COSTS                                              20,650,000      15,209,000
                                                          ------------    ------------

Gross margin                                                 2,477,000       1,332,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 2,383,000       2,469,000
                                                          ------------    ------------

Income (loss) from operations                                   94,000      (1,137,000)

OTHER INCOME (EXPENSE):
  Interest expense                                            (201,000)       (186,000)
  Gain on sale of St. Louis operation                          273,000               -
  Interest and other income                                     34,000           9,000
                                                          ------------    ------------

                                                               106,000        (177,000)
                                                          ------------    ------------

Income (loss) before minority interest and income taxes        200,000      (1,314,000)

INCOME TAX PROVISION                                           (16,000)              -

MINORITY INTEREST                                                6,000               -
                                                          ------------    ------------


NET INCOME (LOSS)                                         $    190,000    $ (1,314,000)
                                                          ============    ============

PER SHARE OF COMMON STOCK:

BASIC                                                     $       0.02    $      (0.14)
                                                          ============    ============

DILUTIVE                                                  $       0.02    $      (0.14)
                                                          ============    ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                 9,371,000       9,073,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                    232,000               -
                                                          ------------    ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                            9,603,000       9,073,000
                                                          ============    ============





See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE SIX MONTHS
                                                               ENDED JULY 31,
                                                         -------------------------

                                                                2002           2001
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                        $   190,000    $(1,314,000)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH:
    Depreciation and amortization                            508,000        577,000
    Contingent acquisition consideration                    (219,000)        90,000
    Stock based compensation                                  10,000              -
    Gain on sale of St. Louis operation                     (273,000)             -
    Minority interest                                         (6,000)             -
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                    1,060,000     (2,965,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                              (450,000)       (18,000)
    Inventory                                                (28,000)       (42,000)
    Other current assets                                      88,000       (114,000)
    Accounts payable                                        (975,000)     1,751,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                               246,000        586,000
    Accrued liabilities                                     (525,000)      (168,000)
                                                         -----------    -----------
                                                            (584,000)      (970,000)
                                                         -----------    -----------

NET CASH USED BY OPERATING ACTIVITIES                       (374,000)    (1,617,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment               (133,000)      (610,000)
    Acquisition of Businesses                                      -       (776,000)
    Other venture's capitalization of joint venture           28,000              -
    Proceeds from sale of St. Louis operation                380,000              -
    Increase in other assets                                 (13,000)       (24,000)
                                                         -----------    -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES             262,000     (1,410,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                        50,000      2,940,000
    Exercise of stock options                                  2,000              -
    Principal payments on debt                              (230,000)      (121,000)
                                                         -----------    -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            (178,000)     2,819,000
                                                         -----------    -----------

Net Decrease in Cash and Short-Term Investments             (290,000)      (208,000)
Cash and Short-Term Investments, Beginning of Period         373,000        214,000
                                                         -----------    -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD           $    83,000    $     6,000
                                                         ===========    ===========




See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JULY 31, 2002
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. In the first quarter of fiscal 2003, the Corporation formed IAQ Training Institute a 50/50 joint venture to provide training in mold awareness and remediation.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and six months ended July 31, 2002 were of a normal, recurring nature. The amounts presented for the three and six months ended July 31, 2002 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 2002 dated March 28, 2002 and the Quarterly Report on Form 10-Q of the Corporation for the quarter ended April 30, 2002 dated June 14, 2002, which should be read in conjunction with this quarterly report.


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

NOTE 3 - FEDERAL INCOME TAXES

No federal income tax has been provided for the six months ended July 31, 2002 due to the existence of unused net operating loss carryforwards. A state income tax provision was made in the current period due to income in the current year. No state income taxes were provided in the prior year period due to the loss in the prior fiscal year.

Income taxes paid by the Corporation for the six months ended July 31, 2002 and 2001 totaled approximately $63,000 and $78,000, respectively.

NOTE 4 - SALE OF ST. LOUIS OPERATION

On July 12, 2002, the Corporation entered into an agreement for the sale of selected assets and assignment of contracts of the St. Louis operation. As consideration for the sale, the Corporation was paid $380,000 in cash. The Corporation recognized a gain of $273,000 from the sale of the St. Louis operation in the second fiscal quarter ending July 31, 2002. Revenues of the St. Louis operation for fiscal 2002 were $2.2 million.

NOTE 5 - LINE OF CREDIT

On August 3, 2000, the Corporation closed on a $4.7 million credit facility with Sky Bank, an Ohio banking association, consisting of a 3-year $3 million revolving line of credit, a 5-year $1 million equipment note, a 15-year $0.4 million mortgage and a 5-year $0.3 million commitment for future equipment financing. The financing repaid all of the Company's existing debt.

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

In November 2000, Sky Bank approved a $1.5 million increase in the line of credit to $4.5 million to fund the proposed acquisition of Tri-State Restorations, Inc. ("Tri-State"), an asbestos abatement and demolition company in California. Additionally, Sky Bank increased the commitment for future equipment financing by $0.3 million to $0.6 million. In April 2001 and June 2001, the Company borrowed $273,000 and $283,000, respectively, against the commitment for future equipment financing to fund the fixed asset portion of the Tri-State acquisition and to fund other equipment purchases. In August 2001, the remaining $44,000 was borrowed against the commitment for future equipment financing to fund equipment purchases. The acquisition of Tri-State closed on June 1, 2001.

On May 6, 2002 Sky Bank increased the line of credit by $750,000 to $5.25 million for a ninety-day period. In July 2002, the Corporation and Sky Bank reached an agreement whereby the Corporation's availability on the line of credit would be reduced by $50,000 on August 6, 2002, by $100,000 each for the successive five months and by $200,000 on February 6, 2003 thereby eliminating the $750,000 increase. Additionally in August 2002, the Corporation agreed to pay $100,000 of the proceeds from the sale of the St. Louis operation to reduce the balance outstanding on the equipment notes with Sky Bank.

On July 31, 2002, the balance on the line of credit was $4,150,000 with an unused availability of $1,100,000.

The Corporation paid interest costs totaling approximately $198,000 and $173,000 during the three months ended July 31, 2002 and 2001, respectively.

NOTE 6 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $11,000 at July 31, 2002. At July 31, 2002, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder in addition to common shares for accrued but unpaid interest.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 7 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                    FOR THE SIX MONTHS
                                                                      ENDED JULY 31,
                                                                       2002           2001
                                                                -----------    -----------
NUMERATOR:

Net Income (loss)                                               $   190,000    $(1,314,000)
Preferred stock dividends                                            (1,000)        (1,000)
                                                                -----------    -----------
Numerator for basic earnings per share--income available
      to common stockholders                                        189,000     (1,315,000)

Effect of dilutive securities:
      Preferred stock dividends                                       1,000          1,000
                                                                -----------    -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                    $   190,000    $(1,314,000)
                                                                ===========    ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                        9,371,000      9,073,000

Effect of dilutive securities:

 Employee Stock Options                                             232,000              -
                                                                -----------    -----------

Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                 9,603,000      9,073,000
                                                                ===========    ===========

BASIC EARNINGS PER SHARE                                        $      0.02    $     (0.14)
                                                                ===========    ===========

DILUTED EARNINGS PER SHARE                                      $      0.02    $     (0.14)
                                                                ===========    ===========

                                                                  FOR THE THREE MONTHS
                                                                      ENDED JULY 31,
                                                                       2002          2001
                                                                -----------   -----------
NUMERATOR:

Net Income (loss)                                               $   417,000   $  (318,000)
Preferred stock dividends                                                 -             -
                                                                -----------   -----------
Numerator for basic earnings per share--income available
      to common stockholders                                        417,000      (318,000)

Effect of dilutive securities:
      Preferred stock dividends                                           -             -
                                                                -----------   -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                    $   417,000   $  (318,000)
                                                                ===========   ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                        9,372,000     9,241,000

Effect of dilutive securities:

Employee Stock Options                                              114,000             -
Convertible Preferred Stock                                          29,000             -
                                                                -----------   -----------

                                                                    143,000             -
                                                                -----------   -----------

Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                 9,515,000     9,241,000
                                                                ===========   ===========

BASIC EARNINGS PER SHARE                                        $      0.04   $     (0.03)
                                                                ===========   ===========

DILUTED EARNINGS PER SHARE                                      $      0.04   $     (0.03)
                                                                ===========   ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SIX MONTHS ENDED JULY 31, 2002 AND 2001

During the six months ended July 31, 2002 ("Fiscal 2003"), the Corporation's contract revenues increased to $23.1 million compared to $16.5 million in the six months ended July 31, 2001 ("Fiscal 2002") due in part to $3.0 million of revenues from a significant project in New York and the inclusion of $2.2 million of revenues for the period February 1, 2002 to May 31, 2002 from the Los Angeles office where no revenues were generated in the prior year fiscal period as the operation was acquired June 1, 2001. The fiscal 2002 revenues were adversely impacted by delays in commencing contracts in response to the general economic slowdown.

The Corporation's gross margin increased to $2.5 million in the first six months of fiscal 2003 compared to $1.3 million in the first six months of fiscal 2002. The increase in gross margin is due to the increased levels of revenues and higher gross margin percentage realized on contracts in the current fiscal period.

Selling, general and administrative expenses decreased to $2.4 million in the current six-month period as compared to $2.5 million in the six months ended July 31, 2002. This decrease was due to cost containment by the Corporation during the current period, partially offset by costs associated with the Los Angeles office.

The Corporation reported income from operations of $0.09 million for the six months ended July 31, 2002 compared to a loss from operations of $1.14 million for the six months ended July 31, 2001 as a direct result of the factors discussed above.

Interest expense increased to $0.20 million in the current quarter as compared to $0.19 million in the same period a year ago due to a higher level of borrowings to support operations and the borrowings associated with the acquisition of the Los Angeles office acquired June 1, 2001.

The current period other income includes a $0.27 million gain from the sale of the St. Louis operations in July 2002.

During the six months ended July 31, 2002, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $0.02 million was made due to the current period income. During the six months ended July 31, 2001, the Corporation made no provision for federal income taxes due to the loss in the period and the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the prior fiscal period due to the loss.

THREE MONTHS ENDED JULY 31, 2002 AND 2001

During the three months ended July 31, 2002 ("Fiscal 2003"), the Corporation's contract revenues increased to $12.2 million compared to $10.7 million in the three months ended July 31, 2001 ("Fiscal 2002") due in part to $0.8 million of revenues from a significant project in New York. The fiscal 2002 revenues were adversely impacted by delays in commencing contracts in response to the general economic slowdown.

The Corporation's gross margin increased to $1.6 million in the second quarter of fiscal 2003 compared to $1.0 million in the second quarter of fiscal 2002. The increase in gross margin is due to the increased levels of revenues and higher gross margin percentage realized on contracts in the current fiscal quarter.

Selling, general and administrative expenses increased to $1.3 million in the current fiscal quarter as compared to $1.2 million in the three months ended July 31, 2001. The increase was partly due to the operation of the Los Angeles office for the entire fiscal 2003 period as opposed to only two months of the fiscal 2002 period as the operation was acquired June 1, 2001.

The Corporation reported income from operations of $0.24 million for the three months ended July 31, 2002 compared to a loss from operations of $0.22 million for the three months ended July 31, 2001 as a direct result of the factors discussed above.

Interest expense remained constant at $0.1 million as compared to the same quarter of a year ago.

The current period other income includes a $0.27 million gain from the sale of the St. Louis operations in July 2002.

During the quarter ended July 31, 2002, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $0.02 million was made due to the current year income. During the quarter ended July 31, 2001, the Corporation made no provision for federal income taxes due to the loss in the period and the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the prior fiscal quarter due to the loss.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 31, 2002, the Corporation's cash decreased by $0.29 million to $0.08 million.

Cash used by operating activities totaled $0.37 million in the six months ended July 31, 2002. Cash outflows included the $0.22 million decrease in contingent acquisition consideration, the $0.27 million gain on the sale of the St. Louis operations, a $0.45 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.97 million decrease in accounts payable and a $0.52 million decrease in accrued liabilities related to the timing of payments. These cash outflows were partially offset by cash inflows including $0.19 million of net income in the current fiscal period, a $1.06 million decrease in accounts receivables and a $0.25 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and $0.51 million of depreciation and amortization.

The decrease in cash and short term investments during the first six months of fiscal 2003 is attributable to the aforementioned cash outflows from operations of $0.37 million and $0.18 million of cash outflows associated with finance activities. Financing activities cash outflows included $0.23 million for the repayment of debt,. These cash outflows were partially offset by cash inflows from investing activities of $0.26 million, which included $0.38 million proceeds from the sale of the St. Louis operation partially offset by $0.13 million for the purchase of property, plant and equipment.

At July 31, 2002, the Corporation's backlog totaled $28.5 million ($18.8 million on fixed fee contracts and $9.7 million on time and materials or unit price contracts).

During the six months ended July 31, 2001, the Corporation's cash decreased by $0.21 million to $0.01 million.

The decrease in cash and short term investments during the first half of fiscal 2002 is attributable to cash outflows from operations of $1.62 million, cash outflows for investing activities of $1.4 million which included $0.55 million relative to the purchase of selected assets of the former Tri-State operation, $0.23 million of payments to the former owners of businesses acquired in prior years and $0.61 million for the purchase of property, plant and equipment. These cash outflows were partially offset by net cash inflows of $2.82 million from funding activities which included proceeds from debt of $2.94 million, consisting of $2.2 million from the utilization of the Corporation's line of credit and $0.74 million from borrowings to finance new equipment purchases. These financing inflows were partially offset by $0.12 million of principal payments on debt.

Cash used by operating activities totaled $1.6 million in the six months ended July 31, 2001. Cash outflows included $1.3 million from the current period loss, a $2.97 million increase in accounts receivables, including a $1.54 million increase to fund the accounts receivable of the former Tri-State operation, a $0.04 increase in inventory, a $0.11 million increase in other assets and a $0.17 million decrease in accrued liabilities. These cash outflows were partially offset by cash inflows including a $1.75 million increase in accounts payable, a $0.59 million increase in billings in excess of costs and estimated earnings on uncompleted contracts $0.58 million of depreciation and amortization and $0.09 million of contingent acquisition consideration.

PROSPECTIVE INFORMATION

Due to the sale of the St. Louis operations and management changes in the Houston operations, it is anticipated that revenue levels for the second half of fiscal 2003 will be reduced from those achieved in the first six months.

MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $54,000 change in borrowing costs based upon the balance outstanding at July 31, 2002. The interest rate on the term debt is readjusted in August 2003 and if the current interest rate environment exists in August 2003, the interest rate on the term debt would decrease.

                           PART II-- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At July 31, 2002, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $11,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 23, 2002, the Annual Meeting of the Stockholders of PDG Environmental, Inc was held in Pittsburgh. PA.

At the meeting all of the management's nominees were elected directors of the Corporation with the following vote:

  John C. Regan            Votes For  8,382,755      Votes Against  146,970
  Richard A. Bendis        Votes For  8,383,340      Votes Against  146,385
  Edgar Berkey             Votes For  8,384,310      Votes Against  145,415
  James D. Chiafullo       Votes For  8,373,150      Votes Against  156,575
  Edwin J. Kilpela         Votes For  8,371,310      Votes Against  158,415


Stokes & Hinds, LLC was ratified as the Corporation's auditors as follows:

              Votes For                           8,179,209
              Votes Against                         343,754
              Abstained                               6,762

The amendment to the PDG Environmental, Inc. Incentive Stock Option Plan for Employees increasing the number of shares of Common Stock which may be granted by 1,000,000 to a total of 3,300,000 was approved as follows.

              Votes For                           3,750,705
              Votes Against                         870,205
              Abstained                              11,744

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
                             EXHIBIT INDEX                 PAGES OF SEQUENTIAL
                      EXHIBIT NO. AND DESCRIPTION          NUMBERING SYSTEM




Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Amended Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002



(b)     Reports on Form 8-K


The registrant did not file any current reports on Form 8-K during the three months ended July 31, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PDG ENVIRONMENTAL, INC.




                                     By   /s/John C. Regan
                                       -----------------------------------------
                                           John C. Regan
                                           Chairman and Chief Executive Officer



    Date:  September 14, 2002


                                  CERTIFICATION

    I, John C. Regan, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of PDG
         Environmental, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.







                                     By   /s/John C. Regan
                                       -----------------------------------------
                                             John C. Regan
                                             Chief Executive Officer and
                                             Chief Financial Officer



    Date:  September 14, 2002