Form 10-Q
period 2002-10-31
PDG ENVIRONMENTAL INC
filed 2002-12-16
CIK 771485

                                                                    (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2002

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

As of December 9, 2002, there were 9,372,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES


                                      INDEX



PART I.  FINANCIAL INFORMATION                                            PAGE


    Item 1.   Consolidated Financial Statements and Notes to
              Consolidated Financial Statements

               (a)  Condensed Consolidated Balance Sheets as of
                    October 31, 2002 (unaudited) and January 31, 2002       3

               (b)  Consolidated Statements of Operations for the
                    Three Months Ended October 31, 2002 and 2001
                    (unaudited)                                             4

               (c)  Consolidated Statements of Operations for the
                    Nine Months Ended October 31, 2002 and 2001
                    (unaudited)                                             5

               (d)  Consolidated Statements of Cash Flows for the
                    Nine Months Ended October 31, 2002 and 2001
                    (unaudited)                                             6

               (e)  Notes to Consolidated Financial Statements
                    (unaudited)                                             7


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                            13

    Item 3.   Defaults Upon Senior Securities                              13

    Item 6.   Exhibits and Reports on Form 8-K                             13

    Item 14.  Controls and Procedures                                      13

    Approval of Non-Audit Services                                         13

    Signature and Certification                                            14

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 31,         JANUARY 31,
                                                                 2002                2002*
                                                              -----------         -----------
                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                              $     51,000         $    373,000
Accounts receivable - net                                       9,789,000           12,723,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                         2,687,000            2,817,000
Inventory                                                         559,000              461,000
Other current assets                                              506,000              379,000
                                                             ------------         ------------

TOTAL CURRENT ASSETS                                           13,592,000           16,753,000

PROPERTY, PLANT AND EQUIPMENT                                   7,425,000            7,922,000
Less:  accumulated depreciation                                (6,048,000)          (5,960,000)
                                                             ------------         ------------
                                                                1,377,000            1,962,000

GOODWILL                                                          582,000              582,000

OTHER ASSETS                                                      379,000              491,000
                                                             ------------         ------------

TOTAL ASSETS                                                 $ 15,930,000         $ 19,788,000
                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             $  4,029,000         $  6,166,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                        789,000            1,164,000
Current portion of long-term debt                                 476,000              551,000
Accrued liabilities                                             1,236,000            2,381,000
                                                             ------------         ------------

TOTAL CURRENT LIABILITIES                                       6,530,000           10,262,000

LONG-TERM DEBT                                                  5,161,000            5,582,000
MINORITY INTEREST                                                 (18,000)                --

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                          14,000               14,000
Common stock                                                      189,000              189,000
Additional paid-in capital                                      8,110,000            8,108,000
Deferred compensation                                             (31,000)             (46,000)
(Deficit) retained earnings                                    (3,987,000)          (4,283,000)
Less treasury stock                                               (38,000)             (38,000)
                                                             ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                      4,257,000            3,944,000
                                                             ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 15,930,000         $ 19,788,000
                                                             ============         ============

*Derived from audited financial statements.


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                   FOR THE THREE MONTHS
                                                                     ENDED OCTOBER 31,
                                                             ---------------------------------
                                                                 2002                 2001
                                                             ------------         ------------
CONTRACT REVENUE                                             $  9,157,000         $ 12,184,000
CONTRACT COSTS                                                  7,575,000           10,546,000
                                                             ------------         ------------

Gross margin                                                    1,582,000            1,638,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    1,486,000            1,442,000
                                                             ------------         ------------

Income from operations                                             96,000              196,000

OTHER INCOME (EXPENSE):
  Interest expense                                                (93,000)            (119,000)
  Gain on sale of fixed assets and inventory                       48,000                 --
  Interest and other income                                        12,000               13,000
                                                             ------------         ------------

                                                                  (33,000)            (106,000)
                                                             ------------         ------------

Income before minority interest and income taxes                   63,000               90,000

INCOME TAX PROVISION                                                 --                   --

MINORITY INTEREST                                                  43,000                 --
                                                             ------------         ------------


NET INCOME                                                   $    106,000         $     90,000
                                                             ============         ============

PER SHARE OF COMMON STOCK:

BASIC                                                        $       0.01         $       0.01
                                                             ============         ============

DILUTIVE                                                     $       0.01         $       0.01
                                                             ============         ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                    9,372,000            9,342,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                        29,000              330,000
                                                             ------------         ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                               9,401,000            9,672,000
                                                             ============         ============



See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                           FOR THE NINE MONTHS
                                                                            ENDED OCTOBER 31,
                                                                    ---------------------------------
                                                                        2002                 2001
                                                                    ------------         ------------
CONTRACT REVENUE                                                    $ 32,285,000         $ 28,725,000
CONTRACT COSTS                                                        28,225,000           25,755,000
                                                                    ------------         ------------

Gross margin                                                           4,060,000            2,970,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                           3,870,000            3,911,000
                                                                    ------------         ------------

Income (loss) from operations                                            190,000             (941,000)

OTHER INCOME (EXPENSE):
  Interest expense                                                      (294,000)            (305,000)
  Gain on sale of St. Louis operation and other fixed assets
     and inventory                                                       321,000                 --
  Interest and other income                                               46,000               22,000
                                                                    ------------         ------------

                                                                          73,000             (283,000)
                                                                    ------------         ------------

Income (loss) before minority interest and income taxes                  263,000           (1,224,000)

INCOME TAX PROVISION                                                     (16,000)                --

MINORITY INTEREST                                                         49,000                 --
                                                                    ------------         ------------


NET INCOME (LOSS)                                                   $    296,000         $ (1,224,000)
                                                                    ============         ============

PER SHARE OF COMMON STOCK:

BASIC                                                               $       0.03         $      (0.13)
                                                                    ============         ============

DILUTIVE                                                            $       0.03         $      (0.13)
                                                                    ============         ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                           9,372,000            9,181,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                              151,000                 --
                                                                    ------------         ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                      9,523,000            9,181,000
                                                                    ============         ============




See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS
                                                                                   ENDED OCTOBER 31,
                                                                            -------------------------------
                                                                               2002                 2001
                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                           $   296,000         $(1,224,000)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH:
    Depreciation and amortization                                               782,000             921,000
    Contingent acquisition consideration                                       (219,000)            225,000
    Stock based compensation                                                     15,000                --
    Gain on sale of St. Louis operation and other fixed assets
         and inventory                                                         (321,000)               --
    Minority interest                                                           (49,000)               --
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                       2,934,000          (3,531,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                  130,000            (169,000)
    Inventory                                                                  (125,000)            (72,000)
    Other current assets                                                        434,000             119,000
    Accounts payable                                                         (2,698,000)          1,957,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                 (872,000)            780,000
    Accrued liabilities                                                        (375,000)           (153,000)
                                                                            -----------         -----------
                                                                               (572,000)         (1,069,000)
                                                                            -----------         -----------

NET CASH USED BY OPERATING ACTIVITIES                                           (68,000)         (1,147,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                  (254,000)           (695,000)
    Acquisition of businesses                                                   (24,000)           (891,000)
    Other venture's capitalization of joint venture                              30,000                --
    Proceeds from sale of St. Louis operation and other fixed assets
         and inventory                                                          490,000                --
    Increase in other assets                                                     (2,000)            (31,000)
                                                                            -----------         -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                240,000          (1,617,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                             --             2,834,000
    Exercise of stock options                                                     2,000                --
    Principal payments on debt                                                 (496,000)           (275,000)
                                                                            -----------         -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               (494,000)          2,559,000
                                                                            -----------         -----------

Net Decrease in Cash and Short-Term Investments                                (322,000)           (205,000)
Cash and Short-Term Investments, Beginning of Period                            373,000             214,000
                                                                            -----------         -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                              $    51,000         $     9,000
                                                                            ===========         ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2002
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. In the first quarter of fiscal 2003, the Corporation formed IAQ Training Institute ("IAQ venture") a 50/50 joint venture to provide training in mold awareness and remediation.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three and nine months ended October 31, 2002 were of a normal, recurring nature. The amounts presented for the three and nine months ended October 31, 2002 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 2002 dated March 28, 2002 and the Quarterly Reports on Form 10-Q of the Corporation for the quarter ended April 30, 2002 dated June 14, 2002 and for the quarter ended July 31, 2002 dated September 14, 2002, which should be read in conjunction with this quarterly report.

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

NOTE 3 - FEDERAL INCOME TAXES

No federal income tax has been provided for the nine months ended October 31, 2002 due to the existence of unused net operating loss carryforwards. A state income tax provision was made in the current period due to income in the current year. No state income taxes were provided in the prior year period due to the loss in the prior fiscal year.

Income taxes paid by the Corporation for the nine months ended October 31, 2002 and 2001 totaled approximately $65,000 and $78,000, respectively.

NOTE 4 - SALE OF ST. LOUIS OPERATION AND SOUTHEAST TEXAS FIXED ASSETS AND INVENTORY

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

In the third fiscal quarter of 2003, the Company sold certain fixed assets and inventory associated with the southeast Texas operation for $110,000 resulting in a gain of $48,000. The Company intends to expand the mold remediation market in southeastern Texas and curtail its work in the asbestos abatement market. Revenues of the southeast Texas asbestos operation for fiscal 2002 were approximately $4.4 million.

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

In November 2000, Sky Bank approved a $1.5 million increase in the line of credit to $4.5 million to fund the acquisition of Tri-State Restorations, Inc. ("Tri-State"), an asbestos abatement and demolition company in California. Additionally, Sky Bank increased the commitment for future equipment financing by $0.3 million to $0.6 million. In April 2001 and June 2001, the Company borrowed $273,000 and $283,000, respectively, against the commitment for future equipment financing to fund the fixed asset portion of the Tri-State acquisition and to fund other equipment purchases. In August 2001, the remaining $44,000 was borrowed against the commitment for future equipment financing to fund equipment purchases. The acquisition of Tri-State closed on June 1, 2001.

On May 6, 2002 Sky Bank increased the line of credit by $750,000 to $5.25 million for a ninety-day period. In July 2002, the Corporation and Sky Bank reached an agreement whereby the Corporation's availability on the line of credit would be reduced by $50,000 on August 6, 2002, by $100,000 for each of the five successive months and by $200,000 on February 6, 2003 thereby eliminating the $750,000 increase. Additionally in August 2002, the Corporation agreed to pay $100,000 of the proceeds from the sale of the St. Louis operation to reduce the balance outstanding on the equipment notes with Sky Bank.

In December 2002 Sky Bank extended the maturity date of the Company's line of credit until June 2004. Based upon the aforementioned extension, the line of credit was classified as a long-term liability at October 31, 2002.

On October 31, 2002, the balance on the line of credit was $4,100,000 with an unused availability of $900,000.

The Corporation paid interest costs totaling approximately $292,000 and $293,000 during the nine months ended October 31, 2002 and 2001, respectively.

NOTE 6 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $11,000 at October 31, 2002. At October 31, 2002, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder in addition to common shares for accrued but unpaid interest.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 7 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:



                                                                          FOR THE NINE MONTHS
                                                                           ENDED OCTOBER 31,
                                                                        2002                2001
                                                                     -----------         -----------
NUMERATOR:

Net Income (loss)                                                    $   296,000         $(1,224,000)
Preferred stock dividends                                                 (1,000)             (1,000)
                                                                     -----------         -----------

Numerator for basic earnings per share--income available
      to common stockholders                                             295,000          (1,225,000)

Effect of dilutive securities:
      Preferred stock dividends                                            1,000               1,000
                                                                     -----------         -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                         $   296,000         $(1,224,000)
                                                                     ===========         ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                             9,372,000           9,181,000

Effect of dilutive securities:

Convertible Preferred Stock                                               28,000                --
 Employee Stock Options                                                  123,000                --
                                                                     -----------         -----------
                                                                         151,000                --
                                                                     -----------         -----------
Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                      9,523,000           9,181,000
                                                                     ===========         ===========

BASIC EARNINGS PER SHARE                                             $      0.03         $     (0.13)
                                                                     ===========         ===========

DILUTED EARNINGS PER SHARE                                           $      0.03         $     (0.13)
                                                                     ===========         ===========



                                                                         FOR THE THREE MONTHS
                                                                           ENDED OCTOBER 31,
                                                                        2002              2001
                                                                     ----------        ----------
NUMERATOR:

Net Income                                                           $  106,000        $   90,000
Preferred stock dividends                                                  --                --
                                                                     ----------        ----------
Numerator for basic earnings per share--income available
      to common stockholders                                            106,000            90,000

Effect of dilutive securities:
      Preferred stock dividends                                            --                --
                                                                     ----------        ----------
Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                         $  106,000        $   90,000
                                                                     ==========        ==========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                            9,372,000         9,342,000

Effect of dilutive securities:

Convertible Preferred Stock                                              28,000              --
Employee Stock Options                                                    1,000           302,000
Warrants                                                                   --              28,000
                                                                     ----------        ----------

                                                                         29,000           330,000
                                                                     ----------        ----------

Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                     9,401,000         9,672,000
                                                                     ==========        ==========

BASIC EARNINGS PER SHARE                                             $     0.01        $     0.01
                                                                     ==========        ==========

DILUTED EARNINGS PER SHARE                                           $     0.01        $     0.01
                                                                     ==========        ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-Q contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may", and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

OVERVIEW

RESULTS OF OPERATIONS

NINE MONTHS ENDED OCTOBER 31, 2002 AND 2001

During the nine months ended October 31, 2002 ("Fiscal 2003"), the Corporation's contract revenues increased to $32.3 million compared to $28.7 million in the nine months ended October 31, 2001 ("Fiscal 2002") due in part to $3.0 million of revenues from a significant project in New York and the inclusion of $2.2 million of revenues for the period February 1, 2002 to May 31, 2002 from the Los Angeles office where no revenues were generated in the prior year fiscal period as the operation was acquired June 1, 2001. These positive revenue items in fiscal 2003 were partially offset by revenue decreases from the sale of the St. Louis operations and refocusing of the southeast Texas operations.

The Corporation's gross margin increased to $4.1 million in the first nine months of fiscal 2003 compared to $2.9 million in the first nine months of fiscal 2002. The increase in gross margin is due to the increased levels of revenues and higher gross margin percentage realized on contracts in the current fiscal period.

Selling, general and administrative expenses decreased slightly to $3.87 million in the current nine-month period as compared to $3.91 million in the nine months ended October 31, 2002. This decrease was due to cost containment by the Corporation during the current period and decreased costs from the St. Louis and southeast Texas operations, partially offset by costs associated with the Los Angeles office which was owned the entire nine-month period in the current fiscal year.

The Corporation reported income from operations of $0.19 million for the nine months ended October 31, 2002 compared to a loss from operations of $0.94 million for the nine months ended October 31, 2001 as a direct result of the factors discussed above.

Interest expense decreased to $0.29 million in the current quarter as compared to $0.31 million in the same period a year ago due to lower interest rates in fiscal 2003 which offset a higher level of borrowings to support operations and the borrowings associated with the acquisition of the Los Angeles office acquired June 1, 2001.

The current period other income includes a $0.32 million gain from the sale of the St. Louis operation and the sale of certain fixed assets and inventory of the southeast Texas operations.

The $49,000 add back to income for minority interest reflects the other venutree's 50% share of the IAQ ventures loss which is reflected throughout the Statement of Operations as the results of the IAQ venture are consolidated.

During the nine months ended October 31, 2002, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $0.02 million was made due to the current period income. During the nine months ended October 31, 2001, the Corporation made no provision for federal income taxes due to the loss in the period and the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the prior fiscal period due to the loss.

THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001

During the three months ended October 31, 2002 ("Fiscal 2003"), the Corporation's contract revenues decreased to $9.2 million compared to $12.2 million in the three months ended October 31, 2001 ("Fiscal 2002") due partially to the sale of the St. Louis operation and a general business slowdown.

The Corporation's gross margin remained relatively constant at $1.6 million for both fiscal third quarters. The fiscal 2003 gross margins were comparable with the prior fiscal quarter due to higher gross margin percentage realized on contracts in the current fiscal quarter.

Selling, general and administrative expenses increased to $1.49 million in the current fiscal quarter as compared to $1.44 million in the three months ended October 31, 2001.

The Corporation reported income from operations of $0.1 million for the three months ended October 31, 2002 compared to income from operations of $0.20 million for the three months ended October 31, 2001 as a direct result of the factors discussed above.

Interest expense decreased to $0.09 million in the current fiscal quarter as compared to $0.12 million in the prior fiscal quarter due to lower interest rates in fiscal 2003.

The current period other income includes a $0.05 million gain from the sale of certain southeast Texas fixed assets and inventory.

The $43,000 add back to income for minority interest reflects the other venutree's 50% share of the IAQ ventures loss which is reflected throughout the Statement of Operations as the results of the IAQ venture are consolidated.

During the quarter ended October 31, 2002, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the current year income, as the amount provided previously in the year was adequate. During the quarter ended October 31, 2001, the Corporation made no provision for federal income taxes due to the year to date loss and the utilization of net operating loss carryforwards for financial reporting purposes. No state income tax provision was made in the prior fiscal quarter due to the year to date loss.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 2002, the Corporation's cash decreased by $0.32 million to $0.05 million.

Cash used by operating activities totaled $0.07 million in the nine months ended October 31, 2002. Cash outflows included the $0.22 million decrease in contingent acquisition consideration, the $0.32 million gain on the sale of the St. Louis operations and certain southeast Texas fixed assets and inventory, $0.05 million of minority interest in the IAQ joint venture, a $0.13 million increase in inventory, a $2.7 million decrease in accounts payable, a $0.87 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts and a $0.38 million decrease in accrued liabilities related to the timing of payments. These cash outflows were partially offset by cash inflows including $0.3 million of net income in the current fiscal period, a $2.9 million decrease in accounts receivables, a $0.13 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.43 decrease in other current assets and $0.78 million of depreciation and amortization.

The decrease in cash and short-term investments during the first nine months of fiscal 2003 is attributable to the aforementioned cash outflows from operations of $0.07 million and $0.49 million of cash outflows associated with finance activities. Financing activities cash outflows included $0.5 million for the repayment of debt. These cash outflows were partially offset by cash inflows from investing activities of $0.24 million, which included $0.49 million proceeds from the sale of the St. Louis operation and the sale of certain southeast Texas fixed assets and inventory and $0.03 million of capital contributions from the other venturee in the IAQ Training Institute. These inflows were partially offset by $0.25 million for the purchase of property, plant and equipment and a $0.02 million payment related to an acquisition completed in a prior fiscal year.

At October 31, 2002, the Corporation's backlog totaled $30.1 million ($19.1 million on fixed fee contracts and $11.0 million on time and materials or unit price contracts).

During the nine months ended October 31, 2001, the Corporation's cash decreased by $0.21 million to $0.01 million.

The decrease in cash and short term investments during the first nine months of fiscal 2002 is attributable to cash outflows from operations of $1.15 million, cash outflows for investing activities of $1.6 million which included $0.6 million relative to the purchase of selected assets of the former Tri-State operation, $0.29 million of payments to the former owners of businesses acquired in prior years and $0.7 million for the purchase of property, plant and equipment. These cash outflows were partially offset by net cash inflows of $2.56 million from funding activities which included proceeds from debt of $2.84 million, consisting of $2.05 million from the utilization of the Corporation's line of credit and $0.84 million from borrowings to finance new equipment purchases. These cash inflows were partially offset by $0.28 million of principal payments on debt.

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

PROSPECTIVE INFORMATION

In December, the Company was notified by its surety company that due to the loss of reinsurance, it was exiting the surety business for its entire portfolio of environmental contractors and would be unable to provide any contract payment and performance bonds after December 31, 2002. While the Company is confident it will be able to find a replacement surety provider, the inability to secure payment and performance bonds on an on-going basis would have a material adverse impact on the Company's operations.

Due to the sale of the St. Louis operations and the refocusing of southeast Texas operations, it is anticipated that revenue levels for the last quarter of fiscal 2003 will be reduced from those achieved in the first three quarters of fiscal 2003.

MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $50,000 change in borrowing costs based upon the balance outstanding at October 31, 2002. The interest rate on the term debt is readjusted in August 2003 and if the current interest rate environment exists in August 2003, the interest rate on the term debt would decrease.

                           PART II-- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At October 31, 2002, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $11,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

                   EXHIBIT INDEX                            PAGES OF SEQUENTIAL
            EXHIBIT NO. AND DESCRIPTION                      NUMBERING SYSTEM



Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Amended Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002



(b)     Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended October 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

As of October 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of October 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2002.

APPROVAL OF NON-AUDIT SERVICES

The Company currently engages Stokes & Hinds as its independent auditors. In addition to the audit services they provide with respect to the Company's annual audited consolidated financial statements included in the Company's Annual Report on Form 10-K and certain other filings with the Securities and Exchange Commission, Stokes & Hinds has provided the Company in the past and may provide in the future certain non-audit services, such as tax services (tax return preparation and tax-related consultations) and audit type assistance, such as review of SEC filings and US GAAP advice. Effective as of July 30, 2002, the Sarbanes-Oxley Act of 2002 requires that all non-auditing services, other than in certain circumstances as provided therein, provided to an issuer by the auditor of the issuer be preapproved by the audit committee of the issuer. Accordingly, the Company's audit committee has approved the tax services and audit type assistance services currently being provided to the Company by Stokes & Hinds. The Company's audit committee of the Company's Board of Directors currently consists of Messrs. Bendis, Berkey, Chiafullo and Kilpela.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PDG ENVIRONMENTAL, INC.



                                    By   /s/John C. Regan
                                      ----------------------------------------
                                        John C. Regan
                                        Chairman and Chief Executive Officer



Date:  December 14, 2002

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PDG Environmental,, Inc. and have:

     (i) Designed such disclosure controls and procedures to ensure that material information relating to PDG Environmental,, Inc. is made known to me by others within the Company, particularly during the period in which the periodic reports are being prepared;

     (ii) Evaluated the effectiveness of PDG Environmental, Inc's. disclosure controls and procedures as of a date within 90 days prior to the filing date of this report ("Evaluation Date"); and

     (iii) Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5. I have disclosed, based upon their most recent evaluation, to PDG Environmental, Inc's. auditors and the audit committee of the Company's Board of Directors:

     (i) All significant deficiencies in the design or operation of internal controls which could adversely affect PDG Environmental, Inc's. ability to record, process, summarize and report financial data and have identified for PDG Environmental, Inc's. auditors any material weaknesses in internal control, and

     (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in PDG Environmental, Inc's. internal controls, and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                  By   /s/ John C. Regan
                                    -------------------------------------------
                                      John C. Regan
                                      Chief Executive Officer and
                                      Chief Financial Officer



Date:  December 14, 2002