Form 10-K
period 2003-01-31
PDG ENVIRONMENTAL INC
filed 2003-04-25
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,343,083 as of April 17, 2003, computed on the basis of the average of the bid and asked prices on such date.

As of April 17, 2003 there were 9,372,330 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

PDG Environmental, Inc., the registrant or corporation, is a holding company which, through its wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, demolition and related services. In the first quarter of fiscal 2003, the Corporation formed IAQ Training Institute ("IAQTI"), a 50/50 joint venture, to provide training in mold awareness and remediation.

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

INDOOR AIR QUALITY / MICROBIAL REMEDIATION

Health professionals have been aware of the adverse health effects of exposure to mold for decades, but the issue has gained increased public awareness in recent years. Studies indicate that 50% of all homes contain mold and that the dramatic increase in asthma over the past 20 years can be attributed to mold exposure. The registrant's current focus is on mold remediation in both commercial and residential structures. The registrant's experience includes identification and development of remediation plans, detailing methods and performing microbial (mold, fungus, etc.) abatement in commercial, residential, educational, medical and industrial facilities. The registrant's activities include decontamination, application of biocides and sealant, removal of building systems (drywall, carpet, etc.), duct cleaning, and disposal of building furnishings.

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

MOLD REMEDIATION TRAINING

In the first quarter of fiscal 2003, the Corporation formed IAQ Training Institute ("IAQ Venture"), a 50/50 joint venture, to provide training in mold awareness and remediation.

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

The registrant closely monitors contracts by assigning responsibility for each contract to a project manager who coordinates the project until its completion. The contracted work is performed by a qualified labor force in accordance with regulatory requirements, contract specifications and the registrant's written operating procedures which describes worker safety and protection procedures, air monitoring protocols and abatement methods.

The registrant's operations are nationwide. The majority of the registrant's national marketing efforts are performed by members of senior management located in the headquarters facility in Pittsburgh, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in New York City, New York; Hazleton and Export, Pennsylvania; Fort Lauderdale and Tampa, Florida; Houston, Texas; Los Angeles, California, Phoenix, Arizona; Portland, Oregon; Seattle, Washington and Rock Hill, South Carolina. Since the registrant and its subsidiaries are able to perform work throughout the year, the business is not considered seasonal in nature. However, it is affected by the timing of large contracts.

SUPPLIERS AND CUSTOMERS

The registrant purchases the equipment and supplies used in the business from a number of suppliers. Two of these suppliers accounted for 48% and 15%, respectively, of the registrant's purchases in fiscal 2003. The items are purchased from the vendor's available stock and are not covered by a formalized agreement.

In fiscal 2003, the registrant estimates that approximately 78% of its operating subsidiaries' revenues were derived from private sector clients, 12% from government contracts and 10% from public institutions. Due to the nature of the registrant's business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For the years ended January 31, 2003 and 2002 no customer accounted for more than 10% of the registrant's consolidated revenues for that year. For the year ended January 31, 2001, one customer, the US Army, accounted for 12% of the registrant's consolidated revenue.

LICENSES

The registrant, through its operating subsidiaries, is licensed and/or certified in all jurisdictions where required in order to conduct its operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies and professional organizations.

INSURANCE AND BONDS

The registrant and its operating subsidiaries maintain liability insurance for claims arising from its business. The policy, which provides a $1.0 million limit per claim and in the aggregate, insures against both property damage and bodily injury arising from the contracting activities of the registrant's operating subsidiaries. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are available for individual projects. The registrant also provides worker's compensation insurance, at statutory limits, which covers the employees of the registrant's operating subsidiaries.

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

BACKLOG

The registrant and its operating subsidiaries had a backlog of orders totaling approximately $31.5 million and $31.7 million at January 31, 2003 and 2002, respectively. The backlog at January 31, 2003 consisted of $22.0 million of uncompleted work on fixed fee contracts and an estimated $9.5 million of work to be completed on time and materials or unit price contracts. The backlog at January 31, 2002 consisted of $24.0 million of uncompleted work on fixed fee contracts and an estimated $7.7 million of work to be completed on time and materials or unit price contracts. The Company, from time to time, enters into fixed-price subcontracts which tends to reduce the risk to the Company on fixed-price contracts.

The backlog represents the portion of contracts which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. The Company is currently working on virtually all of the contracts in its January 31, 2003 backlog and anticipates that approximately 84% of this backlog will be completed and realized as revenue by January 31, 2004 in accordance with the terms of the applicable contracts between the registrant and the owners of these properties. The remaining 16% are expected to be completed and realized as revenue subsequent to January 31, 2004. Approximately 66% of the backlog existing at January 31, 2002 was completed and recognized as revenue by January 31, 2003 with 19% expected to be completed and realized as revenue during the year ending January 31, 2004 and 15% thereafter.

                                   EMPLOYEES

As of January 31, 2003, the registrant employs approximately 110 employees consisting of senior management and staff employees among its headquarters in Pittsburgh and branch offices located in New York City, NY; Hazleton, PA; Export, PA; Fort Lauderdale, FL; Tampa, FL; Los Angeles, CA; Houston, TX; Phoenix, AZ; Portland, OR; Seattle, WA and Rock Hill, SC. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. The registrant also employs laborers for field operations based upon specific projects; therefore, the precise number varies based upon the outstanding backlog. Approximately 400-500 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the field laborers who provide services to the registrant are represented by a number of different unions. In many cases, the Company is a member of a multi-employer plan. Management considers its employee labor relations to be good.

                                WEB SITE POSTINGS

The registrant makes its annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission available to the public free of charge through its website as soon as reasonably practicable after making such filings. The registrant's website can be accessed at the following address: www.pdge.com. The information found on the registrant's website or that may be accessed through the registrant's website is not part of this report and is not incorporated hereby by this reference.

                                  RISK FACTORS

Any of the following risks could materially adversely affect the registrant's business, operating results and financial condition.

THIS TIMING OF CASH FLOW IS DIFFICULT TO PREDICT

The timing of the Company's cash receipts from accounts receivables is unpredictable. In many cases the Company is a subcontractor to the general contractor on the job and, therefore, funds are not made available to the Company until the general contractor has been paid by the owner of the job. Additionally, many of the Company's contracts provide for retainage of a portion of the Company's billings until the job has been accepted by the owner. As the Company's activities are usually early in the contract cycle, if the Company is acting as a subcontractor, the retainage (typically 5% to 10% of the contract value) may be held until the project is complete. This timeframe may be many months after the Company's completion of their portion of the contract. This delay further subjects the Company to the credit risk associated with the general contractor and the owner of the project. The Company can avail itself of lien rights and other security common to the construction industry to offset the aforementioned credit risk. Unexpected delays in receiving amounts due from customers can put a strain on the Company's cash availability and cause the Company to delay payments to vendors and subcontractors.

THE COMPANY IS DEPENDENT UPON ITS LINE OF CREDIT TO FINANCE OPERATIONS

The Company currently has a $5.1 million line of credit from its financial institution. The line of credit, by agreement, will reduce to $4.5 million on July 1, 2003. The timing of collection of the Company's account receivable is unpredictable and, there can be no assurance that the Company will have the cash flow to fund the aforementioned reduction in the line of credit. The Company's current bank has required the personnel guarantee of the Chief Executive Officer as a credit enhancement to support the credit facility. Mr. Regan has provided same but there exists no assurance that he will continue to do so in the future. Should the Company not be able to secure sufficient financing to fund operations its ability to pay employees, vendors and subcontractors would be impacted which would have a material adverse effect upon the Company.

TO MAINTAIN OUR OPERATION, THE COMPANY MUST HAVE ADEQUATE INSURANCE AND SUFFICIENT BONDING CAPACITY

The Company maintains an insurance and bonding program consistent with the Company's financial needs; however, there have been events in the national economy which have adversely affected the major insurance and surety companies. This has resulted in a tightening of the insurance and bonding markets which has resulted in the costs increasing and the availability of certain types of insurance and surety capacity either decreasing or becoming non-existent. There can be no assurance the Company's insurance and bonding program will be adequate or that it will be available to the Company in the future. The lack of an adequate insurance and bonding program could have a material and adverse effect upon the ability of the Company to secure and perform contracts. The Company's current surety company has required the personnel guarantee of the Chief Executive Officer as a credit enhancement to support the issuance of the bonds. Mr. Regan has provided same but there exists no assurance that he will continue to do so in the future.

THE COMPANY DEPENDS UPON A FEW KEY EMPLOYEES

The Company is dependent upon its senior management to make all material decisions with respect to the management of the Company. Qualified personnel are difficult to attract and in some markets there is a shortage of qualified personnel in the businesses in which the Company operates. The loss of a senior manager or managers could have a material adverse impact upon the Company.

THE COMPANY HAS A SIGNIFICANT AMOUNT OF WORK UNDER CONTRACT WITH NEW YORK CITY PUBLIC AGENCIES

The Company currently has several contracts with New York City public agencies. Funding for these projects is dependent upon the financial condition of New York City; which has been adversely affected by the downturn in the economy and the increased funding required for homeland security, resulting in a decreased level of activity under these contracts. Due to significant initial costs incurred by the Company to commence these contracts, continued curtailment of work under these contracts may require negative contract adjustments in the future.

A SIGNIFICANT OF THE COMPANY'S CONTRACTS ARE AWARDED VIA COMPETITIVE BID

A significant amount of the Company's business is performed on a contract basis as a result of competitive bidding. The Company must estimate the costs involved with the applicable job prior to submitting a bid and, therefore, if awarded the job bears the risk if actual costs exceed the estimated costs. Failure to make accurate estimate could result in losses being incurred by the Company and thereby reducing or eliminating profit for a specific quarter or fiscal year.

THE ASBESTOS ABATEMENT BUSINESS IS SUBJECT TO SIGNIFICANT GOVERNMENT REGULATIONS WHILE THE MICROBIAL REMEDIATION BUSINESS IS LARGELY UNREGULATED

Demand for asbestos abatement services is partially related to various federal, state and local laws and substantial regulations promulgated by governmental agencies, including the Environmental Protection Agency, various state agencies and county and local authorities acting in conjunction with such federal and state entities. Governmental authorities have the power to enforce compliance with those regulations and to obtain injunctions or impose fines in the case of violations. Amendments to current laws and regulations governing the Company's asbestos abatement operations or more stringent implementation thereof could have a material adverse effect on the Company or require substantial capital expenditures to comply with such laws and regulations.

The microbial remediation portion of the Company's business currently is largely unregulated. As this business grows it is likely that government regulation will increase. The Company can not predict how the regulations may evolve or whether they may require increased capital and/or operating expenditures to comply with the new regulations. New regulation may have an adverse impact upon the Company's microbial remediation business.

THE RECEIPT OF CONTRACT AWARDS BY THE COMPANY IS UNPREDICTABLE

The Company is an environmental and specialty contractor and as such is affected by the timing of the award of large contracts. Therefore, backlogs, revenues and income are subject to significant fluctuation between quarters and years. These fluctuations can significantly impact revenue and net income as the Company may not be able to adjust its overhead structure and costs to meet an unexpected decline in revenue.

THE BUSINESSES IN WHICH THE COMPANY OPERATES ARE VERY COMPETITIVE

The Company competes with numerous firms in the asbestos abatement and specialty contracting business, some of which have resources exceeding those of the Company. Additionally, the asbestos abatement market is a relatively mature industry with limited growth potential.

VOTING CONTROL IS HELD BY THE DIRECTORS AND OFFICERS OF THE COMPANY

Currently directors and officers of the Company as a group beneficially own approximately 34% of the voting securities of the Company and, therefore, can have a significant impact upon any proposal brought to the shareholders for a vote if they vote as a block.

ITEM 2. PROPERTIES

As of January 31, 2003, the registrant leases certain office space for its executive offices in Pittsburgh totaling 3,334 square feet. In addition, a combination of warehouse and office space is leased in Los Angeles (6,500 square feet), Hazleton (1,800 square feet), Fort Lauderdale (6,000 square feet), Tampa (5,400 square feet), Rock Hill (15,000 square feet), Houston (3,800 square feet), Phoenix (3,125 square feet), Portland (6,000 square feet), Seattle (2,150 square feet), and New York City (3,800 square feet).

The registrant also owns a 15,000 square foot office/warehouse situated on approximately six (6) acres in Export, Pennsylvania which is subject to a mortgage of $366,000 at January 31, 2003.

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

                                  MARKET PRICE RANGE
                          FISCAL 2003            FISCAL 2002
                          -----------            -----------
                         HIGH       LOW        HIGH         LOW
                         ----       ---        ----         ---
First Quarter           $ 0.75    $ 0.45      $ 0.53      $ 0.28
Second Quarter            0.58      0.22        0.79        0.30
Third Quarter             0.45      0.17        0.79        0.41
Fourth Quarter            0.30      0.19        0.65        0.43

At March 26, 2003, the registrant had 2,091 stockholders of record.

The registrant has not historically declared or paid dividends with respect to its common stock and has no intention to pay dividends in the foreseeable future. The registrant's ability to pay common dividends is prohibited due to limitations imposed by the registrant's Series A Preferred Stock which require that dividends must be paid to holders of preferred stock prior to the payment of dividends to holders of common stock and by the Company's banking agreement which requires the prior consent of the bank before dividends are declared.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and "Management Discussion and Analysis of Financial Condition and Results of Operations' included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2003, 2002 and 2001 and the consolidated balance data as of January 31, 2003 and 2002 have been derived from the consolidated financial statements that have been audited by Stokes & Hinds LLC, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2000 and 1999 and the consolidated balance data as of January 31, 2001, 2000 and 1999 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                                     FOR THE YEARS ENDED JANUARY 31,
                                                      2003           2002          2001         2000           1999
                                                      ---------------------------------------------------------------
                                                                    (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA
Contract revenues                                  $  40,883      $  42,587     $  34,584     $ 28,480      $  36,828
Gross margin                                           5,799          4,258         4,983        4,526          5,306
Income (loss) from operations                            401         (1,191)          436          395          2,317
Other income (expense)                                  (149)          (380)         (222)        (127)          (147)
Income (loss) from continuing operations                 278         (1,601)          173          246          1,310
Loss from discontinued operations                          -              -             -            -           (200)
Net income (loss)                                        278         (1,601)          173          246          1,110

COMMON SHARE DATA
Net income (loss) from continuing
  operations per common share:
    Basic                                               0.03          (0.17)         0.02         0.03           0.18
    Diluted                                             0.03          (0.17)         0.02         0.03           0.16
Net income (loss) per common share:
    Basic                                               0.03          (0.17)         0.02         0.03           0.15
    Diluted                                             0.03          (0.17)         0.02         0.03           0.14

Weighted average common shares outstanding             9,372          9,211         8,731        8,394          7,437

BALANCE SHEET DATA
Working capital                                    $   7,137      $   6,491     $   5,884     $  3,308      $   3,507
Total assets                                          15,610         19,788        13,409       10,353          9,564
Long-term obligations                                  4,922          5,582         3,152          542          1,120
Total stockholders' equity                             4,244          3,944         5,334        5,061          4,801

The year ended January 31, 2003 included a $0.3 million of gain from the sale of the St. Louis operation and other fixed assets and a $0.15 million provision for impairment in value of goodwill.

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

The following paragraphs are intended to highlight key operating trends and developments in the registrant's operations and to identify other factors affecting the Company's consolidated results of operations for the three years ended January 31, 2003.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or the registrant's future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may", "will", "should", "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above under "Risk Factors".

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2003 COMPARED TO YEAR ENDED JANUARY 31, 2002

During the year ended January 31, 2003, (fiscal 2003) the registrant's consolidated revenues decreased to $40.9 million as compared to $42.6 million the previous fiscal year ended January 31, 2002 (fiscal 2002). The decrease was due in part to revenue decreases from the sale of the St. Louis operations and refocusing of the southeast Texas operations which were partially offset by $3.0 million of revenues from a significant project in New York and the inclusion of $2.2 million of revenues for the period February 1, 2002 to May 31, 2002 from the Los Angeles office where no revenues were generated in the prior year fiscal period as the operation was acquired June 1, 2001.

The registrant's reported gross margin increased to $5.8 million in fiscal 2003 compared to $4.3 million in fiscal 2002. The increase in gross margin is due to higher gross margin percentage realized on contracts in the current fiscal year. Additionally, the prior fiscal year included $1.3 million of negative contract adjustments on four in process projects.

Selling, general and administrative expenses decreased slightly in fiscal 2003 to $5.4 million compared to $5.45 million in fiscal 2002. This decrease was due to cost containment by the registrant during the current period and decreased costs from the St.

Louis and southeast Texas operations, partially offset by costs associated with the Los Angeles office which was owned the entire twelve-month period in the current fiscal year.

As a result of the factors discussed above, the registrant reported income from operations in fiscal 2003 of $0.4 million compared to a loss from operations of ($1.2) million in fiscal 2002.

Interest expense decreased to $0.38 million in fiscal 2003 compared to $0.40 million in fiscal 2002 as a result of due to lower interest rates in fiscal 2003 which offset a higher level of borrowings to support operations and the borrowings associated with the acquisition of the Los Angeles office acquired June 1, 2001.

The current year other income includes a $0.32 million gain from the sale of the St. Louis operation and the sale of certain fixed assets and inventory of the southeast Texas operations and an impairment charge of $149,000 was made to reflect the termination of operations at the St. Louis and Chicago locations which were sold/closed, respectively, during fiscal 2003. The St. Louis and Chicago operations were acquired in fiscal 1999.

Other income in fiscal 2003 totaled approximately $54,000 versus $24,000 in fiscal 2002.

The $42,000 add back to income for minority interest reflects the other venturee's 50% share of the IAQTI's loss which is reflected throughout the Statement of Operations as the results of the IAQTI are consolidated.

As a result of net operating loss carryforwards for book purposes, there was no federal income tax provision in fiscal 2003 and 2002. State income tax provisions of $16,000 and $30,000 were made in fiscal 2003 and 2002, respectively. At January 31, 2003, the Company has approximately $5.8 million of net operating loss carryforwards to offset future federal income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2003

During fiscal 2003, the registrant experienced a decrease in liquidity of $0.335 million as cash and short-term investments decreased from $0.37 million at January 31, 2002 to $0.04 million at January 31, 2003. The decrease in liquidity in fiscal 2003 was attributable to cash utilized by financing activities of $0.74 million partially offset by cash inflows of $0.23 million from operating activities and of $0.18 million from financing activities.

Cash outflows from financing activities of $0.74 million during fiscal 2003 included $0.74 million of repayments on debt including reducing the line of credit by $0.15 million to $3.95 million at January 31, 2003 from $4.1 million at January 31, 2002.

Cash inflows from operating activities were generated by net income of $0.28 million, depreciation and amortization of $1.05 million, a $3.4 million decrease in accounts receivable and a $0.15 million provision for impairment of goodwill. The cash inflows were partially offset by cash utilizations including a $0.22 million decrease in contingent acquisition consideration, the $0.32 million gain on the sale of the St. Louis operations and certain southwest Texas fixed assets and inventory, $0.04 million of minority interest in the IAQTI, a $0.59 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.05 million increase in inventories, a $2.65 million decrease in accounts payable, a $0.09 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts and a $0.74 million decrease in accrued liabilities related to the timing of the payments.

The registrant's investing activities generated cash flow of $0.18 million which included $0.49 million of proceeds from the sale of the St. Louis operation and certain southwestern Texas fixed assets and inventory and the $0.03 million of capital contributions from the other venturee in the IAQTI. These inflows were partially offset by $0.32 million for the purchase of property, plant and equipment and a $0.02 million payment related to an acquisition completed in a prior fiscal year.

Based upon the current operating plan, the Company expects that its existing cash balances and cash flows from operations will be sufficient to finance the Company's working capital and capital expenditure requirements through Fiscal 2004. However, if events occur or circumstances change such that the Company fails to meets its operating plan as expected, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, the Company can not be assured that such financing will be available on commercially reasonable terms or at all.

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

Specifically, cash outflows from operating activities were related to accounts receivable which increased by $5.65 million, costs and estimated earnings in excess of billings on uncompleted contracts which increased by $0.27 million and the net loss of $1.6 million. These cash outflows were partially offset cash inflows from accounts payable which increased $3.87 million, billings in excess of costs and estimated earnings on uncompleted contracts which increased by $0.25 million, a decrease in other current assets of $0.29 million, a $0.56 million increase in accrued liabilities, $1.2 million of depreciation and amortization, a $0.2 million provision for uncollectable accounts and a $0.26 million increase in contingent payment consideration.

The registrant's investing activities utilized cash of $1.7 million during fiscal 2002 which was attributable to $0.76 million of purchases of property, plant and equipment and $0.92 million for the acquisition of businesses.

The $2.72 million from financing activities during fiscal 2002 included proceeds from debt of $3.13 million consisting of $0.6 million from new term equipment loans from the Company's prime lender, $2.35 million of borrowings on the line of credit and $0.18 million of equipment financing. Additionally, $0.01 million was received from the exercise of stock options. These inflows were partially offset by $0.43 million of scheduled principal payments on term debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $48,000 change in borrowing costs based upon the balance outstanding at January 31, 2003. The interest rate on the term debt is readjusted in August 2003 and if the current interest rate environment exists in August 2003, the interest rate on the term debt would decrease.

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

                                    PART III

The information called for by Part III (Items #10, 11, 12 and 13) is incorporated herein by references to the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based upon his evaluation as of a date within 90 days of the filing date of this annual report on Form 10-K, the Company's Chief Executive Officer has concluded that the disclosure controls and procedures (as defined in rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) AND (2) The following consolidated financial statements and financial statement schedule of the registrant and its subsidiaries are included in Item 8.

                                                                                           PAGE
                                                                                           ----
Report of Independent Auditors..........................................................    F-1

Consolidated Balance Sheets as of January 31, 2003 and 2002.............................    F-2

Consolidated Statements of Operations for the Years Ended
  January 31, 2003, 2002 and 2001.......................................................    F-4

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended January 31, 2003, 2002 and 2001...........................................    F-5

Consolidated Statements of Cash Flows for the Years Ended
January 31, 2003, 2002 and 2001.........................................................    F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 2003, 2002 and 2001.................................................    F-7

Schedule II - Valuation and Qualifying Accounts.........................................   F-18

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

10.09       Employee Agreement dated June 20, 2000 for John C. Regan filed as
            Exhibit 10 of the PDG Environmental, Inc. Quarterly Report on Form
            10-Q for the quarter ended July 31, 2000, is hereby incorporated herein by reference.

10.10       Asset Purchase Agreement dated June 15, 2001 by and among Tri-State
            Restoration, Inc. Project Development Group, Inc. and PDG
            Environmental, Inc., filed as Exhibit 2 of the registrant's Interim
            Report on Form 8-K dated July 6, 2001, is hereby incorporated herein by reference.

21          List of subsidiaries of the registrant.

23          Consent of independent auditors.

24          Power of attorney of directors.

99          Certification Pursuant To 18 U.S.C. Section 1350, As Amended
            Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)         REPORTS ON FORM 8-K

            The registrant did not file any Current Reports on Form 8-K during the three months ended January 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PDG ENVIRONMENTAL, INC.

                                           /s/ John C. Regan
                                           -------------------------------------
                                           John C. Regan,
                                           Chairman, Chief Executive Officer and
                                           Chief Financial Officer

Date: April 23, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John C. Regan                                        April 23, 2003
-------------------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer, Financial Officer and Director)

Richard A. Bendis, Director                    By /s/ John C. Regan
                                               ---------------------------------
                                               John C. Regan, Attorney-in-Fact
                                               April 23, 2003

Edgar Berkey, Director                         By /s/ John C. Regan
                                               ---------------------------------
                                               John C. Regan, Attorney-in-Fact
                                               April 23, 2003

James D. Chiafullo, Director                   By /s/ John C. Regan
                                               ---------------------------------
                                               John C. Regan, Attorney-in-Fact
                                               April 23, 2003

Edwin J. Kilpela, Director                     By /s/ John C. Regan
                                               ---------------------------------
                                               John C. Regan, Attorney-in-Fact
                                               April 23, 2003

                                  CERTIFICATION

I, John C. Regan, certify that:

1. I have reviewed this annual report on Form 10-K of PDG Environmental, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

(ii) Evaluated the effectiveness of PDG Environmental, Inc's. disclosure controls and procedures as of a date within 90 days prior to the filing date of this report ("Evaluation Date"); and

(iii) Presented in the report my conclusions about the effectiveness of the disclosure controls and procedures based on their evaluation as of the Evaluation Date;

5. I have disclosed, based upon their most recent evaluation, to PDG Environmental, Inc's. auditors and the audit committee of the Company's Board of Directors:

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect PDG Environmental, Inc's. ability to record, process, summarize and report financial data and have identified for PDG Environmental, Inc's. auditors any material weaknesses in internal control, and

(ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in PDG Environmental, Inc's. internal controls, and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             By /s/John C. Regan
                                             --------------------------
                                                     John C. Regan
                                                     Chief Executive Officer and
                                                     Chief Financial Officer
Date: April 23, 2003

                             PDG ENVIRONMENTAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                             ITEMS 8, 14(c) AND (d)
                FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PDG Environmental, Inc.

We have audited the accompanying consolidated balance sheets of PDG Environmental, Inc. (the "Corporation") as of January 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. at January 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Stokes & Hinds, LLC

Pittsburgh, Pennsylvania
March 28, 2003

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                         JANUARY 31,
                                                                                    2003          2002
                                                                                 -------------------------
ASSETS

CURRENT ASSETS
   Cash and short-term investments                                               $    38,000   $   373,000
   Accounts receivable, net of $150,000 and $130,000 allowance in fiscal 2003
      and fiscal 2002, respectively                                                9,271,000    12,723,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                        3,412,000     2,817,000
   Inventories                                                                       484,000       461,000
   Notes receivable from officers                                                    132,000       132,000
   Other current assets                                                              256,000       247,000
                                                                                 -----------   -----------

TOTAL CURRENT ASSETS                                                              13,593,000    16,753,000

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                               42,000        42,000
   Leasehold improvements                                                            194,000       196,000
   Furniture and fixtures                                                            176,000       178,000
   Vehicles                                                                          781,000       912,000
   Equipment                                                                       5,934,000     6,224,000
   Buildings                                                                         370,000       370,000
                                                                                 -----------   -----------

                                                                                   7,497,000     7,922,000
Less: accumulated depreciation                                                     6,238,000     5,960,000
                                                                                 -----------   -----------

                                                                                   1,259,000     1,962,000
COVENANTS NOT TO COMPETE, NET OF ACCUMULATED AMORTIZATION OF $130,000
   AND $84,000 IN 2003 AND 2002, RESPECTIVELY                                        100,000       146,000

GOODWILL, NET OF ACCUMULATED AMORTIZATION OF $29,000 AND $67,000 IN 2003
    and 2002, respectively                                                           433,000       582,000

OTHER ASSETS                                                                         225,000       345,000
                                                                                 -----------   -----------
TOTAL ASSETS                                                                     $15,610,000   $19,788,000
                                                                                 ===========   ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                           JANUARY 31,
                                                                                      2003            2002
                                                                                  ----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                               $  3,519,000    $  6,166,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                          1,070,000       1,164,000
   Accrued liabilities                                                               1,400,000       2,381,000
   Current portion of long-term debt                                                   467,000         551,000
                                                                                  ------------    ------------

TOTAL CURRENT LIABILITIES                                                            6,456,000      10,262,000

LONG-TERM DEBT                                                                       4,922,000       5,582,000

MINORITY INTEREST                                                                      (12,000)              -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Cumulative convertible Series A preferred stock, $0.01 par value, 5,000,000 shares authorized and 6,000 issued and outstanding shares at January 31,
       2003 and 2002
       (liquidation preference of $60,000 at January 31, 2003)                          14,000          14,000
   Common stock, $0.02 par value, 30,000,000 shares authorized and
       9,418,840 and 9,413,840 shares issued and outstanding at
       January 31, 2003 and 2002, respectively                                         189,000         189,000
   Paid-in capital                                                                   8,110,000       8,108,000
   Deferred compensation                                                               (26,000)        (46,000)
   (Deficit) retained earnings                                                      (4,005,000)     (4,283,000)
   Less treasury stock, 46,510 shares at January 31, 2003 and 2002                     (38,000)        (38,000)
                                                                                  ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                                           4,244,000       3,944,000
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 15,610,000    $ 19,788,000
                                                                                  ============    ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                       FOR THE YEARS ENDED JANUARY 31,
                                                                   2003             2002             2001
                                                                --------------------------------------------
CONTRACT REVENUES                                               $ 40,883,000    $ 42,587,000    $ 34,584,000

CONTRACT COSTS                                                    35,084,000      38,329,000      29,601,000
                                                                ------------    ------------    ------------

GROSS MARGIN                                                       5,799,000       4,258,000       4,983,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       5,398,000       5,449,000       4,547,000
                                                                ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                        401,000      (1,191,000)        436,000

OTHER INCOME (EXPENSE):
   Interest expense                                                 (375,000)       (404,000)       (257,000)
   Gain on sale of St. Louis operation and other fixed assets        321,000               -               -
   Provision for impairment in value of goodwill                    (149,000)              -               -
   Interest and other income                                          54,000          24,000          35,000
                                                                ------------    ------------    ------------
                                                                    (149,000)       (380,000)       (222,000)
                                                                ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST              252,000      (1,571,000)        214,000

INCOME TAX PROVISION                                                 (16,000)        (30,000)        (41,000)

MINORITY INTEREST                                                     42,000               -               -
                                                                ------------    ------------    ------------

NET INCOME (LOSS)                                               $    278,000    $ (1,601,000)   $    173,000
                                                                ============    ============    ============

EARNINGS PER COMMON SHARE - BASIC:                              $       0.03    $      (0.17)   $       0.02
                                                                ============    ============    ============

EARNINGS PER COMMON SHARE - DILUTIVE:                           $       0.03    $      (0.17)   $       0.02
                                                                ============    ============    ============

AVERAGE COMMON SHARES OUTSTANDING                                  9,372,000       9,211,000       8,731,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING                274,000               -         316,000
                                                                ------------    ------------    ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
  EQUIVALENTS OUTSTANDING                                          9,646,000       9,211,000       9,047,000
                                                                ============    ============    ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.

                                                     PREFERRED
                                                       STOCK          COMMON        PAID-IN        DEFERRED
                                                      SERIES A         STOCK        CAPITAL      COMPENSATION
                                                      --------         -----        -------      ------------
BALANCE AT JANUARY 31, 2000                         $    14,000    $   169,000    $ 7,421,000    $         -

Issuance of 121,652 shares in
    connection with an acquisition                                       2,000         98,000

Issuance of 259,696 shares to reflect declaration
    of 1/3 of the common stock rights                                    6,000        248,000

Net Income
                                                    -----------    -----------    -----------    -----------

BALANCE AT JANUARY 31, 2001                              14,000        177,000      7,767,000              -

Issuance of 300,000 shares in
    connection with an acquisition                                       6,000        183,000

Issuance of 450,000 stock options                                                      59,000        (59,000)

Issuance of 25,000 shares under Employee
    Incentive Stock Option Plan                                          1,000          8,000

Amortization of stock based compensation                                                              13,000

Issuance of 259,696 shares to reflect declaration
    of 1/3 of the common stock rights                                    5,000         91,000

Net Loss
                                                    -----------    -----------    -----------    -----------

BALANCE AT JANUARY 31, 2002                              14,000        189,000      8,108,000        (46,000)

Issuance of 5,000 shares under Employee
    Incentive Stock Option Plan                                              -          2,000

Amortization of stock based compensation                                                              20,000

Net Income
                                                    -----------    -----------    -----------    -----------

BALANCE AT JANUARY 31, 2003                         $    14,000    $   189,000    $ 8,110,000    $   (26,000)
                                                    ===========    ===========    ===========    ===========

                                                                   (DEFICIT)       TOTAL
                                                    TREASURY       RETAINED    STOCKHOLDERS'
                                                     STOCK         EARNINGS       EQUITY
                                                     -----         --------       ------
BALANCE AT JANUARY 31, 2000                       $   (38,000)   $(2,505,000)   $ 5,061,000

Issuance of 121,652 shares in
    connection with an acquisition                                                  100,000

Issuance of 259,696 shares to reflect declaration
    of 1/3 of the common stock rights                               (254,000)             -

Net Income                                                           173,000        173,000
                                                  -----------    -----------    -----------

BALANCE AT JANUARY 31, 2001                           (38,000)    (2,586,000)     5,334,000

Issuance of 300,000 shares in
    connection with an acquisition                                                  189,000

Issuance of 450,000 stock options                                                         -

Issuance of 25,000 shares under Employee
    Incentive Stock Option Plan                                                       9,000

Amortization of stock based compensation                                             13,000

Issuance of 259,696 shares to reflect declaration
    of 1/3 of the common stock rights                                (96,000)             -

Net Loss                                                          (1,601,000)    (1,601,000)
                                                  -----------    -----------    -----------

BALANCE AT JANUARY 31, 2002                           (38,000)    (4,283,000)     3,944,000

Issuance of 5,000 shares under Employee
    Incentive Stock Option Plan                                                       2,000

Amortization of stock based compensation                                             20,000

Net Income                                                           278,000        278,000
                                                  -----------    -----------    -----------

BALANCE AT JANUARY 31, 2003                       $   (38,000)   $(4,005,000)   $ 4,244,000
                                                  ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PDG ENVIRONMENTAL, INC.

                                                                           FOR THE YEARS ENDED JANUARY 31,
                                                                         2003           2002           2001
                                                                      -----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)                                                     $   278,000    $(1,601,000)   $   173,000

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Depreciation                                                           851,000        857,000        688,000
   Amortization                                                           194,000        340,000        485,000
   Contingent acquisition consideration                                  (219,000)       260,000              -
   Stock based compensation                                                20,000         13,000              -
   Gain on sale of St. Louis operation and other fixed assets
      and inventory                                                      (321,000)             -              -
   Provision for impairment in value of goodwill                          149,000              -              -
   Write off of deferred acquisition and financing costs                        -              -        205,000
   Provision for uncollectable accounts                                    20,000        200,000         35,000
   Minority interest                                                      (42,000)             -              -

CHANGES IN CURRENT ASSETS AND LIABILITIES OTHER THAN CASH:
   Accounts receivable                                                  3,432,000     (5,645,000)    (1,195,000)
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                              (595,000)      (271,000)    (1,491,000)
   Inventories                                                            (50,000)         7,000       (139,000)
   Other current assets                                                    (9,000)       293,000        452,000
   Accounts payable                                                    (2,647,000)     3,872,000       (747,000)
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                               (94,000)       254,000       (105,000)
   Accrued liabilities                                                   (736,000)       563,000        336,000
                                                                      -----------    -----------    -----------

TOTAL CHANGES                                                            (699,000)      (927,000)    (2,889,000)
                                                                      -----------    -----------    -----------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              231,000       (858,000)    (1,303,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                             (324,000)      (757,000)      (630,000)
   Acquisition of business                                                (24,000)      (921,000)      (579,000)
   Other venture's capitalization of joint venture                         30,000              -              -
   Proceeds from sale of St. Louis operation and other fixed assets
       and inventory                                                      490,000         15,000         12,000
   Increase in other assets                                                 4,000        (37,000)      (138,000)
                                                                      -----------    -----------    -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          176,000     (1,700,000)    (1,335,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                           -      3,134,000      4,624,000
   Proceeds from exercise of stock options and warrants                     2,000          9,000              -
   Principal payments on debt                                            (744,000)      (426,000)    (2,054,000)
                                                                      -----------    -----------    -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         (742,000)     2,717,000      2,570,000
                                                                      -----------    -----------    -----------

Net increase (decrease) in cash and short-term investments               (335,000)       159,000        (68,000)
Cash and short-term investments, beginning of year                        373,000        214,000        282,000
                                                                      -----------    -----------    -----------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                          $    38,000    $   373,000    $   214,000
                                                                      ===========    ===========    ===========

See accompanying notes to consolidated financial statements.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 2003

NOTE 1 - BASIS OF PRESENTATION

BUSINESS ACTIVITIES

PDG Environmental, Inc. (the "Corporation") is a holding company which, through its wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, demolition and related services. In the first quarter of fiscal 2003, the Corporation formed IAQ Training Institute ("IAQTI") a 50/50 joint venture to provide training in mold awareness and remediation.

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

The results of IAQTI, in which the Corporation holds a 50% interest, were also consolidated since the Corporation is a 50% owner of IAQTI and exercises management control. The other 50% owner's portion is reflected as minority interest in the financial statements.

REVENUES AND COST RECOGNITION:

Revenues for services performed are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method).

Contract costs include direct labor, material and subcontractor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, depreciation, repairs and insurance. Selling, general and administrative costs are charged to expense as incurred. Bidding and proposal costs are also recognized as an expense in the period in which such amounts are incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to estimated costs and income, and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured.

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

The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective February 1, 2002. SFAS 142 addresses the financial and accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer be amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified treated as a cumulative effect of a change in accounting principle. No impairment charge was made at that time. At January 31, 2003 an impairment charge of $149,000 was made to reflect the termination of operations at the St. Louis and Chicago locations which were sold/closed, respectively, during fiscal 2003. The aforementioned operations were acquired in fiscal 1999. Non amortization of goodwill in fiscal 2003 eliminated a $37,000 annual charge.

In August 2002, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 and provides a single accounting model for long-lived assets to be disposed of. The new rules significantly change what would have to be met to classify an asset as held for sale. In addition, more dispositions will qualify for discontinued operations treatment in the income statement as the criteria for discontinued operation presentation is changed to a component of the business rather than a segment of the business. The Company will be required to apply SFAS No. 144 as of October 1, 2003.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred, rather than at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initialed after December 31, 2002, with early application encouraged. The Company does not expect that the impact will be material.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for this Statement and amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company was required to apply SFAS No. 148 for the year ended January 31, 2003. The adoption of Statement No. 148 did not have a material effect on the Corporation's financial position or results of operations as it continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 2003 and 2002 include $1,308,000 and $1,247,000, respectively, of retainage receivables. For the years ended January 31, 2003 and 2002, no customer accounted for more than 10% of the Corporation's consolidated revenues.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when feasible, requests collateral to secure the performance of services.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:

                                                  JANUARY 31,
                                              2003          2002
                                           -------------------------
Revenues earned on uncompleted contracts   $44,859,000   $35,173,000
Less:  billings to date                     42,517,000    33,520,000
                                           -----------   -----------

Net Under Billings                         $ 2,342,000   $ 1,653,000
                                           ===========   ===========

Included in the accompanying consolidated balance sheets under the following captions:

                                                                JANUARY 31,
                                                           2003           2002
                                                        --------------------------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                $ 3,412,000    $ 2,817,000

Billings in excess of costs and estimated earnings on
   uncompleted contracts                                 (1,070,000)    (1,164,000)
                                                        -----------    -----------

Net Under Billings                                      $ 2,342,000    $ 1,653,000
                                                        ===========    ===========

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                   JANUARY 31,
                               2003         2002
                            -----------------------
Wages and withholdings      $  689,000   $1,150,000
Accrued fringe benefits        291,000      484,000
Covenants not to compete       175,000      420,000
Other                          245,000      327,000
                            ----------   ----------

Total Accrued Liabilities   $1,400,000   $2,381,000
                            ==========   ==========

NOTE 7 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                                      JANUARY 31,
                                                                                  2003         2002
                                                                               -----------------------
Term loan due in monthly installments of $4,095 including
interest at 9.15% due in August 2015                                           $  366,000   $  381,000

Equipment note due in monthly installments of $21,495 including
interest at 1% above the prime rate, due in August 2005                           585,000      790,000

Equipment note due in monthly installments of $16,114 including
interest at 1% above the prime rate, due in August 2005                           256,000      509,000

Revolving line of credit expiring on June 1, 2004 and
bearing interest at 1% above the prime rate                                     3,950,000    4,100,000

Equipment notes, most significant note due in monthly installments of $4,472
including interest at 7.25%, due until July, 2005                                 138,000      203,000

Term note payable to the former shareholders of Tri-State Restoration
due May 31, 2003 plus interest at 6.5%                                             94,000      150,000
                                                                               ----------   ----------

                                                                                5,389,000    6,133,000

Less amount due within one year                                                   467,000      551,000
                                                                               ----------   ----------

                                                                               $4,922,000   $5,582,000
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

The line of credit, equipment note and commitment for future equipment financing are at an interest rate of prime plus 1% with financial covenant incentives which may reduce the interest rate to either prime plus 1/2% or prime (at January 31, 2003 prime was 4.25%). The mortgage is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years. The Chief Executive Officer of the Corporation provided a limited personal guarantee for the credit facility. The credit facility contains certain financial covenants which the Corporation required waiver at January 31, 2003 and 2002 and met at January 31, 2001.

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

On May 6, 2002 Sky Bank increased the line of credit by $750,000 to $5.25 million for a ninety-day period. In July 2002, the Corporation and Sky Bank reached an agreement whereby the Corporation's availability on the line of credit was reduced by $50,000 on August 6, 2002, by $100,000 for each of the seven successive months thereby eliminating the $750,000 increase by March 5, 2003. Additionally in August 2002, the Corporation agreed to pay $100,000 of the proceeds from the sale of the St. Louis operation to reduce the balance outstanding on the equipment notes with Sky Bank.

On February 28, 2003 Sky Bank increased the line of credit by $600,000 to $5.1 million for a four-month period. The availability on the line of credit will be reduced to $4.5 million on July 1, 2003.

In December 2002 Sky Bank extended the maturity date of the Company's line of credit until June 1, 2004.

On January 31, 2003, the balance on the line of credit was $3,950,000 with an unused availability of $650,000.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

Maturity requirements on long-term debt aggregate $467,000 in fiscal 2004, $4,352,000 in fiscal 2005, $256,000 in fiscal 2006, $21,000 in fiscal 2007,
$23,000 in fiscal 2008 and $270,000 thereafter.

The Corporation paid approximately $378,000, $367,000, and $236,000 for interest costs during the years ended January 31, 2003, 2002 and 2001, respectively.

NOTE 8 - INCOME TAXES

At January 31, 2003, the Corporation has net operating loss carryforwards of approximately $5,783,000 for income tax purposes which expire in years 2003 through 2011. For financial reporting purposes, a valuation allowance of approximately $2,137,000 has been recognized to offset the deferred tax asset related to those carryforwards and to other deferred tax assets. When realized, the tax benefit of these net operating loss carryforwards will be applied to reduce income tax expense. These loss carryforwards are subject to various restrictions based on future operations of the group. The valuation allowance decreased by $178,000 during the year ended January 31, 2003 primarily due to the utilization of the net operating loss carryforward.

The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 2003 and 2002 are as follows:

                                                         JANUARY 31,
                                                      2003         2002
                                                   -----------------------
Deferred tax liabilities:

     Tax over book depreciation                    $        -   $        -

Deferred tax assets:

     Book over tax depreciation and amortization      115,000       75,000
     Other                                             56,000       32,000
     Net operating loss carryforwards               1,966,000    2,208,000
                                                   ----------   ----------

     Total deferred tax assets                      2,137,000    2,315,000

Valuation allowance for deferred tax assets         2,137,000    2,315,000
                                                   ----------   ----------

     Net deferred tax assets                                -            -
                                                   ----------   ----------

     Net deferred tax liabilities                  $        -   $        -
                                                   ==========   ==========

Significant components of the provision for income taxes (all current) are as follows:

                                FOR THE YEARS ENDED JANUARY 31,
                                  2003        2002      2001
                                -------------------------------
Current:
   Federal                      $     -     $     -   $     -
   State                         16,000      30,000    41,000
                                -------     -------   -------

   Total income tax provision   $16,000     $30,000   $41,000
                                =======     =======   =======

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                    FOR THE YEARS ENDED JANUARY 31,
                                                     2003         2002         2001
                                                  -----------------------------------
Tax at statutory rate                             $  95,000    $(534,000)   $  73,000
State income taxes, net of federal tax benefit       11,000       20,000       27,000
Limitation on utilization of net operating loss     (90,000)     544,000      (59,000)
                                                  ---------    ---------    ---------

                                                  $  16,000    $  30,000    $  41,000
                                                  =========    =========    =========

The Corporation paid approximately $65,000, $104,000 and $73,000 for federal and state income and franchise taxes during the years ended January 31, 2003, 2002 and 2001, respectively.

NOTE 9 - NOTES RECEIVABLE - OFFICERS

At January 31, 2003 and 2002, the Corporation had approximately $132,000 in notes receivable from its officers in the form of personal loans. A breakdown of the notes receivable balance at January 31, 2003 by officer is as follows: John
C. Regan, Chairman -$95,000; Dulcia Maire, Secretary -$30,000 and Lawrence Horvat, Vice President -$7,000.

NOTE 10 - COMPENSATION PLANS

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," (as amended by SFAS 148), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.

The Corporation maintains a qualified Incentive Stock Option plan (the "Plan") which provides for the grant of incentive options to purchase an aggregate of up to 3,300,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms. Options to purchase 629,000 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2004 at an exercise price of $0.19 per share.

Options to purchase 660,000 shares of the Corporation's common stock at an exercise price of $0.46 per share were granted under the Plan issuable related to fiscal 2003. Vesting of the non-discretionary portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual non-discretionary awards that did not vest due to failure to achieve goals, vest in November 2010. Vesting of the discretionary portion is based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and the office backlog as of the end of the year to name the most significant criteria among others. All unvested discretionary options are returned to the Plan for future grants. A total of 430,034 options to purchase shares of common stock vested at January 31, 2003 relative to fiscal 2003.

Options to purchase 536,500 shares of the Corporation's common stock at an exercise price of $0.40 per share were granted under the Plan issuable related to fiscal 2002. Vesting of the non-discretionary portion of the stock options was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual non-discretionary awards that did not vest due to failure to achieve goals, vest in November 2009. Vesting of the discretionary portion is based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and the office backlog as of the end of the year to name the most significant criteria among others. All unvested discretionary options are returned to the Plan for future grants. A total of 290,000 options to purchase shares of common stock vested at January 31, 2002 relative to fiscal 2002. Additionally, 450,000 options to purchase shares of common stock of the Company were issued to the former majority owner of Tri-State Restorations, Inc. See
Note 13.

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

The following table summarizes information with respect to the Plan for the three years ended January 31, 2003:

                                                    OPTION
                                    NUMBER OF     PRICE RANGE
                                      SHARES       PER SHARE
                                    --------------------------
OUTSTANDING AT JANUARY 31, 2000     1,692,083    $0.36 - $1.91

Granted                               544,500    $0.40 - $0.53
Cancelled - Reusable                  (28,500)   $0.53 - $0.87
                                    ---------

OUTSTANDING AT JANUARY 31, 2001     2,208,083    $0.36 - $1.91

Granted                             1,137,500    $0.40 - $0.46
Cancelled - Reusable                 (234,250)   $0.40 - $1.63
Exercised                             (25,000)   $        0.36
                                    ---------

OUTSTANDING AT JANUARY 31, 2002     3,086,333    $0.36 - $1.91

Granted                               643,367    $0.19 - $0.46
Cancelled - Reusable                 (591,500)   $0.36 - $1.91
Exercised                              (5,000)   $        0.36
                                    ---------

OUTSTANDING AT JANUARY 31, 2003     3,133,200    $0.19 - $1.63
                                    =========

EXERCISABLE AT JANUARY 31, 2003     1,558,667    $0.19 - $1.63
                                    =========

The weighted average life of the options outstanding at January 31, 2003 and 2002 and the weighted average exercise price of vested options at January 31, 2003 and 2002 was 6.4 years and 6.8 years, respectively, and $0.52 and $0.54, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2003, 2002 and 2001: risk-free interest rates of 4%, 5% and 7% in fiscal 2003, 2002 and 2001, respectively; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.14, 0.88 and 1.39 in fiscal 2003, 2002 and 2001, respectively; and a weighted-average expected life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                              FISCAL           FISCAL          FISCAL
                                                                03               02              01
                                                                --               --              --
Net income (loss), as reported                             $     278,000   $  (1,601,000)   $   173,000
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                              (58,000)       (179,000)      (218,000)
                                                           -------------   -------------    -----------

Pro forma net income (loss)                                $     220,000   $  (1,780,000)   $   (45,000)
                                                           =============   =============    ===========

Earnings per share:

Basic-as reported                                          $        0.03   $       (0.17)   $      0.02
                                                           =============   =============    ===========
Basic-pro forma                                            $        0.02   $       (0.19)   $     (0.01)
                                                           =============   =============    ===========
Diluted-as reported                                        $        0.03   $       (0.17)   $      0.02
                                                           =============   =============    ===========
Diluted-pro forma                                          $        0.02   $       (0.19)   $     (0.01)
                                                           =============   =============    ===========

The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 2003:

                                                               OPTION
                                                 NUMBER OF   PRICE RANGE
                                                  SHARES      PER SHARE
                                                 -----------------------
OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2000    20,000    $0.60-$0.65

No Activity                                             -              -
                                                  -------
OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2001    20,000    $0.60-$0.65

Cancelled - Reusable                              (10,000)   $      0.60
                                                  -------

OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2002    10,000    $      0.65

No Activity                                             -              -
                                                  -------

OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2003    10,000    $      0.65
                                                  =======

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan") which provides for the grant of options to purchase an aggregate of up to 250,000 shares of the Corporation's common stock. Options to purchase 50,000 shares of the Corporation's common stock at an exercise price of $0.65 per share have been granted under the Employee Director Plan. At January 31, 2003 all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 600,000 shares of the Corporation's common stock. Options to purchase 330,250 shares of the Corporation's common stock at prices ranging from $0.26 per share to $1.39 per share have been granted under the Non-Employee Directors Plan. At January 31, 2003, all of the options granted under the Non-Employee Directors Plan were exercisable.

No pro forma information is presented relative to the non-qualified stock option plan, the Employee Director Plan or the Non-Employee Directors Plan as the effect is either immaterial or non-existent.

NOTE 11 - STOCK WARRANTS

At January 31, 2003 and 2002, the Corporation had 250,000 fully vested warrants outstanding. The exercise price of the warrants range from $1.20 per share to $2.50 per share expiring in fiscal 2004. These warrants were issued in conjunction with shareholder relations and investment banking agreements.

NOTE 12 - PREFERRED STOCK

At the Corporation's Annual Meeting of Stockholders held on July 23, 1993, the following matters were approved by a majority of the Corporation's preferred and common stockholders which affected the Corporation's Series A Preferred stock and common stock: a reduction in the Series A Preferred Stock dividend rate from 9% to 2% and the cancellation of the accrued but unpaid dividends and the special voting rights associated with such preferred stock in the event of a certain accumulation of accrued but unpaid dividends thereon; and a recapitalization of the Corporation in order to effect a one for two reverse stock split (the "Recapitalization"). In exchange for the forfeiture of the accrued but undeclared and unpaid dividends, the holders of the Series A Preferred Stock were granted a common stock right which, if and when declared by the Board of Directors, will grant to the holders of such common stock rights shares of the common stock of the Corporation. At the May 23, 1995, March 6, 2000 and March 21, 2001 Board of Directors meetings, the issuance of one third of the shares (280,071, 259,696 and 259,696 common shares, respectively) covered by the aforementioned right was approved. At January 31, 2003 and 2002, there were no common stock rights outstanding, respectively. The Recapitalization was contingent upon the Corporation's listing on the American Stock Exchange. The Corporation made a decision not to pursue such a listing; therefore, the Recapitalization was indefinitely postponed.

At January 31, 2003, there were 6,000 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $11,000 at January 31, 2003.

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

As consideration for the purchase, the Company paid Tri-State $541,000 in cash, $150,000 in the form of a subordinated note at 6 1/2% interest due May 31, 2002 and 300,000 shares of the Company's common stock (valued at $189,000) and entered into a three-year employment agreement with the Principals that provides for additional compensation in addition to an annual salary. Additional compensation consists of 60% of the annual operating income generated by the former Tri-State operation in excess of $150,000 for the years June 1, 2001 through May 31, 2002 and June 1, 2002 through May 31, 2003 and 60% of the annual operating income generated by the former Tri-State operation in excess of $200,000 for the period June 1, 2003 through May 31, 2004. The additional compensation is payable annually to the Principals on August 31 of each year. No additional compensation was paid for the twelve month period ending May 31, 2002 as the income goal was not met.

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

The options expire on June 14, 2011. No options vested for the twelve month period ending June 15, 2002 as the earnings goal was not met.

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
                                      ============    ============

NOTE 14 - SALE OF ST. LOUIS OPERATION AND SOUTHEAST TEXAS FIXED ASSETS AND INVENTORY

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

In the third fiscal quarter of 2003, the Company sold certain fixed assets and inventory associated with the southeast Texas operation for $110,000 resulting in a gain of $48,000. The Company intends to focus on the mold remediation market in southeastern Texas. Revenues of the southeast Texas asbestos operation for fiscal 2002 were approximately $4.4 million.

NOTE 15 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                         FOR THE YEARS ENDED JANUARY 31,
                                                                       2003           2002            2001
                                                                    -----------------------------------------
NUMERATOR:

Income (loss) before discontinued operations                        $   278,000    $(1,601,000)   $   173,000
Preferred stock dividends                                                (1,000)        (1,000)        (1,000)
                                                                    -----------    -----------    -----------
Numerator for basic earnings per share--income available
      to common stockholders 245,000                                    277,000     (1,602,000)       172,000

Effect of dilutive securities:
      Preferred stock dividends                                           1,000          1,000          1,000
                                                                    -----------    -----------    -----------
Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                        $   278,000    $(1,601,000)   $   173,000
                                                                    ===========    ===========    ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average shares     9,372,000      9,211,000      8,731,000

Effect of dilutive securities:
     Employee stock options                                             245,000              -        288,000
     Warrants                                                                 -              -              -
     Convertible preferred stock                                         29,000              -         28,000
                                                                    -----------    -----------    -----------

Dilutive potential common shares                                        274,000              -        316,000
                                                                    -----------    -----------    -----------

  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                     9,646,000      9,211,000      9,047,000
                                                                    ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE                                     $      0.03    $     (0.17)   $      0.02
                                                                    ===========    ===========    ===========

DILUTED EARNINGS (LOSS) PER SHARE                                   $      0.03    $     (0.17)   $      0.02
                                                                    ===========    ===========    ===========

At January 31, 2003, 2002 and 2001; 1,165,083, 1,961,083 and 695,583 options, and 250,000, 250,000 and 250,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $578,000, $554,000 and $448,000 for the years ended January 31, 2003, 2002 and 2001, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2003 aggregated $1,124,000 and payments due during the next five fiscal years are as follows: 2004 - $520,000, 2005 - $307,000, 2006 - $195,000, 2007 - $86,000 and 2008 - $16,000.

NOTE 17 - QUARTERLY RESULTS (UNAUDITED)

The Company had the following results by quarter:

                                  FIRST           SECOND          THIRD          FOURTH
                                 QUARTER         QUARTER         QUARTER         QUARTER          YEAR
                                 -------         -------         -------         -------          ----
YEAR ENDING JANUARY 31, 2003

Revenues                       $ 10,900,000    $ 12,227,000    $  9,157,000   $  8,599,000    $ 40,883,000

Gross margin                        919,000       1,558,000       1,583,000      1,739,000       5,799,000

Net income (loss)              $   (227,000)   $    417,000    $    106,000   $    (18,000)   $    278,000

Earnings per share
  Basic                        $      (0.02)   $       0.04   $        0.01   $       0.00    $       0.03
  Diluted                      $      (0.02)   $       0.04   $        0.01   $       0.00    $       0.03

YEAR ENDING JANUARY 31, 2002

Revenues                       $  5,823,000    $ 10,718,000    $ 12,184,000   $ 13,862,000    $ 42,587,000

Gross margin                        325,000       1,007,000       1,638,000      1,288,000       4,258,000

Net income (loss)              $   (996,000)   $   (318,000)   $     90,000   $   (377,000)   $ (1,601,000)

Earnings per share
  Basic                        $      (0.11)   $      (0.03)   $       0.01   $      (0.04)   $      (0.17)
  Diluted                      $      (0.11)   $      (0.03)   $       0.01   $      (0.04)   $      (0.17)

                             PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               FOR THE YEARS ENDED
                         JANUARY 31, 2003, 2002 AND 2001

                                     BALANCE AT     ADDITIONS                     BALANCE
                                     BEGINNING       CHARGED                      AT CLOSE
                                      OF YEAR       TO INCOME    DEDUCTIONS(1)    OF YEAR
                                      -------       ---------    ------------     -------
2003
Allowance for doubtful accounts   $       130,000   $ 20,000   $              -   $150,000
                                  ===============   ========   ================   ========

2002
Allowance for doubtful accounts   $             -   $200,000   $         70,000   $130,000
                                  ===============   ========   ================   ========

2001
Allowance for doubtful accounts   $             -   $ 35,000   $         35,000   $      -
                                  ===============   ========   ================   ========

(1)Uncollectible accounts written off, net of recoveries.