Form 10-Q
period 2003-04-30
PDG ENVIRONMENTAL INC
filed 2003-06-13
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2003 OR


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


                                  412-243-3200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

Indicated by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes       No  X
                                         ---      ---

As of June 9, 2003, there were 9,372,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                      PAGE

    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of April 30, 2003 (unaudited) and
              January 31, 2003                                                                         3

         (b)  Consolidated Statements of Operations for the Three Months Ended April 30, 2003
              and 2002 (unaudited)                                                                     4

         (c)  Consolidated Statements of Cash Flows for the Three Months Ended April 30,
              2003 and 2002 (unaudited)                                                                5

         (d)  Notes to Consolidated Financial Statements (unaudited)                                   6


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                               9


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                       11

    Item 3.   Defaults Upon Senior Securities                                                         11

    Item 6.   Exhibits and Reports on Form 8-K                                                        11

    Item 14.  Controls and Procedures                                                                 11

    Signature and Certification                                                                       12


                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               APRIL 30,           JANUARY 31,
                                                                 2003                 2003*
                                                             -------------        ------------
ASSETS                                                        (UNAUDITED)
CURRENT ASSETS
Cash and short-term investments                              $     54,000         $     38,000
Accounts receivable - net                                       9,679,000            9,271,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                         2,737,000            3,412,000
Inventory                                                         517,000              484,000
Other current assets                                            1,191,000              388,000
                                                             ------------         ------------

TOTAL CURRENT ASSETS                                           14,178,000           13,593,000

PROPERTY, PLANT AND EQUIPMENT                                   7,497,000            7,497,000
Less:  accumulated depreciation                                (6,402,000)          (6,238,000)
                                                             ------------         ------------
                                                                1,095,000            1,259,000

GOODWILL                                                          433,000              433,000

OTHER ASSETS                                                      383,000              325,000
                                                             ------------         ------------

TOTAL ASSETS                                                 $ 16,089,000         $ 15,610,000
                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             $  3,233,000         $  3,519,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                      1,497,000            1,070,000
Current portion of long-term debt                                 440,000              467,000
Accrued liabilities                                             1,877,000            1,400,000
                                                             ------------         ------------

TOTAL CURRENT LIABILITIES                                       7,047,000            6,456,000

LONG-TERM DEBT                                                  4,579,000            4,922,000
MINORITY INTEREST                                                 (13,000)             (12,000)

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                          14,000               14,000
Common stock                                                      189,000              189,000
Additional paid-in capital                                      8,110,000            8,110,000
Deferred compensation                                             (21,000)             (26,000)
(Deficit) retained earnings                                    (3,778,000)          (4,005,000)
Less treasury stock                                               (38,000)             (38,000)
                                                             ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                      4,476,000            4,244,000
                                                             ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 16,089,000         $ 15,610,000
                                                             ============         ============


*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                     FOR THE THREE MONTHS
                                                                        ENDED APRIL 30,
                                                               ---------------------------------
                                                                   2003                 2002
                                                               ------------         ------------
CONTRACT REVENUE                                               $  8,366,000         $ 10,900,000
CONTRACT COSTS                                                    6,697,000            9,981,000
                                                               ------------         ------------

Gross margin                                                      1,669,000              919,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      1,343,000            1,067,000
                                                               ------------         ------------

Income (loss) from operations                                       326,000             (148,000)

OTHER INCOME (EXPENSE):
 Interest expense                                                   (97,000)             (96,000)
Interest and other income                                            27,000               13,000
                                                               ------------         ------------

                                                                    (70,000)             (83,000)
                                                               ------------         ------------

Income (loss) before minority interest and income taxes             256,000             (231,000)

INCOME TAX PROVISION                                                (30,000)                --

MINORITY INTEREST                                                     1,000                4,000
                                                               ------------         ------------


NET INCOME (LOSS)                                              $    227,000         $   (227,000)
                                                               ============         ============

PER SHARE OF COMMON STOCK:

BASIC                                                          $       0.02         $      (0.02)
                                                               ============         ============

DILUTIVE                                                       $       0.02         $      (0.02)
                                                               ============         ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                      9,372,000            9,370,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                          35,000                 --
                                                               ------------         ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                 9,407,000            9,370,000
                                                               ============         ============



See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS
                                                                          ENDED APRIL 30,
                                                                  -------------------------------
                                                                     2003                  2002
                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $   227,000         $  (227,000)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO CASH:
    Depreciation and amortization                                     238,000             267,000
    Contingent acquisition consideration                                 --              (219,000)
    Stock based compensation                                            5,000               5,000
    Minority interest                                                  (1,000)             (4,000)
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                              (408,000)            510,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                        675,000             658,000
    Inventory                                                         (33,000)            (71,000)
    Other current assets                                               58,000            (404,000)
    Accounts payable                                               (1,147,000)         (1,095,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                        427,000             596,000
    Accrued liabilities                                               510,000            (104,000)
                                                                  -----------         -----------
                                                                       82,000              90,000
                                                                  -----------         -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      551,000             (88,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                         (40,000)            (56,000)
    Acquisition of businesses                                        (133,000)               --
    Other venture's capitalization of joint venture                      --                27,000
    Decrease (Increase) in other assets                                 8,000              (6,000)
                                                                  -----------         -----------
NET CASH USED BY INVESTING ACTIVITIES                                (165,000)            (35,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                            --                 2,000
    Principal payments on debt                                       (370,000)           (208,000)
                                                                  -----------         -----------

NET CASH USED BY FINANCING ACTIVITIES                                (370,000)           (206,000)
                                                                  -----------         -----------

Net Increase (Decrease) in Cash and Short-Term Investments             16,000            (329,000)
Cash and Short-Term Investments, Beginning of Period                   38,000             373,000
                                                                  -----------         -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                    $    54,000         $    44,000
                                                                  ===========         ===========



See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2003
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. In the quarter ending April 30, 2002, the Corporation formed IAQ Training Institute ("IAQ venture") a 50/50 joint venture to provide training in mold awareness and remediation.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three months ended April 30, 2003 were of a normal, recurring nature. The amounts presented for the three months ended April 30, 2003 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 2003 dated March 28, 2003, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the three months ended April 30, 2003 due to the existence of unused net operating loss carryforwards. A state income tax provision was made in the current period due to income in the current year. No state income taxes were provided in the prior year period due to the loss in the prior fiscal year.

Income taxes paid by the Corporation for the three months ended April 30, 2003 and 2002 totaled approximately $25,000 and $62,000, respectively.

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

On May 6, 2002 Sky Bank increased the line of credit by $750,000 to $5.25 million for a ninety-day period. In July 2002, the Corporation and Sky Bank reached an agreement whereby the Corporation's availability on the line of credit was reduced by $50,000 on August 6, 2002, by $100,000 for each of the seven successive months thereby eliminating the $750,000 increase by March 5, 2003. Additionally in August 2002, the Corporation agreed to pay $100,000 to reduce the balance outstanding on the equipment notes with Sky Bank.

On February 28, 2003 Sky Bank increased the line of credit by $600,000 to $5.1 million for a four-month period. The availability on the line of credit will be reduced to $4.5 million on July 1, 2003.

In December 2002 Sky Bank extended the maturity date of the Company's line of credit until June 1, 2004.

On April 30, 2003, the balance on the line of credit was $3,700,000 with an unused availability of $900,000.

The Corporation paid interest costs totaling approximately $123,000 and $99,000 during the three months ended April 30, 2003 and 2002, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $12,000 at April 30, 2003. At April 30, 2003, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder in addition to common shares for accrued but unpaid interest.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          FOR THE THREE MONTHS
                                                                             ENDED APRIL 30,
                                                                     -------------------------------
                                                                        2003                 2002
                                                                     -----------         -----------
NUMERATOR:
Net Income (loss)                                                    $   227,000         $  (227,000)
Preferred stock dividends                                                 (1,000)             (1,000)
                                                                     -----------         -----------

Numerator for basic earnings per share--income available
      to common stockholders                                             226,000            (228,000)

Effect of dilutive securities:
      Preferred stock dividends                                            1,000               1,000
                                                                     -----------         -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                         $   227,000         $  (227,000)
                                                                     ===========         ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                             9,372,000           9,370,000

Effect of dilutive securities:

Convertible Preferred Stock                                               29,000                --
 Employee Stock Options                                                    6,000                --
                                                                     -----------         -----------

                                                                          35,000                --
                                                                     -----------         -----------
Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                      9,407,000           9,370,000
                                                                     ===========         ===========

BASIC EARNINGS PER SHARE                                             $      0.02         $     (0.02)
                                                                     ===========         ===========

DILUTED EARNINGS PER SHARE                                           $      0.02         $     (0.02)
                                                                     ===========         ===========

NOTE 6 - STOCK OPTIONS

The Company accounts for its stock-based compensation plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.

                                                                         FOR THE THREE MONTHS
                                                                            ENDED APRIL 30,
                                                                    --------------------------------
                                                                       2003                 2002
                                                                    ---------            -----------
Net income (loss), as reported                                      $ 227,000            $  (227,000)
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                                   (13,000)               (28,000)
                                                                    ---------            -----------

Pro forma net income (loss)                                         $ 214,000            $  (255,000)
                                                                    =========            ===========

Earnings per share:

Basic-as reported                                                   $    0.02            $     (0.02)
                                                                    =========            ===========
Basic-pro forma                                                     $    0.02            $     (0.03)
                                                                    =========            ===========
Diluted-as reported                                                 $    0.02            $     (0.02)
                                                                    =========            ===========
Diluted-pro forma                                                   $    0.02            $     (0.03)
                                                                    =========            ===========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-Q contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2003 AND 2002

During the three months ended April 30, 2003 ("Fiscal 2004"), the Corporation's contract revenues decreased to $8.4 million compared to $10.9 million in the three months ended April 30, 2002 ("Fiscal 2003") The decrease in revenue was attributable in part to a large project in New York City that had Phase I completed in the first quarter of the prior fiscal quarter and to the exclusion of the St. Louis operation which was sold in the prior fiscal year.

The Corporation's gross margin increased to $1.7 million in the first quarter of fiscal 2004 compared to $0.9 million in the first quarter of fiscal 2003. The increase in gross margin is due to the significantly higher margins in the current fiscal quarter and $0.6 million of contract adjustments in the first quarter of fiscal 2003.

Selling, general and administrative expenses increased to $1.3 million in the current fiscal quarter as compared to $1.1 million in the three months ended April 30, 2002. This increase was due to reversal of $0.2 million of contingent purchase consideration related to the Los Angeles office in the prior fiscal quarter partially offset by the exclusion of costs associated with the St. Louis operation which was sold later in the prior fiscal year.

The Corporation reported income from operations of $0.33 million for the three months ended April 30, 2003 compared to a loss from operations of $0.15 million for the three months ended April 30, 2002 as a direct result of the factors discussed above.

Interest expense remained constant at $0.1 million in the current quarter as compared the same quarter of a year ago as borrowings remained relatively constant.

During the quarters ended April 30, 2003 and 2002, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes and the loss in the prior year fiscal quarter. A state income tax provision of $0.03 million was made in the current quarter. No state income tax provision was made in the prior fiscal quarter due to the loss.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 2003, the Corporation's cash increased by $0.02 million to $0.05 million.

Cash provided by operating activities totaled $0.55 million in the three months ended April 30, 2003. Cash inflows including $0.23 million of net income in the current fiscal period, a $0.68 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.43 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.51 million increase in accrued liabilities related to the timing of payments and $0.24 million of depreciation and amortization. These cash inflows were partially offset by cash outflows including a $0.4 million increase in accounts receivables and a $1.15 million decrease in accounts payable.

The increase in cash and short-term investments during the first quarter of fiscal 2004 is attributable to the aforementioned cash inflows from operations of $0.55 million which were partially offset by cash outflows of $0.17 million associated with investing activities and $0.37 million of cash outflows associated with finance activities. Investing activities cash outflows included $0.04 million for the purchase of property, plant and equipment and a $0.13 million of payments related primarily to an acquisition completed in a prior fiscal year. Financing activities cash outflows consisted of $0.37 million for the repayment of debt.

At April 30, 2003, the Corporation's backlog totaled $29.0 million ($19.7 million on fixed fee contracts and $9.3 million on time and materials or unit price contracts).

During the three months ended April 30, 2002, the Corporation's cash decreased by $0.33 million to $0.04 million.

Cash used by operating activities totaled $0.09 million in the three months ended April 30, 2002. Cash outflows included the $0.23 million net loss incurred during the current three months, a $0.22 million decrease in contingent acquisition consideration to reflect current period losses at the former Tri-State (Los Angeles) office, a $0.07 million increase in inventories, $0.4 million due to a increase in other current assets, a $1.1 million decrease in accounts payable and a $0.1 million decrease in accrued liabilities related to the timing of payments. These cash outflows were partially offset by cash inflows including a $0.51 million decrease in accounts receivables, a $0.66 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.60 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and $0.27 million of depreciation and amortization.

The decrease in cash and short term investments during the first quarter of fiscal 2003 is attributable to the aforementioned cash outflows from operations of $0.09 million, cash outflows for investing activities of $0.035 million, which included $0.06 million for the purchase of property, plant and equipment partially offset by the other venturee's capital contribution of $0.03 million to the IAQ joint venture and $0.21 million of cash outflows associated with finance activities due to the repayment of debt.

MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $50,000 change in borrowing costs based upon the balance outstanding at April 30, 2003. The interest rate on the term debt is readjusted in August 2003 and if the current interest rate environment exists in August 2003, the interest rate on the term debt would decrease.

                           PART II-- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At April 30, 2003, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $12,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
                           EXHIBIT INDEX                  PAGES OF SEQUENTIAL
                    EXHIBIT NO. AND DESCRIPTION             NUMBERING SYSTEM

Exhibit 99.1    Certification Pursuant To 18 U.S.C.
                Section 1350, As Amended Pursuant To
                Section 906 Of The Sarbanes-Oxley
                Act of 2002


(b)     Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended April 30, 2003 except for the Form 8-K filed April 25, 2003 containing an Item 12 - Results of Operation and Financial Condition discussing the Company's earnings for the quarter and year ending January 31, 2003.


ITEM 14. CONTROLS AND PROCEDURES

As of April 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as April 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to April 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PDG ENVIRONMENTAL, INC.




                                  By /s/John C. Regan
                                     ------------------------------------------
                                     John C. Regan
                                     Chairman, Chief Executive Officer and Chief
                                     Financial Officer

Date:  June 12, 2003

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



                                          By /s/John C. Regan
                                             ---------------------------------
                                             John C. Regan
                                             Chief Executive Officer and
                                             Chief Financial Officer



    Date:  June 12, 2003