Form 10-Q
period 2003-07-31
PDG ENVIRONMENTAL INC
filed 2003-09-15
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003 OR


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

As of September 9, 2003, there were 9,372,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                                        PAGE

    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements

         (a)  Condensed Consolidated Balance Sheets as of July 31, 2003 (unaudited) and
              January 31, 2003                                                                                           3

         (b)  Consolidated Statements of Operations for the Three Months Ended July 31, 2003 and 2002 (unaudited)        4

         (c)  Consolidated Statements of Operations for the Six Months Ended July 31, 2003 and 2002 (unaudited)          5

         (d)  Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2003 and 2002 (unaudited)          6

         (e)  Notes to Consolidated Financial Statements (unaudited)                                                     7

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                     11

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                13

    Item 4.   Controls and Procedures                                                                                   13


PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                         14

    Item 3.   Defaults Upon Senior Securities                                                                           14

    Item 4.   Submission of Matters to a Vote Security Holders                                                          14

    Item 6.   Exhibits and Reports on Form 8-K                                                                          14

    Signature                                                                                                           15


                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JULY 31,           JANUARY 31,
                                                                 2003                2003*
                                                             ------------         ------------
                                                             (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                              $     51,000         $     38,000
Accounts receivable - net                                      10,006,000            9,271,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                         3,429,000            3,412,000
Inventory                                                         587,000              484,000
Other current assets                                              922,000              388,000
                                                             ------------         ------------

TOTAL CURRENT ASSETS                                           14,995,000           13,593,000

PROPERTY, PLANT AND EQUIPMENT                                   7,624,000            7,497,000
Less:  accumulated depreciation                                (6,571,000)          (6,238,000)
                                                             ------------         ------------
                                                                1,053,000            1,259,000

GOODWILL                                                          433,000              433,000

OTHER ASSETS                                                      332,000              325,000
                                                             ------------         ------------

TOTAL ASSETS                                                 $ 16,813,000         $ 15,610,000
                                                             ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                             $  3,357,000         $  3,519,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                      1,347,000            1,070,000
Current portion of long-term debt                                 428,000              467,000
Accrued liabilities                                             1,927,000            1,400,000
                                                             ------------         ------------

TOTAL CURRENT LIABILITIES                                       7,059,000            6,456,000

LONG-TERM DEBT                                                  5,141,000            4,922,000
MINORITY INTEREST                                                 (14,000)             (12,000)

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                          14,000               14,000
Common stock                                                      189,000              189,000
Additional paid-in capital                                      8,110,000            8,110,000
Deferred compensation                                             (16,000)             (26,000)
(Deficit) retained earnings                                    (3,632,000)          (4,005,000)
Less treasury stock                                               (38,000)             (38,000)
                                                             ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                      4,627,000            4,244,000
                                                             ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 16,813,000         $ 15,610,000
                                                             ============         ============

*Derived from audited financial statements.

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                   FOR THE THREE MONTHS
                                                                      ENDED JULY 31,
                                                             ---------------------------------
                                                                 2003                 2002
                                                             ------------         ------------
CONTRACT REVENUE                                             $  9,473,000         $ 12,227,000
CONTRACT COSTS                                                  7,827,000           10,669,000
                                                             ------------         ------------

Gross margin                                                    1,646,000            1,558,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    1,401,000            1,316,000
                                                             ------------         ------------

Income from operations                                            245,000              242,000

OTHER INCOME (EXPENSE):
 Interest expense                                                 (90,000)            (105,000)
 Gain on sale of St. Louis operation                                 --                273,000
 Interest and other income                                          8,000               21,000
                                                             ------------         ------------

                                                                  (82,000)             189,000
                                                             ------------         ------------

Income before minority interest and income taxes                  163,000              431,000

INCOME TAX PROVISION                                              (18,000)             (16,000)

MINORITY INTEREST                                                   1,000                2,000
                                                             ------------         ------------


NET INCOME                                                   $    146,000         $    417,000
                                                             ============         ============

PER SHARE OF COMMON STOCK:

BASIC                                                        $       0.02         $       0.04
                                                             ============         ============

DILUTIVE                                                     $       0.02         $       0.04
                                                             ============         ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                    9,372,000            9,372,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                       124,000              143,000
                                                             ------------         ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                               9,496,000            9,515,000
                                                             ============         ============



See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                     FOR THE SIX MONTHS
                                                                       ENDED JULY 31,
                                                             ---------------------------------
                                                                 2003                 2002
                                                             ------------         ------------
CONTRACT REVENUE                                             $ 17,838,000         $ 23,127,000
CONTRACT COSTS                                                 14,524,000           20,650,000
                                                             ------------         ------------

Gross margin                                                    3,314,000            2,477,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    2,743,000            2,383,000
                                                             ------------         ------------

Income from operations                                            571,000               94,000

OTHER INCOME (EXPENSE):
 Interest expense                                                (187,000)            (201,000)
Gain on sale of St. Louis operation                                  --                273,000
 Interest and other income                                         35,000               34,000
                                                             ------------         ------------

                                                                 (152,000)             106,000
                                                             ------------         ------------

Income before minority interest and income taxes                  419,000              200,000

INCOME TAX PROVISION                                              (48,000)             (16,000)

MINORITY INTEREST                                                   2,000                6,000
                                                             ------------         ------------


NET INCOME                                                   $    373,000         $    190,000
                                                             ============         ============

PER SHARE OF COMMON STOCK:

BASIC                                                        $       0.04         $       0.02
                                                             ============         ============

DILUTIVE                                                     $       0.04         $       0.02
                                                             ============         ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                    9,372,000            9,371,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                        87,000              232,000
                                                             ------------         ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                               9,459,000            9,603,000
                                                             ============         ============



See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                        FOR THE SIX MONTHS
                                                                          ENDED JULY 31,
                                                                  -------------------------------
                                                                      2003               2002
                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   373,000         $   190,000
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH:
    Depreciation and amortization                                     466,000             508,000
    Contingent acquisition consideration                                 --              (219,000)
    Stock based compensation                                           10,000              10,000
    Gain on sale of St. Louis operation                                  --              (273,000)
    Minority interest                                                  (2,000)             (6,000)
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                              (735,000)          1,060,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                        (17,000)           (450,000)
    Inventory                                                        (103,000)            (28,000)
    Other current assets                                              (45,000)             88,000
    Accounts payable                                                 (651,000)           (975,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                        277,000             246,000
    Accrued liabilities                                               623,000            (525,000)
                                                                  -----------         -----------
                                                                     (651,000)           (584,000)
                                                                  -----------         -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      196,000            (374,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                        (168,000)           (133,000)
    Acquisition of businesses                                        (196,000)               --
    Other venture's capitalization of joint venture                      --                28,000
    Proceeds from sale of St. Louis operation                            --               380,000
    Decrease (Increase) in other assets                                 1,000             (13,000)
                                                                  -----------         -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     (363,000)            262,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                400,000              50,000
    Exercise of stock options                                            --                 2,000
    Principal payments on debt                                       (220,000)           (230,000)
                                                                  -----------         -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      180,000            (178,000)
                                                                  -----------         -----------

Net Increase (Decrease) in Cash and Short-Term Investments             13,000            (290,000)
Cash and Short-Term Investments, Beginning of Period                   38,000             373,000
                                                                  -----------         -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                    $    51,000         $    83,000
                                                                  ===========         ===========



See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JULY 31, 2003
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. In the quarter ending April 30, 2002, the Corporation formed IAQ Training Institute ("IAQ venture") a 50/50 joint venture to provide training in mold awareness and remediation.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three month and six month periods ended July 31, 2003 were of a normal, recurring nature. The amounts presented for the three month and six month periods ended July 31, 2003 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 2003 dated March 28, 2003 and in the Quarterly Report on Form 10-Q of the Corporation for the quarter ended April 30, 2003 dated June 12, 2003, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the three and six months ended July 31, 2003 due to the existence of unused net operating loss carryforwards. A state income tax provision was made in the current and prior year periods due to income in the current and prior years.

Income taxes paid by the Corporation for the six months ended July 31, 2003 and 2002 totaled approximately $25,000 and $63,000, respectively.

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

On February 28, 2003 Sky Bank increased the line of credit by $600,000 to $5.1 million for a four-month period ending on July 1, 2003 at which time the availability would be reduced to $4.5 million.

In July 2003 Sky Bank approved a permanent $500,000 increase to the Company's line of credit to $5 million and extended the maturity date until June 6, 2005.

On July 31, 2003, the balance on the line of credit was $4,350,000 with an unused availability of $650,000.

The Corporation paid interest costs totaling approximately $203,000 and $198,000 during the six months ended July 31, 2003 and 2002, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $12,000 at July 31, 2003. At July 31, 2003, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder in addition to common shares for accrued but unpaid interest.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:


                                                                         FOR THE THREE MONTHS
                                                                             ENDED JULY 31,
                                                                     ----------------------------
                                                                        2003              2002
                                                                     ----------        ----------
NUMERATOR:
Net Income                                                           $  146,000        $  417,000
Preferred stock dividends                                                  --                --
                                                                     ----------        ----------

Numerator for basic earnings per share--income available
      to common stockholders                                            146,000           417,000

Effect of dilutive securities:
      Preferred stock dividends                                            --                --
                                                                     ----------        ----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                         $  146,000        $  417,000
                                                                     ==========        ==========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                            9,372,000         9,372,000

Effect of dilutive securities:

      Convertible Preferred Stock                                        29,000           114,000
      Employee Stock Options                                             95,000            29,000
                                                                     ----------        ----------

                                                                        124,000           143,000
                                                                     ----------        ----------
Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                     9,496,000         9,515,000
                                                                     ==========        ==========

BASIC EARNINGS PER SHARE                                             $     0.02        $     0.04
                                                                     ==========        ==========

DILUTED EARNINGS PER SHARE                                           $     0.02        $     0.04
                                                                     ==========        ==========


                                                                          FOR THE SIX MONTHS
                                                                             ENDED JULY 31,
                                                                     -------------------------------
                                                                        2003                2002
                                                                     -----------         -----------
NUMERATOR:
Net Income                                                           $   373,000         $   190,000
Preferred stock dividends                                                 (1,000)             (1,000)
                                                                     -----------         -----------

Numerator for basic earnings per share--income available
      to common stockholders                                             372,000             189,000

Effect of dilutive securities:
      Preferred stock dividends                                            1,000               1,000
                                                                     -----------         -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                         $   373,000         $   190,000
                                                                     ===========         ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                             9,372,000           9,371,000

Effect of dilutive securities:

      Convertible Preferred Stock                                         29,000                --
      Employee Stock Options                                              58,000             232,000
                                                                     -----------         -----------

                                                                          87,000             232,000
                                                                     -----------         -----------
Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                      9,459,000           9,603,000
                                                                     ===========         ===========

BASIC EARNINGS PER SHARE                                             $      0.04         $      0.02
                                                                     ===========         ===========

DILUTED EARNINGS PER SHARE                                           $      0.04         $      0.02
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

                                                                  FOR THE THREE MONTHS
                                                                      ENDED JULY 31,
                                                                --------------------------
                                                                  2003             2002
                                                                ---------        ---------
Net income, as reported                                         $ 146,000        $ 417,000
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                               (13,000)         (28,000)
                                                                ---------        ---------

Pro forma net income                                            $ 133,000        $ 389,000
                                                                =========        =========

Earnings per share:

Basic-as reported                                               $    0.02        $    0.04
                                                                =========        =========
Basic-pro forma                                                 $    0.01        $    0.04
                                                                =========        =========
Diluted-as reported                                             $    0.02        $    0.04
                                                                =========        =========
Diluted-pro forma                                               $    0.01        $    0.04
                                                                =========        =========


                                                                    FOR THE SIX MONTHS
                                                                      ENDED JULY 31,
                                                                --------------------------
                                                                   2003            2002
                                                                ---------        ---------
Net income, as reported                                         $ 373,000        $ 190,000
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                               (27,000)         (56,000)
                                                                ---------        ---------

Pro forma net income                                            $ 346,000        $ 134,000
                                                                =========        =========

Earnings per share:

Basic-as reported                                               $    0.04        $    0.02
                                                                =========        =========
Basic-pro forma                                                 $    0.04        $    0.01
                                                                =========        =========
Diluted-as reported                                             $    0.04        $    0.02
                                                                =========        =========
Diluted-pro forma                                               $    0.04        $    0.01
                                                                =========        =========


NOTE 7 - SALE OF ST. LOUIS OPERATION

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2003 AND 2002

During the three months ended July 31, 2003 ("Fiscal 2004"), the Corporation's contract revenues decreased to $9.5 million compared to $12.2 million in the three months ended July 31, 2002 ("Fiscal 2003"). The decrease in revenue was attributable in part to a large project in New York City that had Phase I completed in the second quarter of the prior fiscal year, the exclusion of the St. Louis operation which was sold in the prior fiscal year and the reduction of revenue from the southeast Texas operations which were refocused in Fiscal 2003.

The Corporation's gross margin increased to $1.65 million in the second quarter of fiscal 2004 compared to $1.56 million in the second quarter of fiscal 2003. The increase in gross margin is due to the significantly higher gross margin percentage in the current fiscal quarter.

Selling, general and administrative expenses increased to $1.4 million in the current fiscal quarter as compared to $1.3 million in the three months ended July 31, 2002. This increase was due to general cost increases in operating the Company's offices including a significant increase in insurance costs.

The Corporation reported income from operations of $0.25 million for the three months ended July 31, 2003 compared to income from operations of $0.24 million for the three months ended July 31, 2002 as a direct result of the factors discussed above.

Interest expense decreased to $0.09 million in the current quarter as compared the $0.10 million in the same quarter of a year ago as the effect of decreases in the prime rate of interest to which a majority of the Corporations borrowings are tied which more than offset the increase in borrowings on the line of credit.

During the quarters ended July 31, 2003 and 2002, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. State income tax provisions of $0.02 million were made in the current quarter and prior fiscal quarter.

SIX MONTHS ENDED JULY 31, 2003 AND 2002

During the six months ended July 31, 2003, the Corporation's contract revenues decreased to $17.8 million compared to $23.1 million in the six months ended July 31, 2002. The decrease in revenue was attributable in part to a large project in New York City that had Phase I completed in the second quarter of the prior fiscal period, the exclusion of the St. Louis operation which was sold in the prior fiscal year and the reduction of revenues from southeast Texas operations which were refocused in Fiscal 2003.

 The Corporation's gross margin increased to $3.3 million in the first six months of fiscal 2004 compared to $2.5 million in the first six months of fiscal 2003. The increase in gross margin is due to the significantly higher gross margin percentage in the current fiscal year and $0.6 million of negative contract adjustments in the first quarter of fiscal 2003.

Selling, general and administrative expenses increased to $2.7 million in the current fiscal period as compared to $2.4 million in the prior fiscal period. This increase was due to reversal of $0.2 million of contingent purchase consideration related to the Los Angeles office in the prior fiscal period and to cost increases at existing offices including a significant increase in insurance costs.

The Corporation reported income from operations of $0.57 million for the six months ended July 31, 2003 compared to income from operations of $0.09 million for the six months ended July 31, 2002 as a direct result of the factors discussed above.

Interest expense decreased to $0.19 million in the current fiscal period as compared the $0.20 million in the prior fiscal period as the effect of decreases in the prime rate of interest to which a majority of the Corporations borrowings are tied which more than offset the increase in borrowings on the line of credit.

During the six month periods ended July 31, 2003 and 2002, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $0.04 million was made in the current fiscal period and a $0.02 million provision was made in the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 31, 2003, the Corporation's cash increased by $0.01 million to $0.05 million.

Cash provided by operating activities totaled $0.20 million in the six months ended July 31, 2003. Cash inflows including $0.37 million of net income in the current fiscal period, a $0.28 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.62 million increase in accrued liabilities related to the timing of payments and $0.47 million of depreciation and amortization. These cash inflows were partially offset by cash outflows including a $0.73 million increase in accounts receivables, a $0.02 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.10 million increase in inventories, a $0.05 million increase in other assets and a $0.65 million decrease in accounts payable.

The increase in cash and short-term investments during the first six months of fiscal 2004 is attributable to the aforementioned cash inflows from operations of $0.20 million and $0.18 million of cash inflows associated with finance activities which were partially offset by cash outflows of $0.36 million associated with investing activities.

Financing activities net cash inflows consisted of $0.4 million of proceeds from debt consisting of net borrowings on the line of credit partially offset by $0.22 million for the repayment of debt.

Investing activities cash outflows included $0.17 million for the purchase of property, plant and equipment and a $0.20 million of payments related primarily to an acquisition completed in a prior fiscal year.

At July 31, 2003, the Corporation's backlog totaled $30.4 million ($20.1 million on fixed fee contracts and $10.3 million on time and materials or unit price contracts).

During the six months ended July 31, 2002, the Corporation's cash decreased by $0.29 million to $0.08 million.

Cash used by operating activities totaled $0.37 million in the six months ended July 31, 2002. Cash outflows included the $0.22 million decrease in contingent acquisition consideration, the $0.27 million gain on the sale of the St. Louis operations, a $0.45 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.97 million decrease in accounts payable and a $0.52 million decrease in accrued liabilities related to the timing of payments. These cash outflows were partially offset by cash inflows including $0.19 million of net income in the prior fiscal period, a $1.06 million decrease in accounts receivables and a $0.25 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and $0.51 million of depreciation and amortization.

The decrease in cash and short-term investments during the first six months of fiscal 2003 is attributable to the aforementioned cash outflows from operations of $0.37 million and $0.18 million of cash outflows associated with finance activities. Financing activities cash outflows included $0.23 million for the repayment of debt. These cash outflows were partially offset by cash inflows from investing activities of $0.26 million, which included $0.38 million proceeds from the sale of the St. Louis operation partially offset by $0.13 million for the purchase of property, plant and equipment.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $50,000 change in borrowing costs based upon the balance outstanding at July 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of July 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as July 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to July 31, 2003.

                           PART II-- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At July 31, 2003, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $12,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 22, 2003, the Annual Meeting of the Stockholders of PDG Environmental, Inc was held in Pittsburgh. PA.

At the meeting all of the management's nominees were elected directors of the Corporation with the following votes:


John C. Regan          Votes For     8,343,870        Votes Against     88,073
Richard A. Bendis      Votes For     8,344,950        Votes Against     86,993
Edgar Berkey           Votes For     8,355,050        Votes Against     76,893
James D. Chiafullo     Votes For     8,344,950        Votes Against     86,993
Edwin J. Kilpela       Votes For     8,349,820        Votes Against     82,123


Parente Randolph, LLC ("Parente") (previously Stokes & Hinds, LLC prior to its merger with Parente) was ratified as the Corporation's auditors as follows:

              Votes For                        8,419,188
              Votes Against                        5,480
              Abstained                            7,275


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:
                          EXHIBIT INDEX                      PAGES OF SEQUENTIAL
                    EXHIBIT NO. AND DESCRIPTION                NUMBERING SYSTEM

Exhibit 31 Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended, and
              Section 302 of the Sarbanes-Oxley Act of 2002


Exhibit 32    Certification Pursuant To 18 U.S.C. Section
              1350, As Amended Pursuant To Section 906 Of
              The Sarbanes-Oxley Act of 2002


(b)     Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended July 31, 2003 except for the Form 8-K filed June 13, 2003 containing an Item 12 - Results of Operation and Financial Condition discussing the Company's earnings for the quarter ending April 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         PDG ENVIRONMENTAL, INC.




                                         By /s/ John C. Regan
                                            ----------------------------------
                                            John C. Regan
                                            Chairman, Chief Executive Officer
                                            and Chief Financial Officer

Date:  September 12, 2003