Form 10-Q
period 2003-10-31
PDG ENVIRONMENTAL INC
filed 2003-12-15
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003 OR


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


                                  412-243-3200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    ----

Indicated by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes        No     X
                                       ------    --------

As of December 9, 2003, there were 9,372,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX



PART I. FINANCIAL INFORMATION PAGE                                                                                    PAGE


    Item 1.   Consolidated Financial Statements and Notes to Consolidated
              Financial Statements


        (a)   Condensed Consolidated Balance Sheets as of October 31, 2003
              (unaudited) and January 31, 2003                                                                           3

        (b)   Consolidated Statements of Operations for the Three Months Ended
              October 31, 2003 and 2002 (unaudited)                                                                      4

        (c)   Consolidated Statements of Operations for the Nine Months Ended
              October 31, 2003 and 2002 (unaudited)                                                                      5

        (d)   Consolidated Statements of Cash Flows for the Nine Months Ended
              October 31, 2003 and 2002 (unaudited)                                                                      6

        (e)   Notes to Consolidated Financial Statements (unaudited)                                                     7


    Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                                     11

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                13

    Item 4.   Controls and Procedures                                                                                   13

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                         14

    Item 3.   Defaults Upon Senior Securities                                                                           14

    Item 6.   Exhibits and Reports on Form 8-K                                                                          14

    Signature and Certification                                                                                         15

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      OCTOBER 31,         JANUARY 31,
                                                                                         2003                2003*
                                                                                   ---------------       -------------
ASSETS                                                                                (UNAUDITED)

CURRENT ASSETS
Cash and short-term investments                                                    $        10,000       $      38,000
Accounts receivable - net                                                                9,231,000           9,271,000
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                                  3,510,000           3,412,000
Inventory                                                                                  545,000             484,000
Other current assets                                                                       600,000             388,000
                                                                                   ---------------       -------------

TOTAL CURRENT ASSETS                                                                    13,896,000          13,593,000

PROPERTY, PLANT AND EQUIPMENT                                                            7,739,000           7,497,000
Less:  accumulated depreciation                                                         (6,718,000)         (6,238,000)
                                                                                   ---------------       -------------
                                                                                         1,021,000           1,259,000

GOODWILL                                                                                   433,000             433,000

OTHER ASSETS                                                                               292,000             325,000
                                                                                   ---------------       -------------

TOTAL ASSETS                                                                       $    15,642,000       $  15,610,000
                                                                                   ===============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                   $     3,248,000       $   3,519,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                               1,227,000           1,070,000
Current portion of long-term debt                                                          412,000             467,000
Accrued liabilities                                                                        992,000           1,400,000
                                                                                   ---------------       -------------

TOTAL CURRENT LIABILITIES                                                                5,879,000           6,456,000

LONG-TERM DEBT                                                                           5,050,000           4,922,000
MINORITY INTEREST                                                                          (25,000)            (12,000)

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                                   14,000              14,000
Common stock                                                                               189,000             189,000
Additional paid-in capital                                                               8,110,000           8,110,000
Deferred compensation                                                                      (11,000)            (26,000)
(Deficit) retained earnings                                                             (3,526,000)         (4,005,000)
Less treasury stock                                                                        (38,000)            (38,000)
                                                                                   ---------------       -------------

TOTAL STOCKHOLDERS' EQUITY                                                               4,738,000           4,244,000
                                                                                   ---------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    15,642,000       $  15,610,000
                                                                                   ===============       =============

*Derived from audited financial statements.
See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED OCTOBER 31,
                                                           -----------------------------
                                                               2003              2002
                                                           -----------       -----------

CONTRACT REVENUE                                           $ 9,414,000       $ 9,157,000
CONTRACT COSTS                                               7,639,000         7,575,000
                                                           -----------       -----------

Gross margin                                                 1,775,000         1,582,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 1,589,000         1,486,000
                                                           -----------       -----------

Income from operations                                         186,000            96,000

OTHER INCOME (EXPENSE):
 Interest expense                                              (84,000)          (93,000)
 Gain on sale of fixed assets and inventory                          -            48,000
 Interest and other income                                       8,000            12,000
                                                           -----------       -----------

                                                               (76,000)          (33,000)
                                                           -----------       -----------

Income before minority interest and income taxes               110,000            63,000

INCOME TAX PROVISION                                           (14,000)                -

MINORITY INTEREST                                               10,000            43,000
                                                           -----------       -----------


NET INCOME                                                 $   106,000       $   106,000
                                                           ===========       ===========

PER SHARE OF COMMON STOCK:

BASIC                                                      $      0.01       $      0.01
                                                           ===========       ===========

DILUTIVE                                                   $      0.01       $      0.01
                                                           ===========       ===========

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                 9,372,000         9,372,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                    255,000            29,000
                                                           -----------       -----------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                            9,627,000         9,401,000
                                                           ===========       ===========





See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                     FOR THE NINE MONTHS
                                                                       ENDED OCTOBER 31,
                                                                --------------------------------
                                                                     2003               2002
                                                                ------------       ------------

CONTRACT REVENUE                                                $ 27,252,000       $ 32,285,000
CONTRACT COSTS                                                    22,163,000         28,225,000
                                                                ------------       ------------

Gross margin                                                       5,089,000          4,060,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       4,332,000          3,870,000
                                                                ------------       ------------

Income from operations                                               757,000            190,000

OTHER INCOME (EXPENSE):
 Interest expense                                                   (271,000)          (294,000)
Gain on sale of St. Louis operation and other fixed assets
   and inventory                                                        --              321,000
 Interest and other income                                            43,000             46,000
                                                                ------------       ------------

                                                                    (228,000)            73,000
                                                                ------------       ------------

Income before minority interest and income taxes                     529,000            263,000

INCOME TAX PROVISION                                                 (62,000)           (16,000)

MINORITY INTEREST                                                     12,000             49,000
                                                                ------------       ------------


NET INCOME                                                      $    479,000       $    296,000
                                                                ============       ============

PER SHARE OF COMMON STOCK:

BASIC                                                           $       0.05       $       0.03
                                                                ============       ============

DILUTIVE                                                        $       0.05       $       0.03
                                                                ============       ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                       9,372,000          9,372,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS OUTSTANDING                114,000            151,000
                                                                ------------       ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                  9,486,000          9,523,000
                                                                ============       ============





See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS
                                                                                 ENDED OCTOBER 31,
                                                                          -----------------------------
                                                                              2003              2002
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   479,000       $   296,000
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH:
    Depreciation and amortization                                             668,000           782,000
    Contingent acquisition consideration                                            -          (219,000)
    Stock based compensation                                                   15,000            15,000
    Gain on sale of St. Louis operation and other fixed assets
       and inventory                                                                -          (321,000)
    Minority interest                                                         (12,000)          (49,000)
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                        40,000         2,934,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                (98,000)          130,000
    Inventory                                                                 (61,000)         (125,000)
    Other current assets                                                       81,000           434,000
    Accounts payable                                                         (564,000)       (2,698,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                157,000          (872,000)
    Accrued liabilities                                                      (274,000)         (375,000)
                                                                          -----------       -----------
                                                                             (719,000)         (572,000)
                                                                          -----------       -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              431,000           (68,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                (291,000)         (254,000)
    Acquisition of businesses                                                (234,000)          (24,000)
    Other venture's capitalization of joint venture                                 -            30,000
    Proceeds from sale of St. Louis operation and other fixed assets
       and inventory                                                                -           490,000
    Decrease (Increase) in other assets                                        (7,000)           (2,000)
                                                                          -----------       -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                             (532,000)          240,000

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt                                                        400,000                 -
    Exercise of stock options                                                       -             2,000
    Principal payments on debt                                               (327,000)         (496,000)
                                                                          -----------       -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                               73,000          (494,000)
                                                                          -----------       -----------

Net Increase (Decrease) in Cash and Short-Term Investments                    (28,000)         (322,000)
Cash and Short-Term Investments, Beginning of Period                           38,000           373,000
                                                                          -----------       -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                            $    10,000       $    51,000
                                                                          ===========       ===========



See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2003
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. In the quarter ending April 30, 2002, the Corporation formed IAQ Training Institute ("IAQ venture") a 50/50 joint venture to provide training in mold awareness and remediation.

The accompanying consolidated financial statements of the Corporation are unaudited. However, in the opinion of management, they include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. All adjustments made during the three month and nine month periods ended October 31, 2003 were of a normal, recurring nature. The amounts presented for the three month and nine month periods ended October 31, 2003 are not necessarily indicative of results of operations for a full year. Additional information is contained in the Annual Report on Form 10-K of the Corporation for the year ended January 31, 2003 dated March 28, 2003 and in the Quarterly Reports on Form 10-Q of the Corporation for the quarter ended April 30, 2003 dated June 12, 2003 and for the quarter ended July 31, 2003 dated September 12, 2003, which should be read in conjunction with this quarterly report.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the three and nine months ended October 31, 2003 due to the existence of unused net operating loss carryforwards. A state income tax provision was made in the current and prior year periods due to income in the current and prior years.

Income taxes paid by the Corporation for the nine months ended October 31, 2003 and 2002 totaled approximately $27,000 and $65,000, respectively.

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

On October 31, 2003, the balance on the line of credit was $4,350,000 with an unused availability of $650,000.

The Corporation paid interest costs totaling approximately $277,000 and $292,000 during the nine months ended October 31, 2003 and 2002, respectively.

NOTE 4 - PREFERRED STOCK

Cumulative dividends in arrears on the Corporation's 2% Series A Preferred Stock were approximately $12,000 at October 31, 2003. At October 31, 2003, there were 6,000 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible into four shares of the Corporation's common stock at the option of the preferred stockholder in addition to common shares for accrued but unpaid dividends.

The conversion rate on the Series A Preferred Stock is also subject to adjustment as a result of certain changes in the Corporation's capital structure or distributions to common stockholders (except for cash dividends permissible under law).

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                      FOR THE THREE MONTHS
                                                                        ENDED OCTOBER 31,
                                                                      2003            2002
                                                                   ----------      ----------
NUMERATOR:

Net Income                                                         $  106,000      $  106,000
Preferred stock dividends                                                   -               -
                                                                   ----------      ----------

Numerator for basic earnings per share--income available
      to common stockholders                                          106,000         106,000

Effect of dilutive securities:
      Preferred stock dividends                                             -               -
                                                                   ----------      ----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                       $  106,000      $  106,000
                                                                   ==========      ==========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                          9,372,000       9,372,000

Effect of dilutive securities:

     Convertible Preferred Stock                                       29,000          28,000
     Employee Stock Options                                           226,000           1,000
                                                                   ----------      ----------

                                                                      255,000          29,000
                                                                   ----------      ----------
Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                   9,627,000       9,401,000
                                                                   ==========      ==========

BASIC EARNINGS PER SHARE                                           $     0.01      $     0.01
                                                                   ==========      ==========

DILUTED EARNINGS PER SHARE                                         $     0.01      $     0.01
                                                                   ==========      ==========

                                                                        FOR THE NINE MONTHS
                                                                         ENDED OCTOBER 31,
                                                                       2003              2002
                                                                   -----------       -----------
NUMERATOR:

Net Income                                                         $   479,000       $   296,000
Preferred stock dividends                                               (1,000)           (1,000)
                                                                   -----------       -----------

Numerator for basic earnings per share--income available
      to common stockholders                                           478,000           295,000

Effect of dilutive securities:
      Preferred stock dividends                                          1,000             1,000
                                                                   -----------       -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                       $   479,000       $   296,000
                                                                   ===========       ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                           9,372,000         9,372,000

Effect of dilutive securities:

     Convertible Preferred Stock                                        29,000            28,000
     Employee Stock Options                                             85,000           123,000
                                                                   -----------       -----------

                                                                       114,000           151,000
                                                                   -----------       -----------
Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                    9,486,000         9,523,000
                                                                   ===========       ===========

BASIC EARNINGS PER SHARE                                           $      0.05       $      0.03
                                                                   ===========       ===========

DILUTED EARNINGS PER SHARE                                         $      0.05       $      0.03
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

                                                                         FOR THE THREE MONTHS
                                                                           ENDED OCTOBER 31,
                                                                      2003                    2002
                                                              ------------------      ------------------

Net income, as reported                                       $          106,000      $          106,000
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                                      (13,000)                (28,000)
                                                              ------------------      ------------------

Pro forma net income                                          $           93,000      $           78,000
                                                              ==================      ==================


Earnings per share:

Basic-as reported                                             $             0.01      $             0.01
                                                              ==================      ==================
Basic-pro forma                                               $             0.01      $             0.01
                                                              ==================      ==================
Diluted-as reported                                           $             0.01      $             0.01
                                                              ==================      ==================
Diluted-pro forma                                             $             0.01      $             0.01
                                                              ==================      ==================


                                                                         FOR THE NINE MONTHS
                                                                          ENDED OCTOBER 31,
                                                                      2003                    2002
                                                              ------------------      ------------------

Net income, as reported                                       $          479,000      $          296,000
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                                      (41,000)                (84,000)
                                                              ------------------      ------------------

Pro forma net income                                          $          438,000      $          212,000
                                                              ==================      ==================

Earnings per share:

Basic-as reported                                             $             0.05      $             0.03
                                                              ==================      ==================
Basic-pro forma                                               $             0.05      $             0.02
                                                              ==================      ==================
Diluted-as reported                                           $             0.05      $             0.03
                                                              ==================      ==================
Diluted-pro forma                                             $             0.05      $             0.02
                                                              ==================      ==================

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-Q contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially from those stated herein. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Company undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Company from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002

During the three months ended October 31, 2003 ("Fiscal 2004"), the Corporation's contract revenues increased to $9.4 million compared to $9.2 million in the three months ended October 31, 2002 ("Fiscal 2003"). The increase was due in part to increased revenues from mold remediation.

The Corporation's gross margin increased to $1.78 million in the third quarter of fiscal 2004 compared to $1.58 million in the third quarter of fiscal 2003. The increase in gross margin is due to the significantly higher gross margin percentage in the current fiscal quarter achieved through improved project performance offset in part by negative $149,000 contract/claim adjustments and significantly higher insurance costs.

Selling, general and administrative expenses increased to $1.6 million in the current fiscal quarter as compared to $1.5 million in the three months ended October 31, 2002. This increase was due to the provision for contingent acquisition consideration for an acquisition completed in fiscal 2002. No provision was made in the prior year's quarter as the earnings target was not achieved.

The Corporation reported income from operations of $0.19 million for the three months ended October 31, 2003 compared to income from operations of $0.10 million for the three months ended October 31, 2002 as a direct result of the factors discussed above.

Interest expense decreased to $0.08 million in the current quarter as compared the $0.09 million in the same quarter of a year ago as the effect of decreases in the prime rate of interest to which a majority of the Corporations borrowings are tied which more than offset the increase in borrowings on the line of credit.

The prior fiscal period other income included a $0.05 million gain from the sale of certain fixed assets and inventory of the southeast Texas operations.

The $0.01 million and $0.043 million add back to income for minority interest in fiscal years 2004 and 2003, respectively, reflects the other venturee's 50% share of the IAQ venture's loss which is reflected throughout the Statement of Operations as the results of the IAQ venture are consolidated.

During the quarters ended October 31, 2003 and 2002, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $0.01 million was made in the current quarter while no provision was made in the prior fiscal quarter.

NINE MONTHS ENDED OCTOBER 31, 2003 AND 2002

During the nine months ended October 31, 2003, the Corporation's contract revenues decreased to $27.3 million compared to $32.3 million in the nine months ended October 31, 2002. The decrease in revenue was attributable to a large project in New York City that had Phase I completed in the second quarter of the prior fiscal period, the exclusion of the St. Louis operation which was sold in the prior fiscal year and the reduction of revenues from southeast Texas operations which were refocused in Fiscal 2003. This revenue decrease was partially offset by increased revenues from mold remediation.

The Corporation's gross margin increased to $5.1 million in the first nine months of fiscal 2004 compared to $4.1 million in the first nine months of fiscal 2003. The increase in gross margin is due to the significantly higher gross margin percentage in the current fiscal year due to a change in the revenue mix to more mold remediation projects and $0.6 million of negative contract adjustments in the first quarter of fiscal 2003.

Selling, general and administrative expenses increased to $4.3 million in the current fiscal period as compared to $3.9 million in the prior fiscal period. The current fiscal period included a provision for contingent acquisition consideration for an acquisition completed in fiscal 2002. The prior fiscal period included overhead costs related to the St. Louis and southeast Texas operations which were sold in the second and third quarters of fiscal 2003, respectively, which were partially offset by the reversal of $0.2 million of contingent purchase consideration related to the Tri-State acquisition.

The Corporation reported income from operations of $0.76 million for the nine months ended October 31, 2003 compared to income from operations of $0.19 million for the nine months ended October 31, 2002 as a direct result of the factors discussed above.

Interest expense decreased to $0.27 million in the current fiscal period as compared the $0.29 million in the prior fiscal period as the effect of decreases in the prime rate of interest to which a majority of the Corporations borrowings are tied which more than offset the increase in borrowings on the line of credit.

The prior fiscal period other income included a $0.32 million gain from the sale of the St. Louis operation and the sale of certain fixed assets and inventory of the southeast Texas operations.

The $0.012 million and $0.049 million add back to income for minority interest for the nine months ended October 31, 2003 and 2002, respectively, reflects the other venutree's 50% share of the IAQ venture's loss which is reflected throughout the Statement of Operations as the results of the IAQ venture are consolidated.

During the nine month periods ended October 31, 2003 and 2002, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. A state income tax provision of $0.06 million was made in the current fiscal period and a $0.02 million provision was made in the prior fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 2003, the Corporation's cash decreased by $0.03 million to $0.01 million.

The decrease in cash and short-term investments during the first nine months of fiscal 2004 is attributable to cash outflows of $0.53 million associated with investing activities. These cash outflows were partially offset by cash inflows from operations of $0.43 million and $0.07 million of cash inflows associated with finance activities.

Investing activities cash outflows included $0.29 million for the purchase of property, plant and equipment and a $0.23 million of payments related primarily to an acquisition completed in a prior fiscal year.

Cash provided by operating activities totaled $0.43 million in the nine months ended October 31, 2003. Cash inflows including $0.48 million of net income in the current fiscal period, a $0.04 million decrease in accounts receivables, a $0.16 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.08 million decrease in other assets and $0.67 million of depreciation and amortization. These cash inflows were partially offset by cash outflows including a $0.1 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.06 million increase in inventories, a $0.56 million decrease in accounts payable and a $0.27 million decrease in accrued liabilities related to the timing of payments.

Financing activities net cash inflows consisted of $0.4 million of proceeds from debt consisting of net borrowings on the line of credit partially offset by $0.33 million for the repayment of debt.

At October 31, 2003, the Corporation's backlog totaled $31.6 million ($21.2 million on fixed fee contracts and $10.4 million on time and materials or unit price contracts).

During the nine months ended October 31, 2002, the Corporation's cash decreased by $0.32 million to $0.05 million.

Cash used by operating activities totaled $0.07 million in the nine months ended October 31, 2002. Items which resulted in negative cash from operating activities included the $0.22 million decrease in contingent acquisition consideration, the $0.32 million gain on the sale of the St. Louis operations and certain southeast Texas fixed assets and inventory, $0.05 million of minority interest in the IAQ joint venture, a $0.13 million increase in inventory, a $2.7 million decrease in accounts payable, a $0.87 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts and a $0.38 million decrease in accrued liabilities related to the timing of payments. These negative cash items were partially offset by cash generating items including $0.3 million of net income in the current fiscal period, a $2.9 million decrease in accounts receivables, a $0.13 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.43 decrease in other current assets and $0.78 million of depreciation and amortization.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $49,000 change in borrowing costs based upon the balance outstanding at October 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

As of October 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of October 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2003.

                           PART II-- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Registrant is currently in arrears with respect to the payment of dividends on its Series A Preferred Stock. At October 31, 2003, the cumulative dividends in arrears on the Series A Preferred Stock were approximately $12,000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:



                               EXHIBIT INDEX             PAGES OF SEQUENTIAL
                        EXHIBIT NO. AND DESCRIPTION       NUMBERING SYSTEM


Exhibit 31 Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended, and Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Amended Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002





(b) Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended October 31, 2003 except for the Form 8-K filed September 16, 2003 containing an Item 12 - Results of Operation and Financial Condition discussing the Company's earnings for the quarter ending July 31, 2003.

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

Date:  December 12, 2003