Form 10-K
period 2004-01-31
PDG ENVIRONMENTAL INC
filed 2004-04-26
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

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

Yes   [X]    No


The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,532,010 as of April 19, 2004, computed on the basis of the average of the bid and asked prices on such date.

As of April 19, 2004 there were 10,746,330 shares of the registrant's Common Stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

PDG Environmental, Inc., the registrant, ("we") are a holding company which, through our wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, demolition and related services throughout the United States. We were incorporated in Delaware on February 9, 1987.

We have three operating subsidiaries, Project Development Group, Inc which is incorporated in Pennsylvania, PDG, Inc. which is incorporated in Pennsylvania and Enviro-Tech Abatement Services Co. which is incorporated in North Carolina.

In the first quarter of fiscal 2003, we formed IAQ Training Institute ("IAQTI"), a 50/50 joint venture, to provide training in mold awareness and remediation to workers in the indoor air quality and microbial remediation industry.

DESCRIPTION OF THE BUSINESS

During the past fiscal year we derived the majority of our revenues from the abatement of asbestos but have broadened our offering of services to include a number of complementary services which utilize our existing infrastructure and personnel. Revenue is generated from periodic progress billings on large contracts and single project billings on small short duration projects. The following is a discussion of each of the major services we provide.

ASBESTOS ABATEMENT

The asbestos abatement industry developed due to increased public awareness in the early 1970's of the health risks associated with asbestos, which was extensively used in building construction.

Asbestos, which is a fibrous mineral found in rock formations throughout the world, was used extensively in a wide variety of construction-related products as a fire retardant and insulating material in residential, commercial and industrial properties. During the period from approximately 1910 to 1973, asbestos was commonly used as a construction material in structural steel fireproofing, as thermal insulation on pipes and mechanical equipment and as an acoustical insulation material. Asbestos was also used as a component in a variety of building materials (such as plaster, drywall, mortar and building block) and in caulking, tile adhesives, paint, roofing felts, floor tile and other surfacing materials. Most structures built before 1973 contain ACM in some form and surveys conducted by the U.S. federal government have estimated that 31,000 schools and 733,000 public and commercial buildings contain friable ACM. In addition, many more industrial facilities are known to contain other forms of asbestos.

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

During the 1980's the asbestos abatement industry grew rapidly due to increasing public awareness and concern over health hazards associated with ACM, legislative action mandating safety standards and requiring abatement in certain circumstances, and economic pressures on building owners seeking to satisfy the requirements of financial institutions, insurers and tenants. During the last ten years the industry has remained stable with revenues tracking the general economic cycle.

We have expertise in all types of asbestos abatement including removal and disposal, enclosure and encapsulation. Asbestos abatement projects have been performed in commercial buildings, government and institutional buildings, schools, hospitals and industrial facilities for both the public and private sector. Asbestos abatement work is completed in accordance with EPA, Occupational Safety and Health Administration ("OSHA"), state and local regulations governing asbestos abatement operations, disposal and air monitoring requirements.

LEAD ABATEMENT

During the 1990's, the lead abatement industry developed due to increased public awareness of the dangers associated with lead poisoning. While lead poisoning takes many forms, the most serious and troubling in the United States is the danger posed to children and infants from the ingestion of lead, primarily in the form of paint chips containing lead. Ingestion of lead has been proven to reduce mental capacities and is especially detrimental to children in the early stages of development.

The low income and public housing markets, due to the age of the structures, contain a significant amount of lead paint that is flaking and peeling. In response to this problem many municipal and state governments have developed programs to remediate the structures. We have experience in utilizing various methods to remove lead-based paint that is adhered to surfaces and the removal of loose and flaking lead-based paint and dust or lead-contaminated soil. Removal methods include chemical stripping, wet scraping, needle gun, high-pressure water/vacuum and abrasive blasting. HEPA vacuums are utilized for dust and debris clean up. Analysis of removed material, as required, is performed to assure proper disposal of lead- contaminated waste and debris generated from removal operations. We complete such lead removal work in accordance with EPA, OSHA, state and local regulations governing lead removal operations, disposal and air monitoring requirements.

INSULATION

The insulation industry is involved in the installation of thermal insulation for piping, tanks, boilers and other systems in industrial, commercial and institutional facilities for both new construction and retrofits. In connection with such installation projects, many applications require the removal of old asbestos containing insulation prior to the retrofits.

Our capabilities include the installation of new thermal insulation, fireproofing and firestopping. Our experience includes piping systems, HVAC, process distribution systems and tanks for commercial, industrial, power generation and petrochemical facilities. We are also experienced with cryogenic systems insulation as well as high-pressure boilers and steam pipe insulation for new installations or repair and renovation to existing systems.

INDOOR AIR QUALITY / MICROBIAL REMEDIATION

Health professionals have been aware of the adverse health effects of exposure to mold for decades, but the issue has gained increased public awareness in recent years. Studies indicate that 50% of all homes contain mold and that the dramatic increase in asthma over the past 20 years can be attributed to mold exposure.

We provide mold remediation services in both commercial and residential structures. Such services include decontamination, application of biocides and sealant, removal of building systems (drywall, carpet, etc.), duct cleaning, and disposal of building furnishings. We have experience in identification and development of remediation plans, detailing methods and performing microbial (mold, fungus, etc.) abatement in commercial, residential, educational, medical and industrial facilities.

DEMOLITION

Similar to the insulation industry, the demolition industry has a wide range of applications and services. We have currently limited their services to the performance of selective interior and structural demolition. Our experience includes interior and structural demolition in occupied buildings utilizing specially equipped air filtration devices to minimize airborne dust emissions in occupied areas.

This work has been a natural progression from asbestos abatement work, which often requires significant interior demolition to access asbestos material for removal.

MOLD REMEDIATION TRAINING

In the first quarter of fiscal 2003, we formed IAQ Training Institute ("IAQ Venture"), a 50/50 joint venture, to provide training in mold awareness and remediation. IAQ Venture is one of five companies nationwide that provide this training. Course offerings include a Certified Mold Remediator ("CMR") certificate program and worker training for mold remediaton. The CMR certification is being required by an increasing number of states.

OPERATIONS

Our operating subsidiaries provide services on a project contract basis. Individual projects are competitively bid, although most contracts with private owners are ultimately negotiated. The majority of contracts undertaken are on a fixed price basis. The length of the contracts is typically less than one year; however, larger projects may require two or more years to complete.

Larger and longer-term contracts are billed on a progress basis (usually monthly) in accordance with the terms of the contract. Smaller and shorter duration contracts are billed upon completion. Larger and longer term contracts which are billed on progress basis may contain a provision for retainage whereby a portion of each billing (10% in many cases) is held by the owner until the completion of the contract or until certain contractually defined milestones are met.

We monitor contracts by assigning responsibility for each contract to a project manager who coordinates the project until its completion. The contracted work is performed by a qualified labor force in accordance with regulatory requirements, contract specifications and our written operating procedures which describes worker safety and protection procedures, air monitoring protocols and abatement methods.

Our operations are nationwide. The majority of our national marketing efforts are performed by members of senior management located in the headquarters facility in Pittsburgh, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in New York City, New York; Hazleton and Export, Pennsylvania; Fort Lauderdale and Tampa, Florida; Houston, Texas; Los Angeles, California, Phoenix, Arizona; Portland, Oregon; Seattle, Washington and Rock Hill, South Carolina. Since our subsidiaries are able to perform work throughout the year, the business is not considered seasonal in nature. However, our revenue is affected by the timing of large contracts.

BUSINESS STRATEGY

We intend to acquire restoration/mold remediation companies that service major metropolitan population centers or regions with high population densities. We desire to acquire restoration/ mold remediation companies in markets that we currently services for asbestos abatement but are not opposed to an opportunistic acquisition in a market that we do not currently service. Acquisitions in markets that are currently serviced would be integrated into the existing operations, thereby hopefully achieving economies of scale. Additionally, the location would benefit from our existing management structure, employee base and customer contacts.

SUPPLIERS AND CUSTOMERS

We purchase the equipment and supplies used in the business from a number of suppliers. Two of these suppliers accounted for 37% and 17%, respectively, of our purchases in fiscal 2004. The items are purchased from the vendor's available stock and are not covered by a formalized agreement.

In fiscal 2004, we estimates that approximately 75% of our operating subsidiaries' revenues were derived from private sector clients, 14% from government contracts and 11% from public institutions. Due to the nature of our business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For the years ended January 31, 2004, 2003 and 2002 no customer accounted for more than 10% of our consolidated revenues for that year.

LICENSES

We are licensed and/or certified in all jurisdictions where required in order to conduct our operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies and professional organizations.

INSURANCE AND BONDS

We maintain liability insurance for claims arising from our business. The policy, which provides a $1.0 million limit per claim and in the aggregate, insures against both property damage and bodily injury arising from the contracting activities of our operating subsidiaries. The policy is written on an "occurrence" basis which provides coverage for insured risks that occur during the policy period, irrespective of when a claim is made. Higher policy limits are available for individual projects. Obtaining adequate insurance is a problem faced by us and the asbestos industry as a whole due to the limited number of insurers and the increasing cost of coverage. To the best of our knowledge, we currently have insurance sufficient to satisfy all regulatory requirements. Although we believe that we will be able to obtain renewals of, or replacements for our existing coverage should we be cancelled, there can be no assurance that we will be able to maintain insurance in compliance with regulatory and our customers' requirements. Failure to satisfy these insurance requirements could have a material adverse effect on our business and financial condition.

We also provide worker's compensation insurance, at statutory limits, which covers the employees of our operating subsidiaries. We believe that we are fully covered by workers' compensation insurance with respect to any claims that may be made by current and former employees relating to asbestos operations. The amount of workers' compensation insurance maintained varies from state to state but is generally greater than the maximum recovery limits established by law and is not subject to any aggregate policy limits.

In line with industry practice, we are often required to provide payment and performance bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. The recent difficult insurance market combined with large losses experienced by sureties in the aftermath of Enron and other financial scandals, as well as a result of the September 11, 2001 terrorist attacks have made bond markets, in general, unpredictable and chaotic. Bonds may be more difficult to obtain in the future or they may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.

COMPETITIVE CONDITIONS

The environmental and specialty contractor industries are highly competitive and include both small firms and large diversified firms, which have the financial, technical and marketing capabilities to compete on a national level. The industries are not dominated by any one firm. We principally compete on the basis of competitive pricing, a reputation for quality and safety, and the ability to obtain the appropriate level of insurance and bonding.

REGULATORY MATTERS

The environmental remediation industry is generally subject to extensive federal, state and local regulations, including the EPA's Clean Air Act and OSHA requirements. As outlined below, these agencies have mandated procedures for monitoring and handling asbestos and lead containing material during abatement projects and the transportation and disposal of ACM and lead following removal.

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

We believe we are in compliance with all of the federal, state and local statutes and regulations that affect our asbestos and lead abatement business. However, if we fail to comply with the laws and regulations that are directly applicable to our business, we could suffer civil and/or criminal penalties or be subject to injunctions or cease and desist orders.

The other segments of the environmental and specialty contractor industry that we operate in are not currently as regulated as the asbestos and lead abatement industries.

BACKLOG

We had a backlog of orders totaling approximately $36.5 million and $31.5 million at January 31, 2004 and 2003, respectively. The backlog at January 31, 2004 consisted of $24.9 million of uncompleted work on fixed fee contracts and an estimated $11.6 million of work to be completed on time and materials or unit price contracts. The backlog at January 31, 2003 consisted of $22.0 million of uncompleted work on fixed fee contracts and an estimated $9.5 million of work to be completed on time and materials or unit price contracts From time to time we enter into fixed-price subcontracts which tends to reduce our risk on fixed-price contracts.

The backlog represents the portion of contracts which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. We are currently working on nearly all of the contracts in our January 31, 2004 backlog and anticipate that approximately 60% of this backlog will be completed and realized as revenue by January 31, 2005 in accordance with the terms of the applicable contracts between ourselves and the owners of these properties. The remaining 40% are expected to be completed and realized as revenue subsequent to January 31, 2005. Approximately 57% of the backlog existing at January 31, 2003 was completed and recognized as revenue by January 31, 2004 with 31% expected to be completed and realized as revenue during the year ending January 31, 2005 and 12% thereafter.

EMPLOYEES

As of January 31, 2004, we employed approximately 110 employees consisting of senior management and staff employees among our headquarters in Pittsburgh and branch offices located in New York City, NY; Hazleton, PA; Export, PA; Fort Lauderdale, FL; Tampa, FL; Los Angeles, CA; Houston, TX; Phoenix, AZ; Portland, OR; Seattle, WA and Rock Hill, SC. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. We also employ laborers for field operations based upon specific projects; therefore, the precise number varies based upon the projects in progress. Approximately 400-500 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the field laborers who provide services to the registrant are represented by a number of different unions. In many cases, we are a member of a multi-employer plan. Management considers its employee labor relations to be good.

WEB SITE POSTINGS

Our annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission are available to the public free of charge through its website as soon as reasonably practicable after making such filings. Our website can be accessed at the following address: www.pdge.com. The information found on our website or that may be accessed through our website is not part of this report and is not incorporated herein by this reference.

                                  RISK FACTORS

In addition to the other information included in this Annual Report on Form 10-K, any of the following risks could materially adversely affect our business, operating results and financial condition:

THIS TIMING OF CASH FLOW IS DIFFICULT TO PREDICT, AND ANY SIGNIFICANT DELAY IN THE CONTRACT CYCLE COULD MATERIALLY IMPAIR OUR CASH FLOW

The timing of our cash receipts from accounts receivables is unpredictable. In many cases we are a subcontractor to the general contractor on the project and, therefore, funds are not made available to us until the general contractor has been paid by the owner. Additionally, many of our contracts provide for retention of a portion of our billings until the project has been accepted by the owner. As our activities are usually early in the contract cycle, if we are acting as a subcontractor, the retainage (typically 5% to 10% of the contract value) may be held until the project is complete. This time frame may be many months after our completion of our portion of the contract. This delay further subjects us to the credit risk associated with the general contractor and the owner of the project. We can avail ourselves of lien rights and other security common to the construction industry to offset the aforementioned credit risk. Unexpected delays in receiving amounts due from customers can put a strain on our cash availability and cause us to delay payments to vendors and subcontractors.

WE ARE DEPENDENT UPON OUR LINE OF CREDIT TO FINANCE OPERATIONS, AND THE FAILURE TO MAINTAIN THE LINE OF CREDIT WOULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR OPERATIONS.

We currently have a $5.5 million line of credit from our financial institution Sky Bank. The timing of collection of our account receivable is unpredictable and, we cannot be certain whether such timing will impair our ability to repay the line of credit when due. To secure the line of credit, Mr. Regan, our Chief Executive Officer, has provided a limited personal guarantee to the bank.. However, Mr. Regan is under no obligation to provide such a guarantee in the future. If we are required to obtain additional financing in the future, we may not be able to do so on terms that are favorable to us, if at all.

IF WE ARE UNABLE TO MAINTAIN ADEQUATE INSURANCE AND SUFFICIENT BONDING CAPACITY, OUR OPERATIONS WOULD BE SIGNIFICANTLY IMPAIRED.

We maintain an insurance and bonding program consistent with our financial needs; however, there have been events in the national economy which have adversely affected the major insurance and surety companies. This has resulted in a tightening of the insurance and bonding markets which has resulted in the costs increasing and the availability of certain types of insurance and surety capacity either decreasing or becoming non-existent. We do not know whether our current insurance and bonding programs will be sufficient to satisfy our needs in the future. If such programs are insufficient, we may be unable to secure and perform contracts. To secure the surety bonds, Mr. Regan, our Chief Executive Officer, has provided a limited personal guarantee to our surety. Mr. Regan is under no obligation to provide such guarantee in the future.

WE DEPEND UPON A FEW KEY EMPLOYEES AND THE LOSS OF THESE EMPLOYEES WOULD SEVERELY IMPACT UPON US.

We are dependent upon our senior management to make all material decisions with respect to our businesses. Qualified personnel are difficult to attract and in some markets there is a shortage of qualified personnel in the businesses in which we operate. The loss of a senior manager or managers could have a material adverse impact upon us.

WE HAVE A SIGNIFICANT AMOUNT OF WORK UNDER CONTRACT WITH NEW YORK CITY PUBLIC AGENCIES, AND ANY CURTAILMENT OF THIS WORK, DUE TO NEW YORK'S CURRENT FINANCIAL CONDITION, WOULD IMPACT UPON OUR REVENUES AND RESULTS OF OPERATIONS.

We currently have several contracts with New York City public agencies. Funding for these projects is dependent upon the financial condition of New York City; which has been adversely affected by the downturn in the economy and the increased funding required for homeland security, resulting in a decreased level of activity under these contracts. Due to significant initial costs incurred by us to commence these contracts, continued reduction of work under these contracts might require negative contract adjustments in the future.

A SIGNIFICANT AMOUNT OF OUR CONTRACTS ARE AWARDED VIA COMPETITIVE BID, AND FAILURE TO ACCURATELY ESTIMATE THE COST OF SUCH WORK COULD RESULT IN SIGNIFICANT FINANCIAL LOSSES.

A significant amount of our business is performed on a contract basis as a result of competitive bidding. We must estimate the costs involved with the applicable job prior to submitting a bid and, therefore, if awarded the job bear the risk if actual costs exceed the estimated costs. Failure to make accurate estimate could result in losses being incurred by us and thereby reducing or eliminating profit for a specific quarter or fiscal year.

THE ASBESTOS ABATEMENT BUSINESS IS SUBJECT TO SIGNIFICANT GOVERNMENT REGULATIONS, AND THE FAILURE TO COMPLY WITH ANY SUCH REGULATIONS COULD RESULT IN FINES OR INJUNCTIONS, WHICH COULD MATERIALLY IMPAIR OR EVEN PREVENT THE OPERATION OF OUR BUSINESS.

Demand for asbestos abatement services is partially related to various federal, state and local laws and substantial regulations promulgated by governmental agencies, including the Environmental Protection Agency, various state agencies and county and local authorities acting in conjunction with such federal and state entities. Governmental authorities have the power to enforce compliance with those regulations and to obtain injunctions or impose fines in the case of violations. Amendments to current laws and regulations governing our asbestos abatement operations or more stringent implementation thereof could have a material adverse effect on us or require substantial capital expenditures to comply with such laws and regulations.

The microbial remediation portion of our business currently is largely unregulated. As this business grows it is likely that government regulation will increase. We can not predict how the regulations may evolve or whether they may require increased capital and/or operating expenditures to comply with the new regulations.

THE RECEIPT OF CONTRACT AWARDS IS UNPREDICTABLE, AND THE FAILURE TO ADJUST OUR OVERHEAD STRUCTURE TO MEET THE UNEXPECTED DECLINE IN REVENUE COULD SIGNIFICANTLY IMPACT OUR NET INCOME.

We are an environmental and specialty contractor and as such are affected by the timing of the award of large contracts. Therefore, backlogs, revenues and income are subject to significant fluctuation between quarters and years. Since our overhead structure is reasonably fixed, we may not be able to rapidly adjust our operating expenses to meet an unexpected decline in revenue, which could impact revenue and net income.

OUR CREDIT FACILITY CONTAINS RESTRICTIVE COVENANTS THAT LIMIT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY AND OUR ABILITY TO PAY DIVIDENDS.

Our credit facility contains restrictive covenants that limit our ability to incur debt, require us to maintain financial ratios, such as a debt service coverage ratio and leverage ratio and restrict our ability to pay dividends. These restrictions may adversely affect our ability to conduct and expand our operations. For example, our business is somewhat capital intensive, requiring trained personnel to provide our services. We may need to raise additional funds through public or private debt or equity financing. Adequate funds may not be available when needed or may not be available on favorable terms. Even if adequate funds are available, our credit facility may restrict our ability to raise additional funds. If we are unable to raise capital, our finances and operations may be adversely affected.

WE ARE EXPOSED TO POTENTIAL ENVIRONMENTAL LIABILITIES.

Our operations are regulated under a number of federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Our businesses often involve working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of U.S. federal, state or local laws and regulations and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits, for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or materials.

The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We cannot be assured that our operations will continue to comply with future laws and regulations or that these laws and regulations will not cause us to incur significant costs or adopt more costly methods of operation.

Although we maintain liability insurance, this insurance is subject to coverage limitations, deductibles and exclusions. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits. Such claims could also make it more difficult for us to obtain adequate insurance coverage in the future at a reasonable cost. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

THE BUSINESSES IN WHICH THE COMPANY OPERATES ARE VERY COMPETITIVE.

All sectors of our business are highly competitive and a number of firms in the asbestos abatement and specialty contracting business have resources exceeding those we possess. Additionally, the asbestos abatement market is a relatively mature industry with limited growth potential.

VOTING CONTROL IS HELD BY OUR DIRECTORS AND OFFICERS.

Currently our directors and officers as a group beneficially own approximately 30% of our voting securities. Accordingly, acting together, they will be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

THERE MAY BE LIMITED LIQUIDITY IN OUR COMMON STOCK AND ITS PRICES MAY BE SUBJECT TO FLUCTUATION.

Our common stock is currently traded on the OTC Bulletin Board and there is only a limited market for our common stock. We cannot provide any assurances that we will be able to have our common stock listed on an exchange or quoted on Nasdaq or that we will continue to be quoted on the OTC Bulletin Board. If there is no market for trading our common stock, the market price of our common stock will be materially and adversely affected.

SEC RULES CONCERNING SALES OF LOW-PRICED SECURITIES MAY HINDER RE-SALES OF OUR COMMON STOCK.

Because our common stock has a market price that is less than five dollars per share, our common stock is not listed on an exchange or quoted on Nasdaq and is traded on the OTC Bulletin Board. Brokers and dealers who handle trades in our common stock are subject to certain SEC rules when effecting trades in our common stock, the compensation of the brokerage firm and the salesperson handling a trade and legal remedies available to the buyer. These requirements may hinder re-sales of our common stock and may adversely affect the market price of its common stock.

CERTAIN OF THE HOLDERS OF OUR COMMON STOCK HAVE DEMAND RIGHTS THAT CAUSE US TO FILE A REGISTRATION STATEMENT UNDER THE SECURITIES ACT OF 1933 COVERING RESALES OF OUR STOCK, WHICH SALES COULD CAUSE OUR STOCK PRICE TO FALL.

Under the terms of a registration rights agreement with Barron Partners, L.P., we are required to file, at our expense, a registration statement under the Securities Act of 1933 covering the resale of their shares. Such registration statement must be filed with the SEC by June 4, 2004. This agreement requires the registration of 1,250,000 shares of our outstanding common stock and warrants to purchase up 3,500,000 shares of our common stock. If we do not meet this deadline, we must pay per month an amount equal to 18% per annum of the purchase price for those shares until such time as the holders of such shares no longer hold more than 20% of those shares or such shares are so registered. These shares may also be sold under Rule 144 of the Securities Act, depending upon their holding period and are subject to significant restrictions in the case of shares held by persons deemed to be our affiliates.

ITEM 2. PROPERTIES

As of January 31, 2004, we lease certain office space for our executive offices in Pittsburgh totaling 3,334 square feet. In addition, a combination of warehouse and office space is leased in Los Angeles (6,500 square feet), Hazleton (1,800 square feet), Fort Lauderdale (6,000 square feet), Tampa (5,400 square feet), Rock Hill (15,000 square feet), Houston (3,800 square feet), Phoenix (3,125 square feet), Portland (6,000 square feet), Seattle (2,150 square feet), and New York City (3,800 square feet).

We also own a 15,000 square foot office/warehouse situated on approximately six
(6) acres in Export, Pennsylvania which is subject to a mortgage of $347,000 at January 31, 2004.

ITEM 3. LEGAL PROCEEDINGS

We are subject to dispute and litigation in the ordinary course of business. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, based upon information available at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has traded on the OTC Bulletin Board since September 1996. Prior to that, it was listed for trading on NASDAQ Small Cap (Symbol: PDGE) and the information presented for the following periods reflects the high and low bid information as reported by the OTC Bulletin Board. The prices below may not represent actual transactions. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions.

                                                            MARKET PRICE RANGE
                                               FISCAL 2004                      FISCAL 2003
                                       ------------------------          -----------------------
                                          HIGH            LOW            HIGH             LOW
                                       --------         -------         -------         --------
First Quarter                          $   0.29         $  0.14         $  0.75         $   0.45
Second Quarter                             0.50            0.25            0.58             0.22
Third Quarter                              0.56            0.33            0.45             0.17
Fourth Quarter                             0.69            0.30            0.30             0.19

At March 15, 2004, we had 2,033 stockholders of record.

We have not historically declared or paid dividends with respect to our common stock and have no intention to pay dividends in the foreseeable future. Our ability to pay dividends is prohibited due to limitations imposed by our banking agreement, which requires the prior consent of the bank before dividends are declared.

On March 4, 2004, we completed a private placement transaction pursuant to which we sold 1,250,000 million shares of our Common Stock (the "Shares") to Barron Partners, LP (the "Investor") for an aggregate purchase price of $500,000. In addition, we issued two warrants to the Investor exercisable for shares of our Common Stock (the "Warrants"). The Shares and the Warrants were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

The First Warrant provides the Investor the right to purchase up to 1,500,000 shares of our Common Stock. The First Warrant has an exercise price of $0.80 per share resulting in proceeds of $1,200,000 to us upon its full exercise and expires five years from the date of issuance. We may require the Investor to exercise the First Warrant in full at any time until December 4, 2005, if the average price of our Common Stock exceeds $1.20 for ten consecutive trading days and the we have a Registration Statement effective for the same ten consecutive trading days.

The Second Warrant provides the Investor the right to purchase up to 2,000,000 shares of our Common Stock. The Second Warrant has an exercise price of $1.60 per share resulting in proceeds of $3,200,000 to us on upon its full exercise and expires five years from the date of issuance. We may require the Investor to exercise the Second Warrant in full at any time until December 4, 2005, if the average price of our Common Stock exceeds $2.40 for ten consecutive trading days and the we have a Registration Statement effective for the same ten consecutive trading days.

In connection with these transactions, we entered into a Registration Rights Agreement with the Investor. Under this agreement, we are required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the shares of Common Stock underlying the Warrants. If we do not meet this deadline, we must pay per month an amount equal to 18% per annum of the purchase price for those shares until such time as the holders of such shares no longer hold more than 20% of those shares or such shares are so registered.

We intend to utilize the proceeds from the sale of our Common Stock for general business purposes and to fund our acquisition strategy.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and "Management Discussion and Analysis of Financial Condition and Results of Operations' included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the year ended January 31, 2004 and the consolidated balance sheet data as of January 31, 2004 have been derived from the consolidated financial statements that have been audited by Parente Randolph LLC, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2003, 2002 and the consolidated balance sheet data as of January 31, 2003 have been derived from the consolidated financial statements that have been audited by Stokes & Hinds, LLC, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2001 and 2000 and the consolidated balance sheet data as of January 31, 2002, 2001 and 2000 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                                      FOR THE YEARS ENDED JANUARY 31,
                                                     2004           2003          2002          2001           2000
                                                   ------------------------------------------------------------------
                                                                     (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA
Contract revenues                                  $  36,367      $  40,883     $  42,587     $ 34,584      $  28,480
Gross margin                                           6,814          5,799         4,258        4,983          4,526
Income (loss) from operations                          1,001            401        (1,191)         436            395
Other income (expense)                                  (202)          (149)         (380)        (222)          (127)
Net income (loss)                                        644            278        (1,601)         173            246

COMMON SHARE DATA
Net income (loss) from continuing
  operations per common share:
    Basic                                               0.07           0.03         (0.17)        0.02           0.03
    Diluted                                             0.07           0.03         (0.17)        0.02           0.03
Net income (loss) per common share:
    Basic                                               0.07           0.03         (0.17)        0.02           0.03
    Diluted                                             0.07           0.03         (0.17)        0.02           0.03

Weighted average common shares outstanding             9,373          9,372         9,211        8,731          8,394

BALANCE SHEET DATA
Working capital                                    $   8,311      $   7,137     $   6,491     $  5,884      $   3,308
Total assets                                          17,183         15,610        19,788       13,409         10,353
Long-term obligations                                  5,306          4,922         5,582        3,152            542
Total stockholders' equity                             4,909          4,244         3,944        5,334          5,061

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by, our audited financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.

GENERAL

Through our operating subsidiaries, we provide environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, demolition and related services.

The following paragraphs are intended to highlight key operating trends and developments in our operations and to identify other factors affecting our consolidated results of operations for the three years ended January 31, 2004.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may", "will", "should", "expect", "anticipate", "intend", "plan", "believe", "estimate", "potential", or "continue", the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above under "Risk Factors".

Contract revenues are recognized on the percentage of completion method measured by the relationship of total costs incurred to total estimated contract costs (cost-to-cost method). The majority of the Company's contracts are fixed price contracts, therefore, any change in estimated costs to complete a contract will have a direct impact upon the revenues and related gross margin recognized on a particular contract.

Contract costs represent the cost of our laborers working on our contracts and related benefit costs, materials expended during the course of the contract, periodic billings from subcontractors that worked on our contracts, costs incurred for project management and supervision by our personnel and depreciation of machinery and equipment utilized on our contracts.

Selling, general and administrative expenses consist of the personnel at our executive offices and the costs related to operating that office and the Company as a whole including marketing, legal, accounting and other corporate expenses, the costs of management and administration at our eleven branch offices, office rental, depreciation and amortization of corporate and non-operational assets and other costs related to the operation of our branch offices.

Interest expense consist primarily of interest charges on our line of credit but also includes the interest expense of term debt with our lending institution.

Other income (expense) components are as described in our statement of operation.

The income tax provision is the amount accrued and payable to the various state taxing authorities. No amounts have been due to the federal government as we have a net operating loss carryforward which has been sufficient to offset taxable income in recent years.

Minority interest represents the other venturee's 50% share of IAQ Venture's loss. We consolidate 100% IAQ Venture's results in our statement of operation and eliminate the other venturee's 50% share of the loss with this line item.

CRITICAL ACCOUNTING POLICIES

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for insurance, allowances for doubtful accounts, contingencies and litigation. We state our accounting policies in the notes to the audited consolidated financial statements and related notes for the year ended January 31, 2004, contained herein. These estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

Revenue Recognition

Revenues are recognized on the percentage of completion method measured by the relationship of total costs incurred to total estimated contract costs (cost-to-cost method). The majority of our contracts are fixed price contracts, therefore, any change in estimated costs to complete a contract will have a direct impact upon the revenues and related gross margin recognized on a particular contract. Additionally, change orders which increase or decrease the total value of the contract, contract penalty provisions, deviations from cost estimates by subcontractors, varying job conditions and performance and other factors beyond our control may arise at any point in the contract process. All of the aforementioned factors must be evaluated in determining the estimate of costs remaining on a contract. Our executive and branch management review and revise contract status and estimates to complete on at least a monthly basis with the resultant changes reflected in the accounting records at that time. While our management makes every effort to make accurate estimates at the time a contract is bid or quoted and once a contract has been accepted attempts to keep informed of significant events and reflect those events in the financial statements, changes, both positive and negative, occur quickly in the construction industry. Therefore, over the past years significant adjustments have had to be made to our financial statements to reflect significant changes in contract conditions. While we strive to keep pace with significant contract changes that can affect the financial statements, there can be no assurances that in the future our management will not have to make significant changes to the financial statements to reflect events that have occurred on our contracts.

Billing Realization / Accounts Receivable Collectability

We perform services for a wide variety of customers including governmental entities, institutions, property owners, general contractors and specialty contractors. Our ability to render billings on in-process jobs is governed by the requirements of the contract and, in many cases, is tied to progress towards completion or the aforementioned specified mileposts. Realization of contract billings is in some cases guaranteed by a payment bond provided by the surety of our customer. In all other cases we are an unsecured creditor of its customers, except that we may perfect its rights to payment by filing a mechanics lien, subject to the requirements of the particular jurisdiction. Payments may be delayed or disputed by a customer due to contract performance issues and / or disputes with the customer. Ultimately, we have recourse to the judicial system to secure payment. All of the aforementioned matters may result in significant delays in the receipt of payment from the customer. Executive and branch management review the issues attendant upon the status of customer contracts and payments and makes adjustments to the accounting records as necessary. As discussed in the previous section, "revenue recognition", there can be no assurances that future events will not result in significant changes to the financial statements to reflect changing events.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2004 COMPARED TO YEAR ENDED JANUARY 31, 2003

During the year ended January 31, 2004, (fiscal 2004) our consolidated revenues decreased to $36.4 million as compared to $40.9 million for the previous fiscal year ended January 31, 2003 (fiscal 2003). The decrease was due in part to revenue decreases from the exclusion of the St. Louis operations for the entire 2004 fiscal year (the St. Louis operation was sold in July 2002) and the refocusing of the southeast Texas operations in mid fiscal 2003. Those two operations has revenues of $5.5 million in fiscal 2003.

Our reported gross margin increased to $6.8 million in fiscal 2004 compared to $5.8 million in fiscal 2003. The increase in gross margin is due to higher gross margin percentage realized on contracts in the current fiscal year.

Selling, general and administrative expenses increased slightly in fiscal 2004 to $5.8 million compared to $5.4 million in fiscal 2003. This increase was primarily due costs associated with opening an office in southeastern Texas to focus on mold remediation, increased employee bonuses due to increased profitability and an increased funding of mold infrastructure and marketing costs in the current fiscal year.

As a result of the factors discussed above, we reported income from operations in fiscal 2004 of $1.0 million compared to an income from operations of $0.4 million in fiscal 2003.

Interest expense decreased to $0.35 million in fiscal 2004 compared to $0.38 million in fiscal 2003 due to lower interest rates in fiscal 2004 that offset a higher level of borrowings to support operations.

Fiscal year 2003 other income includes a $0.32 million gain from the sale of the St. Louis operation and the sale of certain fixed assets and inventory of the southeast Texas operations and a goodwill impairment charge of $149,000 made to reflect the termination of operations at the St. Louis and Chicago locations which were sold/closed, respectively, during fiscal 2003. The St. Louis and Chicago operations were acquired in fiscal 1999.

Other income in fiscal 2004 totaled approximately $49,000 versus $54,000 in fiscal 2003.

The $8,000 and $42,000 add back to income for minority interest in fiscal 2004 and 2003, respectively, reflects the other venturee's 50% share of the IAQTI's loss which is reflected throughout the Statement of Operations as the results of the IAQTI are consolidated.

As a result of net operating loss carryforwards for book purposes, there was no federal income tax provision in fiscal 2004 and 2003. State income tax provisions of $64,000 and $16,000 were made in fiscal 2004 and 2003, respectively. At January 31, 2004, we had approximately $2.9 million of net operating loss carryforwards to offset future federal income taxes.

YEAR ENDED JANUARY 31, 2003 COMPARED TO YEAR ENDED JANUARY 31, 2002

During the year ended January 31, 2003, (fiscal 2003) our consolidated revenues decreased to $40.9 million as compared to $42.6 million the previous fiscal year ended January 31, 2002 (fiscal 2002). The decrease was due in part to revenue decreases from the sale of the St. Louis operations in July 2003 and the refocusing of the southeast Texas operations in mid fiscal 2003 which were partially offset by $3.0 million of revenues from a significant project in New York and the inclusion of a full fiscal years operations from the Los Angeles office where no revenues were generated in the prior year fiscal period prior to the operation's acquisition on June 1, 2001.

Our reported gross margin increased to $5.8 million in fiscal 2003 compared to $4.3 million in fiscal 2002. The increase in gross margin is due to higher gross margin percentage realized on contracts in the current fiscal year. Additionally, the prior fiscal year included $1.3 million of negative contract adjustments on four in process projects.

Selling, general and administrative expenses decreased slightly in fiscal 2003 to $5.4 million compared to $5.45 million in fiscal 2002. This decrease was due to cost containment by us during the current period and decreased costs from the St. Louis and southeast Texas operations, partially offset by costs associated with the Los Angeles office which was owned the entire twelve-month period in the current fiscal year.

As a result of the factors discussed above, we reported income from operations in fiscal 2003 of $0.4 million compared to a loss from operations of ($1.2) million in fiscal 2002.

Interest expense decreased to $0.38 million in fiscal 2003 compared to $0.40 million in fiscal 2002 as a result of due to lower interest rates in fiscal 2003 which offset a higher level of borrowings to support operations and the borrowings associated with the acquisition of the Los Angeles office acquired June 1, 2001.

The 2003 fiscal year other income includes a $0.32 million gain from the sale of the St. Louis operation and the sale of certain fixed assets and inventory of the southeast Texas operations and a goodwill impairment charge of $149,000 was made to reflect the termination of operations at the St. Louis and Chicago locations which were sold/closed, respectively, during fiscal 2003. The St. Louis and Chicago operations were acquired in fiscal 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2004

During fiscal 2004, we experienced an increase in liquidity of $0.011 million as cash and short-term investments increased from $0.038 million at January 31, 2003 to $0.049 million at January 31, 2004. The increase in liquidity in fiscal 2004 was attributable to cash inflows of $0.46 million from operating activities and of $0.32 million from financing activities partially offset by cash utilized by investing activities of $0.77 million.

Cash inflows from operating activities were generated by net income of $0.64 million, depreciation and amortization of $1.03 million, a $0.09 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.29 million increase in accounts payable and a $0.38 million increase in billings in excess of costs and estimated earnings on uncompleted contracts. The cash inflows were partially offset by cash utilizations including a $1.79 million increase in accounts receivable, due to a significantly higher volume of customer billings in January 2004, a $0.03 million increase in inventories and a $0.2 million decrease in accrued liabilities related to the timing of the payments.

Cash inflows from financing activities of $0.32 million during fiscal 2004 included an increase in borrowings on the line of credit by $0.75 million to $4.7 million at January 31, 2004 from $3.95 million at January 31, 2003 which was partially offset by of $0.43 million of repayments on debt.

Our investing activities utilized cash flow of $0.77 million which included $0.52 million for the purchase of property, plant and equipment and $0.26 million of payments related to acquisitions completed both in a current and a prior fiscal year.

FISCAL 2003

During fiscal 2003, we experienced a decrease in liquidity of $0.335 million as cash and short-term investments decreased from $0.37 million at January 31, 2002 to $0.04 million at January 31, 2003. The decrease in liquidity in fiscal 2003 was attributable to cash utilized by financing activities of $0.74 million partially offset by cash inflows of $0.23 million from operating activities and of $0.18 million from investing activities.

Cash outflows from financing activities of $0.74 million during fiscal 2003 included $0.74 million of repayments on debt including reducing borrowings on the line of credit by $0.15 million to $3.95 million at January 31, 2003 from $4.1 million at January 31, 2002.

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

Our investing activities generated cash flow of $0.18 million which included $0.49 million of proceeds from the sale of the St. Louis operation and certain southwestern Texas fixed assets and inventory and the $0.03 million of capital contributions from the other venturee in the IAQTI. These inflows were partially offset by $0.32 million for the purchase of property, plant and equipment and a $0.02 million payment related to an acquisition completed in a prior fiscal year.

CONTRACTUAL OBLIGATIONS

                                                                       PAYMENT DUE BY PERIOD
                                                                  LESS THAN        1-3           3-5        MORE THAN
                                                     TOTAL         1 YEAR         YEARS         YEARS        5 YEARS
                                                   ------------------------------------------------------------------
                                                                              (THOUSANDS)

Long-Term Debt Obligations                         $   5,707      $     401     $   5,015     $     55      $     236
Capital Lease Obligations                                  -              -             -            -              -
Operating  Lease Obligations                           1,113            528           559           26              -
Purchase Obligations                                       -              -             -            -              -
Other Long-Term Liabilities Reflected
  On Registrant's Balance Sheet Under GAAP                 -              -             -            -              -
                                                   ---------      ---------     ---------     --------      ---------

Total                                              $   6,820      $     929     $   5,574     $     81      $     236
                                                   =========      =========     =========     ========      =========

The 1-3 year payment due column includes $4.7 million for the line of credit which is due June 6, 2006. The line of credit is at an interest rate of prime plus 1%. Our Chief Executive Officer has provided a limited personal guarantee. We rely significantly upon our access to credit facilities in order to operate our business. We expect to be able to maintain our existing line of credit (or to obtain replacement or additional financing) as the current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms, if at all. An inability to maintain an adequate line of credit could result in limitations on our ability to bid for new or renew existing contracts which could have a material adverse effect on our financial condition and results of operations. It has been the practice of our lending institution to annually extend the maturity date of the line of credit. While we are confident that this will remain the case, there can be no assurance that the lending institution will continue to extend the maturity date of the line of credit annually.

Under our credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests. At January 31, 2004 we were not in compliance with the debt to net worth and net worth covenant of our debt agreement. Although we have been able to obtain waivers from our lending institution in the past for failure to meet certain of the covenants under the credit facility, the availability of any future required waivers cannot be assured. Any failure on our part to obtain a waiver from our lending institution, if required, would have a material adverse effect on our business and financial condition.

In March 2004, we raised $0.5 million from a private placement of our Common Stock to fund general business purposes and our acquisition strategy. In connection with the private placement, we also issued warrants exercisable for an addition 3.5 million shares. The full exercise of these warrants would result in process of $4.4 million.

Based upon the current operating plan, we expect that our existing cash balances and cash flows from operations will be sufficient to finance our working capital and capital expenditure requirements through Fiscal 2005. However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we can not be assured that such financing will be available on commercially reasonable terms or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that we are is exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $57,000 change in borrowing costs based upon the balance outstanding at January 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the report of Parente Randolph LLC are attached to this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Exchange Act") to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.

Code of Ethics

We have adopted a Code of Business Ethics for directors and executive officers (including our principal executive officer and principal financial officer) (the "Code of Ethics"). A copy of the Code of Ethics is available upon request, free of charge, by contacting our Corporate Secretary at PDG Environmental, Inc., 1386 Beulah Road, Building 801, Pittsburgh, PA 15235. Pursuant to Exchange Act rules, a copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 14.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) AND (2) The following consolidated financial statements and financial statement schedule of the registrant and its subsidiaries are included in Item 8.

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors.......................................................    F-1

Consolidated Balance Sheets as of January 31, 2004 and 2003..........................    F-2

Consolidated Statements of Operations for the Years Ended
  January 31, 2004, 2003, and 2002...................................................    F-4

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended January 31, 2004, 2003, and 2002.......................................    F-5

Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2004, 2003, and 2002...................................................    F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 2004, 2003, and 2002.............................................    F-7

Schedule II - Valuation and Qualifying Accounts......................................   F-18

         All other schedules for PDG Environmental, Inc. and consolidated subsidiaries for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a) (3) EXHIBITS:

INCLUDED AFTER AUDITED FINANCIAL STATEMENTS

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PDG ENVIRONMENTAL, INC.

                                   /s/ John C. Regan
                                   ---------------------------------------------
                                   John C. Regan,
                                   Chairman, Chief Executive Officer and
                                   Chief Financial Officer

Date: April 23, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John C. Regan                                                 April 23, 2004
--------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer, Financial Officer and Director)

Richard A. Bendis, Director        By /s/ John C. Regan
                                   ---------------------------------------------
                                   John C. Regan, Attorney-in-Fact
                                   April 23, 2004

Edgar Berkey, Director             By /s/ John C. Regan
                                   ---------------------------------------------
                                   John C. Regan, Attorney-in-Fact
                                   April 23, 2004

James D. Chiafullo, Director       By /s/ John C. Regan
                                   ---------------------------------------------
                                   John C. Regan, Attorney-in-Fact
                                   April 23, 2004

Edwin J. Kilpela, Director         By /s/ John C. Regan
                                   ---------------------------------------------
                                   John C. Regan, Attorney-in-Fact
                                   April 23, 2004

                             PDG ENVIRONMENTAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                             ITEMS 8, 14(c) AND (d)
                FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
PDG Environmental, Inc.

We have audited the accompanying consolidated balance sheet of PDG Environmental, Inc. (the "Corporation") and subsidiaries as of January 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of January 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended January 31, 2003 and 2002 were audited by Stokes & Hinds, LLC, who merged with Parente Randolph, LLC as of June 1, 2003, and whose report dated April 7, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated 2004 financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. as of January 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information in Schedule II is presented for purposes of additional analysis. Such information has been subjected to the auditing procedure applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Parente Randolph, LLC

Pittsburgh, Pennsylvania
April 7, 2004

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                               JANUARY 31,
                                                                                           2004          2003
                                                                                       ------------  -------------
ASSETS

CURRENT ASSETS

   Cash and short-term investments                                                     $     49,000  $      38,000
   Accounts receivable, net of $150,000 allowance in fiscal 2004
      and fiscal 2003                                                                    11,057,000      9,271,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                               3,327,000      3,412,000
   Inventories                                                                              514,000        484,000
   Other current assets                                                                     250,000        286,000
                                                                                       ------------  -------------

TOTAL CURRENT ASSETS                                                                     15,197,000     13,491,000

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                                      42,000         42,000
   Leasehold improvements                                                                   203,000        194,000
   Furniture and fixtures                                                                   177,000        176,000
   Vehicles                                                                                 749,000        781,000
   Equipment                                                                              6,265,000      5,934,000
   Buildings                                                                                370,000        370,000
                                                                                       ------------  -------------

                                                                                          7,806,000      7,497,000
Less: accumulated depreciation                                                            6,882,000      6,238,000
                                                                                       ------------  -------------

                                                                                            924,000      1,259,000

COVENANTS NOT TO COMPETE, NET OF ACCUMULATED AMORTIZATION OF $218,000
   AND $130,000 IN 2004 AND 2003, respectively                                              112,000        100,000

GOODWILL                                                                                    714,000        433,000

OTHER ASSETS                                                                                236,000        327,000
                                                                                       ------------  -------------

TOTAL ASSETS                                                                           $ 17,183,000  $  15,610,000
                                                                                       ============  =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                                   JANUARY 31,
                                                                                           2004                   2003
                                                                                       ------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                    $  3,810,000           $  3,519,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                               1,449,000              1,070,000
   Accrued liabilities                                                                    1,328,000              1,400,000
   Current portion of long-term debt                                                        401,000                467,000
                                                                                       ------------           ------------

TOTAL CURRENT LIABILITIES                                                                 6,988,000              6,456,000

LONG-TERM DEBT                                                                            5,306,000              4,922,000
                                                                                       ------------           ------------
TOTAL LIABILITIES                                                                        12,294,000             11,378,000

MINORITY INTEREST                                                                           (20,000)               (12,000)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Cumulative convertible Series A preferred stock, $0.01 par value, 5,000,000 shares authorized and 6,000 issued and outstanding shares at January 31,
       2004 and 2003
       (liquidation preference of $60,000 at January 31, 2004)                               14,000                 14,000
   Common stock, $0.02 par value, 30,000,000 shares authorized and
       9,423,840 and 9,418,840 shares issued and outstanding at
       January 31, 2004 and 2003, respectively                                              189,000                189,000
   Paid-in capital                                                                        8,111,000              8,110,000
   Deferred compensation                                                                     (6,000)               (26,000)
   (Deficit) retained earnings                                                           (3,361,000)            (4,005,000)
   Less treasury stock, at cost, 46,510 shares at January 31, 2004 and 2003                 (38,000)               (38,000)
                                                                                       ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                                                4,909,000              4,244,000
                                                                                       ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 17,183,000           $ 15,610,000
                                                                                       ============           ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                                        2004                 2003                2002
                                                                    --------------      ---------------     -------------
CONTRACT REVENUES                                                   $   36,367,000      $    40,883,000     $  42,587,000

CONTRACT COSTS                                                          29,553,000           35,084,000        38,329,000
                                                                    --------------      ---------------     -------------

GROSS MARGIN                                                             6,814,000            5,799,000         4,258,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             5,813,000            5,398,000         5,449,000
                                                                    --------------      ---------------     -------------

INCOME (LOSS) FROM OPERATIONS                                            1,001,000              401,000        (1,191,000)

OTHER INCOME (EXPENSE):
   Interest expense                                                      (352,000)             (375,000)         (404,000)
   Gain on sale of St. Louis operation and other fixed assets                    -              321,000                 -
   Provision for impairment in value of goodwill                                 -             (149,000)                -
   Interest and other income                                                49,000               54,000            24,000
                                                                    --------------      ---------------     -------------

                                                                          (303,000)            (149,000)         (380,000)
                                                                    --------------      ---------------     -------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST                    698,000              252,000        (1,571,000)

INCOME TAX PROVISION                                                       (62,000)             (16,000)          (30,000)

MINORITY INTEREST                                                            8,000               42,000
                                                                    --------------      ---------------
NET INCOME (LOSS)                                                   $      644,000      $       278,000     $  (1,601,000)
                                                                    ==============      ===============     =============
EARNINGS PER COMMON SHARE - BASIC:                                  $         0.07      $          0.03     $       (0.17)
                                                                    ==============      ===============     =============
EARNINGS PER COMMON SHARE - DILUTIVE:                               $         0.07      $          0.03     $       (0.17)
                                                                    ==============      ===============     =============

AVERAGE COMMON SHARES OUTSTANDING                                        9,373,000            9,372,000         9,211,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING                      195,000              274,000                 -
                                                                    --------------      ---------------     -------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
  EQUIVALENTS OUTSTANDING                                                9,568,000            9,646,000         9,211,000
                                                                    ==============      ===============     =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.

                                          PREFERRED                                                      (DEFICIT)        TOTAL
                                            STOCK      COMMON      PAID-IN      DEFERRED    TREASURY     RETAINED      STOCKHOLDERS
                                           SERIES A     STOCK      CAPITAL    COMPENSATION   STOCK       EARNINGS         EQUITY
                                          ---------   ---------   ----------  ------------  --------    -----------   -------------
BALANCE AT JANUARY 31, 2001               $  14,000   $ 177,000   $7,767,000  $          -  $(38,000)   $(2,586,000)  $   5,334,000

Issuance of 300,000 shares in
    connection with an acquisition                        6,000      183,000                                                189,000

Issuance of 450,000 stock options                                     59,000       (59,000)                                       -

Issuance of 25,000 shares under Employee
    Incentive Stock Option Plan                           1,000        8,000                                                  9,000

Amortization of stock based compensation                                            13,000                                   13,000

Issuance of 259,696 shares to reflect
    declaration of 1/3 of the common
    stock rights                                          5,000       91,000                                (96,000)              -

Net Loss                                                                                                 (1,601,000)     (1,601,000)
                                          ---------   ---------   ----------  ------------  --------    -----------   -------------

BALANCE AT JANUARY 31, 2002                  14,000     189,000    8,108,000       (46,000)  (38,000)    (4,283,000)      3,944,000

Issuance of 5,000 shares under Employee
    Incentive Stock Option Plan                               -        2,000                                                  2,000

Amortization of stock based compensation                                            20,000                                   20,000

Net Income                                                                                                  278,000         278,000
                                          ---------   ---------   ----------  ------------  --------    -----------   -------------

BALANCE AT JANUARY 31, 2003                  14,000     189,000    8,110,000       (26,000)  (38,000)    (4,005,000)      4,244,000

Issuance of 5,000 shares under Employee
    Incentive Stock Option Plan                               -        1,000                                                  1,000

Amortization of stock based compensation                                            20,000                                   20,000

Net Income                                                                                                  644,000         644,000
                                          ---------   ---------   ----------  ------------  --------    -----------   -------------

BALANCE AT JANUARY 31, 2004               $  14,000   $ 189,000   $8,111,000  $     (6,000) $(38,000)   $(3,361,000)  $   4,909,000
                                          =========   =========   ==========  ============  ========    ===========   =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PDG ENVIRONMENTAL, INC.

                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                        2004                  2003               2002
                                                                    -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  (Loss)                                                  $      644,000          $   278,000      $ (1,601,000)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
   TO CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
   Depreciation                                                            823,000              851,000           857,000
   Amortization                                                            205,000              194,000           340,000
   Contingent acquisition consideration                                          -             (219,000)          260,000
   Stock based compensation                                                 20,000               20,000            13,000
   Gain on sale of St. Louis operation and other fixed assets
      and inventory                                                              -             (321,000)                -
   Provision for impairment in value of goodwill                                 -              149,000                 -
   Provision for uncollectable accounts                                          -               20,000           200,000
   Minority interest                                                        (8,000)             (42,000)                -

CHANGES IN CURRENT ASSETS AND LIABILITIES OTHER THAN CASH:
   Accounts receivable                                                  (1,786,000)           3,432,000        (5,645,000)
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                 85,000             (595,000)         (271,000)
   Inventories                                                             (30,000)             (50,000)            7,000
   Other current assets                                                     36,000               (9,000)          293,000
   Accounts payable                                                        291,000           (2,647,000)        3,872,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                379,000)             (94,000)          254,000
   Accrued liabilities                                                    (195,000)            (736,000)          563,000
                                                                    --------------          -----------      ------------

TOTAL CHANGES                                                           (1,220,000)            (699,000)         (927,000)
                                                                    --------------          -----------      ------------

CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               464,000              231,000          (858,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                              (523,000)            (324,000)         (757,000)
   Acquisition of businesses                                              (258,000)             (24,000)         (921,000)
   Other venture's capitalization of joint venture                               -               30,000                 -
   Proceeds from sale of St. Louis operation and other fixed assets
       and inventory                                                        35,000              490,000            15,000
   Changes in other assets                                                 (26,000)               4,000           (37,000)
                                                                    --------------          -----------      ------------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          (772,000)             176,000        (1,700,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt                                                      750,000                    -         3,134,000
   Proceeds from exercise of stock options and warrants                      1,000                2,000             9,000
   Principal payments on debt                                             (432,000)            (744,000)         (426,000)
                                                                    --------------          -----------      ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           319,000             (742,000)        2,717,000
                                                                    --------------          -----------      ------------

Net increase (decrease) in cash and short-term investments                  11,000             (335,000)          159,000
Cash and short-term investments, beginning of year                          38,000              373,000           214,000
                                                                    --------------          -----------      ------------

CASH AND SHORT-TERM INVESTMENTS, END OF YEAR                        $       49,000          $    38,000      $    373,000
                                                                    ==============          ===========      ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 2004

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

The Corporation provides for estimated losses on uncollectible accounts receivable based upon management's review of outstanding trade receivables.

INVENTORIES:

Inventories consisting of materials and supplies used in the completion of contracts is stated at the lower of cost (on a first-in, first-out basis) or market.

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method.

GOODWILL

The Corporation accounts for goodwill as required by SFAS No. 142 and reviews goodwill annually for impairment.

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

COMPENSATION PLANS:

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," (as amended by SFAS 148), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized. For pro forma effect of applying SFAS 123 refer to footnote 10 - Compensation Plans.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Bards (the "FASB") issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation has adopted the provisions of this Statement but the Statement did not have any effect on the Corporation as it did not have any of these financial instruments.

On April 30, 2003, FASB issues Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. SFAS 149 clarifies 1) the circumstances in which a contract with an initial net investment meets the characteristics of a derivative, 2) when a derivative contains a financing component and amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003. The Corporation has adopted the provisions of this Statement but the Statement did not have any effect on the Corporation as it did not have any of these financial instruments.

On January 15, 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to improve financial reporting by enterprises involved with variable interest entities. The interpretation is effective for financial statements issued after October 9, 2003. The Corporation has no variable interest entities that are not currently consolidated.

NOTE 4 - ACCOUNTS RECEIVABLE

Accounts receivable at January 31, 2004 and 2003 include $1,406,000 and $1,308,000, respectively, of retainage receivables. For the years ended January 31, 2004 and 2003, no customer accounted for more than 10% of the Corporation's consolidated revenues.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when feasible, requests collateral to secure the performance of services.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:

                                                                                                   JANUARY 31,
                                                                                           2004                  2003
                                                                                      ------------------------------------
Revenues earned on uncompleted contracts                                              $  43,979,000          $ 44,859,000
Less:  billings to date                                                                  42,101,000            42,517,000
                                                                                      -------------          ------------
Net Under Billings                                                                    $   1,878,000          $  2,342,000
                                                                                      =============          ============

Included in the accompanying consolidated balance sheets under the following captions:

                                                                                                   JANUARY 31,
                                                                                           2004                  2003
                                                                                      -----------------------------------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                              $   3,327,000          $  3,412,000

Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                                 (1,449,000)           (1,070,000)
                                                                                      -------------          ------------
Net Under Billings                                                                    $   1,878,000          $  2,342,000
                                                                                      =============          ============

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                                                                   JANUARY 31,
                                                                                           2004                   2003
                                                                                      -----------------------------------
Wages and withholdings                                                                $     529,000          $    689,000
Accrued fringe benefits                                                                     248,000               291,000
Covenants not to compete                                                                     17,000               175,000
Additional acquisition consideration                                                        281,000                     -
Other                                                                                       253,000               245,000
                                                                                      -------------          ------------
Total Accrued Liabilities                                                             $   1,328,000          $  1,400,000
                                                                                      =============          ============

NOTE 7 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                                                   JANUARY 31,
                                                                                           2004                  2003
                                                                                      -----------------------------------
Term loan due in monthly installments of $4,095 including
interest at 4.875% due in August 2015                                                 $     347,000          $    366,000

Equipment note due in monthly installments of $21,495 including
interest at 1% above the prime rate, due in August 2005                                     368,000               585,000

Equipment note due in monthly installments of $16,114 including
interest at 1% above the prime rate, due in August 2005                                     133,000               256,000

Revolving line of credit expiring on June 6, 2006 and
bearing interest at 1% above the prime rate                                               4,700,000             3,950,000

Equipment notes, most significant note due in monthly installments of $4,472
including interest at 7.25%, due until July, 2005                                            76,000               138,000

Term note payable to the former shareholders of Tri-State Restoration
with interest at 6.5%                                                                        83,000                94,000
                                                                                      -------------          ------------
                                                                                          5,707,000             5,389,000

Less amount due within one year                                                             401,000               467,000
                                                                                      -------------          ------------
                                                                                      $   5,306,000          $  4,922,000
                                                                                      =============          ============

On August 3, 2000, the Corporation closed on a $4.7 million credit facility with Sky Bank, an Ohio banking association, consisting of a 3-year $3 million revolving line of credit, a 5-year $1 million equipment note, a 15-year $0.4 million mortgage and a 5-year $0.3 million commitment for future equipment financing. The new financing repaid all of the Company's existing debt.

The line of credit, equipment note and commitment for future equipment financing are at an interest rate of prime plus 1% with financial covenant incentives which may reduce the interest rate to either prime plus 1/2% or prime (at January 31, 2004 prime was 4%). The mortgage is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years. The Chief Executive Officer of the Corporation provided a limited personal guarantee for the credit facility. The credit facility contains certain financial covenants which the Corporation required waiver at January 31, 2004, 2003 and 2002.

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

On February 28, 2003 Sky Bank increased the line of credit by $600,000 to $5.1 million for a four-month period. The availability on the line of credit was reduced to $4.5 million on July 1, 2003.

In July 2003 Sky Bank approved a permanent $500,000 increase in the Company's line of credit to $5 million and extended the maturity date until June 6, 2005. In January 2004 Sky Bank approved a permanent $500,000 increase in the Company's line of credit to $5.5 million,

In April 2004 Sky Bank extended the maturity date on the line of credit until June 6, 2006.

On January 31, 2004, the balance on the line of credit was $4,700,000 with an unused availability of $800,000.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

Maturity requirements on long-term debt aggregate $401,000 in fiscal 2005, $293,000 in fiscal 2006, $4,722,000 in fiscal 2007, $26,000 in fiscal 2008,
$29,000 in fiscal 2009 and $236,000 thereafter.

The Corporation paid approximately $344,000, $378,000, and $367,000 for interest costs during the years ended January 31, 2004, 2003 and 2002, respectively.

NOTE 8 - INCOME TAXES

At January 31, 2004, the Corporation has net operating loss carryforwards of approximately $2,923,000 for income tax purposes which expire in years 2004 through 2011. For financial reporting purposes, a valuation allowance of approximately $1,656,000 has been recognized to offset the deferred tax asset related to those carryforwards and to other deferred tax assets. When realized, the tax benefit of these net operating loss carryforwards will be applied to reduce income tax expense. These loss carryforwards are subject to various restrictions based on future operations of the group. The valuation allowance decreased by $481,000 during the year ended January 31, 2004 primarily due to the utilization of the net operating loss carryforward.

The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 2004 and 2003 are as follows:

                                                                     JANUARY 31,
                                                              2004                2003
                                                           -------------------------------
Deferred tax liabilities:

     Tax over book depreciation                            $        -          $         -

Deferred tax assets:

     Book over tax depreciation and amortization              506,000              115,000
     Other                                                    156,000               56,000
     Net operating loss carryforwards                         994,000            1,966,000
                                                           ----------          -----------
     Total deferred tax assets                              1,656,000            2,137,000

Valuation allowance for deferred tax assets                 1,656,000            2,137,000
                                                           ----------          -----------
     Net deferred tax assets                                        -                    -
                                                           ----------          -----------
     Net deferred tax liabilities                          $        -          $         -
                                                           ==========          ===========

Significant components of the provision for income taxes (all current) are as follows:

                                                                                FOR THE YEARS ENDED JANUARY 31,
                                                                         2004                2003               2002
                                                                       -------------------------------------------------
Current:

   Federal                                                             $       -          $         -       $          -
   State                                                                  62,000               16,000             30,000
                                                                       ---------          -----------       ------------
   Total income tax provision                                          $  62,000          $    16,000       $     30,000
                                                                       =========          ===========       ============

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                                                 FOR THE YEARS ENDED JANUARY 31,
                                                                          2004               2003             2002
                                                                       ---------------------------------------------------
Tax at statutory rate                                                  $ 219,000         $     95,000    $      (534,000)
State income taxes, net of federal tax benefit                            43,000               11,000             20,000
Limitation on utilization of net operating loss                         (200,000)             (90,000)           544,000
                                                                       ---------         ------------    ---------------

                                                                       $  62,000         $     16,000    $        30,000
                                                                       =========         ============    ===============

The Corporation paid approximately $30,000, $65,000 and $104,000 for federal and state income and franchise taxes during the years ended January 31, 2004, 2003 and 2002, respectively.

NOTE 9 - NOTES RECEIVABLE - OFFICERS

At January 31, 2004 and 2003, the Corporation had approximately $102,000 in notes receivable from its officers in the form of personal loans. A breakdown of the notes receivable balance at January 31, 2004 by officer is as follows: John
C. Regan, Chairman -$95,000 and Lawrence Horvat, Vice President -$7,000.

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

Options to purchase 629,333 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2004. Vesting of the non-discretionary portion of the stock options, at an exercise price of $0.19 per share, was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual non-discretionary awards that did not vest due to failure to achieve goals, vest in November 2011. Vesting of the discretionary portion is based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and the office backlog as of the end of the year to name the most significant criteria among others. All unvested discretionary options are returned to the Plan for future grants. A total of 300,500 options to purchase shares of common stock vested at January 31, 2004 relative to fiscal 2004.

Options to purchase 660,000 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2003. Vesting of the non-discretionary portion of the stock options, at an exercise price of $0.46 per share, was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual non-discretionary awards that did not vest due to failure to achieve goals, vest in November 2010. Vesting of the discretionary portion is based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and the office backlog as of the end of the year to name the most significant criteria among others. All unvested discretionary options are returned to the Plan for future grants. A total of 430,034 options to purchase shares of common stock vested at January 31, 2003 relative to fiscal 2003.

Options to purchase 536,500 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal

2002. Vesting of the non-discretionary portion of the stock options, at an exercise price of $0.40 per share, was contingent upon the individual offices, and in the case of the executive office, the Corporation meeting pre-established financial goals for the year. Those individual non-discretionary awards that did not vest due to failure to achieve goals, vest in November 2009. Vesting of the discretionary portion is based upon a number of discretionary items, including overall corporate performance, absolute dollar amount of office contribution and the magnitude of contracts awarded during the prior year and the office backlog as of the end of the year to name the most significant criteria among others. All unvested discretionary options are returned to the Plan for future grants. A total of 290,000 options to purchase shares of common stock vested at January 31, 2002 relative to fiscal 2002. Additionally, 450,000 options to purchase shares of common stock of the Company were issued to the former majority owner of Tri-State Restorations, Inc.

The following table summarizes information with respect to the Plan for the three years ended January 31, 2004:

                                                                                                                 OPTION
                                                                    WEIGHTED AVERAGE     NUMBER OF             PRICE RANGE
                                                                     EXERCISE PRICE       SHARES                PER SHARE
                                                                    ------------------------------------------------------
OUTSTANDING AT JANUARY 31, 2001                                          $0.52           2,208,083            $0.36 - $1.91

Granted                                                                  $0.48           1,137,500            $0.40 - $0.50
Cancelled - Reusable                                                     $0.50            (234,250)           $0.40 - $1.63
Exercised                                                                $0.36             (25,000)           $0.36
                                                                                         ---------

OUTSTANDING AT JANUARY 31, 2002                                          $0.52           3,086,333            $0.36 - $1.91

Granted                                                                  $0.37             643,367            $0.19 - $0.46
Cancelled - Reusable                                                     $0.54            (591,500)           $0.36 - $1.91
Exercised                                                                $0.36              (5,000)           $0.36
                                                                                         ---------

OUTSTANDING AT JANUARY 31, 2003                                          $0.43           3,133,200            $0.19 - $1.63

Granted                                                                  $0.58              25,000            $0.58
Cancelled - Reusable                                                     $0.33            (266,166)           $0.19 - $1.63
Exercised                                                                $0.19              (5,000)           $0.19
                                                                                         ---------

OUTSTANDING AT JANUARY 31, 2004                                          $0.46           2,887,034            $0.19 - $0.87
                                                                                         =========

EXERCISABLE  AT JANUARY 31, 2004                                         $0.46           1,952,834            $0.19 - $0.87
                                                                                         =========

The weighted average life of the options outstanding at January 31, 2004 and 2003 was 6.2 years and 6.4 years, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2004, 2003 and 2002: risk-free interest rates of 4%, 4% and 5% in fiscal 2004, 2003 and 2002, respectively; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.18, 1.14 and 0.88 in fiscal 2004, 2003 and 2002, respectively; and a weighted-average expected life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                        FISCAL              FISCAL            FISCAL
                                                                          04                  03                02
                                                                          --                  --                --
Net income (loss), as reported                                       $    644,000        $    278,000      $ (1,601,000)
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                                      (119,000)            (58,000)         (179,000)
                                                                     ------------        ------------      ------------

Pro forma net income (loss)                                          $    525,000        $    220,000      $ (1,780,000)
                                                                     ============        ============      ============

Earnings per share:

Basic-as reported                                                    $       0.07        $       0.03      $      (0.17)
                                                                     ============        ============      ============
Basic-pro forma                                                      $       0.05        $       0.02      $      (0.19)
                                                                     ============        ============      ============
Diluted-as reported                                                  $       0.07        $       0.03      $      (0.17)
                                                                     ============        ============      ============
Diluted-pro forma                                                    $       0.05        $       0.02      $      (0.19)
                                                                     ============        ============      ============

The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 2004:

                                                                                                                 OPTION
                                                                                          NUMBER OF            PRICE RANGE
                                                                                            SHARES              PER SHARE
                                                                                          ---------            -----------
OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2001                                             20,000             $0.60-$0.65

Cancelled - Reusable                                                                       (10,000)                  $0.60
                                                                                            ------

OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2002                                             10,000                   $0.65

No Activity                                                                                      -                       -
                                                                                            ------
OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2003                                             10,000                   $0.65

No Activity                                                                                      -                       -
                                                                                            ------
OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2004                                             10,000                   $0.65
                                                                                            ======

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan") which provides for the grant of options to purchase an aggregate of up to 250,000 shares of the Corporation's common stock. Options to purchase 50,000 shares of the Corporation's common stock at an exercise price of $0.65 per share have been granted under the Employee Director Plan. At January 31, 2004 all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 600,000 shares of the Corporation's common stock. Options to purchase 370,250 shares of the Corporation's common stock at prices ranging from $0.26 per share to $1.39 per share have been granted under the Non-Employee Directors Plan. At January 31, 2004, all of the options granted under the Non-Employee Directors Plan were exercisable.

No pro forma information is presented relative to the non-qualified stock option plan, the Employee Director Plan or the Non-Employee Directors Plan as the effect is either immaterial or non-existent.

NOTE 11 - STOCK WARRANTS

At January 31, 2004, the Corporation did not have any warrants outstanding. At January 31, 2003, the Corporation had 250,000 fully vested warrants outstanding. The exercise price of the warrants ranged from $1.20 per share to $2.50 per share. These warrants were issued in conjunction with shareholder relations and investment banking agreements and expired during fiscal 2004.

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

At January 31, 2004, there were 6,000 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $13,000 at January 31, 2004. In March 2004 in conjunction with the private placement of the Company's common stock, as discussed in Note 16, the remaining 6,000 shares of preferred stock were converted into 24,000 shares Common Stock with the accrued but unpaid dividends paid in cash.

NOTE 13 - SALE OF ST. LOUIS OPERATION AND SOUTHEAST TEXAS FIXED ASSETS AND INVENTORY

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

NOTE 14 - GOODWILL

Goodwill increased by $281,000 during the year ended January 31, 2004 due to the accrual of additional purchase price consideration earned by the former owners of Tri-State Restoration, Inc. ("Tri-State") in accordance with Emerging Issues Task Force ("EITF 95-8") "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination". The payment of contingent consideration is based upon the operating income of the former Tri-State operation and payable annually based upon operating results through May 31, 2006.

NOTE 15 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                         2004                2003               2002
                                                                    ----------------------------------------------------
NUMERATOR:

Income (loss) before discontinued operations                        $      644,000      $       278,000     $ (1,601,000)
Preferred stock dividends                                                   (1,000)              (1,000)          (1,000)
                                                                    --------------      ---------------     ------------
Numerator for basic earnings per share--income available
      to common stockholders 245,000                                       643,000              277,000       (1,602,000)

Effect of dilutive securities:
      Preferred stock dividends                                              1,000                1,000            1,000
                                                                    --------------      ---------------     ------------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                        $      644,000      $       278,000     $ (1,601,000)
                                                                    ==============      ===============     ============
DENOMINATOR:

Denominator for basic earnings per share--weighted average shares        9,373,000            9,372,000        9,211,000

Effect of dilutive securities:
     Employee stock options                                                166,000              245,000                -
     Warrants                                                                    -                    -                -
     Convertible preferred stock                                            29,000               29,000                -
                                                                    --------------      ---------------     ------------

Dilutive potential common shares                                           195,000              274,000                -
                                                                    --------------      ---------------     ------------

Denominator for diluted earnings per share--adjusted
weighted-average shares and assumed conversions                          9,568,000            9,646,000        9,211,000
                                                                    ==============      ===============     ============

BASIC EARNINGS (LOSS) PER SHARE                                     $         0.07      $          0.03     $      (0.17)
                                                                    ==============      ===============     ============

DILUTED EARNINGS (LOSS) PER SHARE                                   $         0.07      $          0.03     $      (0.17)
                                                                    ==============      ===============     ============

At January 31, 2004, 2003 and 2002; 1,467,750, 1,165,083 and 1,961,083 options, and - 0-, 250,000 and 250,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $516,000, $578,000 and $554,000 for the years ended January 31, 2004, 2003 and 2002, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2004 aggregated $1,113,000 and payments due during the next five fiscal years are as follows: 2005 - $528,000, 2006 - $348,000, 2007 - $211,000, 2008 - $25,000 and 2009 - $1,000.

NOTE 17 - SUBSEQUENT EVENT

On March 4, 2004 the Corporation closed on a private placement transaction pursuant to which it sold 1,250,000 million shares of Common Stock, (the "Shares"), to Barron Partners, LP (the "Investor") for an aggregate purchase price of $500,000. In addition, the Corporation issued two warrants to the Investor exercisable for shares of its Common Stock (the "Warrants"). The Shares and the Warrants were issued in a private placement transaction pursuant to
Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

The First Warrant provides the Investor the right to purchase up to 1,500,000 shares of the Corporation's Common Stock. The First Warrant has an exercise price of $0.80 per share resulting in proceeds of $1,200,000 to the Company upon its full exercise and expires five years from the date of issuance. The Corporation may require the Investor to exercise the First Warrant in full at any time until December 4, 2005, if the average price of the Corporation's Common Stock exceeds $1.20 for ten consecutive trading days and the Corporation has a Registration Statement effective for the same ten consecutive trading days.

The Second Warrant provides the Investor the right to purchase up to 2,000,000 shares of the Corporation's Common Stock. The Second Warrant has an exercise price of $1.60 per share resulting in proceeds of $3,200,000 to the Corporation upon its full exercise and expires five years from the date of issuance. The Corporation may require the Investor to exercise the Second Warrant in full at any time until December 4, 2005 if the average price of the Corporation's Common Stock exceeds $2.40 for twenty consecutive trading days and the Corporation has a Registration Statement effective for the same twenty consecutive trading days.

In connection with these transactions, the Corporation and the Investor entered into a Registration Rights Agreement. Under this agreement, the Corporation is required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the shares of Common Stock underlying the Warrants.

The Corporation intends to utilize the proceeds from the sale of its Common Stock for general business purposes and to fund its acquisition strategy.

NOTE 18 - QUARTERLY RESULTS (UNAUDITED)

The Company had the following results by quarter:

                                                  FIRST         SECOND          THIRD        FOURTH
                                                 QUARTER       QUARTER        QUARTER        QUARTER         YEAR
                                                 -------       -------        -------        -------         ----
YEAR ENDING JANUARY 31, 2004

Revenues                                       $ 8,366,000  $   9,473,000   $  9,414,000   $ 9,114,000    $36,367,000

Gross margin                                     1,669,000      1,646,000      1,775,000     1,724,000      6,814,000

Net income                                     $   227,000  $     146,000   $    106,000   $   165,000    $   644,000

Earnings per share
  Basic                                        $      0.02  $        0.02   $       0.01   $      0.02    $      0.07
  Diluted                                      $      0.02  $        0.02   $       0.01   $      0.02    $      0.07

YEAR ENDING JANUARY 31, 2003

Revenues                                       $10,900,000  $  12,227,000   $  9,157,000   $ 8,599,000    $40,883,000

Gross margin                                       919,000      1,558,000      1,583,000     1,739,000      5,799,000

Net income (loss)                              $  (227,000) $     417,000   $    106,000   $   (18,000)   $   278,000

Earnings per share
  Basic                                        $     (0.02) $        0.04   $       0.01   $      0.00    $      0.03
  Diluted                                      $     (0.02) $        0.04   $       0.01   $      0.00    $      0.03

                             PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               FOR THE YEARS ENDED
                         JANUARY 31, 2004, 2003 AND 2002

                                                    BALANCE AT         ADDITIONS                              BALANCE
                                                    BEGINNING           CHARGED                               AT CLOSE
                                                     OF YEAR           TO INCOME        DEDUCTIONS(1)         OF YEAR
                                                  --------------       ---------        ------------          -------
2004
Allowance for doubtful accounts                   $      150,000     $            -    $             -     $      150,000
                                                  ==============     ==============    ===============     ==============
2003
Allowance for doubtful accounts                   $      130,000     $       20,000    $             -     $      150,000
                                                  ==============     ==============    ===============     ==============
2002
Allowance for doubtful accounts                   $            -     $      200,000    $        70,000     $      130,000
                                                  ==============     ==============    ===============     ==============

(1)Uncollectible accounts written off, net of recoveries.

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

                                                                                                             PAGES
                                                                                                         OF SEQUENTIAL
                                           EXHIBIT INDEX                                               NUMBERING SYSTEM
                                           -------------                                               ----------------
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

10.11          Stock Purchase Agreement between PDG Environmental, Inc. and
               Barron Partners LP, dated March 4, 2004 along with Registration
               Rights Agreement between PDG Environmental, Inc. and Barron
               Partners, First Warrant to purchase shares of PDG Environmental,
               Inc. and Second Warrant to purchase shares of PDG Environmental, Inc. filed as Exhibits 10.1, 10.2, 10.3 and 10.4 of the registrant's Interim Report on Form 8-K dated March 12, 2004, is hereby incorporated herein by reference.

14             Code of Ethics

21             List of subsidiaries of the registrant.

23             Consent of independent auditors.

24             Power of attorney of directors.

31             Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                                                                                             PAGES
                                                                                                         OF SEQUENTIAL
                                        EXHIBIT INDEX                                                  NUMBERING SYSTEM
                                        -------------                                                  ----------------
32             Certification Pursuant to 18 U.S.C. Section 1350, As Amended
               Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)            REPORTS ON FORM 8-K

               We did not file any current reports on Form 8-K during the three months ended January 31, 2004 except for the Form 8-K filed
               December 15, 2003 containing an Item 12 - Results of Operation and Financial Condition discussing our earnings for the quarter ending October 31, 2003.