Form 10-K/A
period 2004-01-31
PDG ENVIRONMENTAL INC
filed 2004-05-06
CIK 771485

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-13667

                             PDG Environmental, Inc.
             (Exact name of Registrant as specified in its charter)

                     Delaware                                22-2677298
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)

    1386 Beulah Road, Building 801
    Pittsburgh, Pennsylvania                                  15235
    (Address of principal executive offices)                (Postal Code)

        Registrant's telephone number, including area code: 412-243-3200

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.02 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,532,010 as of April 19, 2004, computed on the basis of the average of the bid and asked prices on such date.

The only class of voting securities of PDG Environmental, Inc. is its Common Stock, par value $0.02 per share (the "Common Stock"). As of April 19, 2004 there were 10,746,330 shares of the registrant's Common Stock outstanding.

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

Yes [ ]  No [X]

                                EXPLANATORY NOTE

      On April 26, 2004, we filed our Annual Report on Form 10-K for the year ended January 31, 2004 (the "Original Report") with the Securities and Exchange Commission. In accordance with SEC rules, we incorporated Part III of the Original Report by reference from the proxy statement to be filed in connection with our annual meeting of stockholders. In accordance with Instruction G(3) of Form 10-K, we are filing this Form 10-K/A to include the information required to be disclosed in Part III since our proxy statement will not be filed within 120 days after the end of our fiscal year. We have not made any changes to the financial statements included as part of the Original Report.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The following table sets forth information regarding our current Directors and executive officers. All Directors were elected at our 2003 Annual Meeting of Stockholders and will serve until the next Annual Meeting of Stockholders on July 13, 2004 or until their successors are elected or appointed and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

     Name                     Age                    Position
John C. Regan                  60         Chairman, President, Chief Executive
                                           Officer and Chief Financial Officer

Richard A. Bendis              58         Director

Edgar Berkey                   63         Director

James D. Chiafullo             46         Director and Secretary

Edwin J. Kilpela               58         Director

Mr. Regan has served in each of his present positions since December 1990 and has served as a Director since April 1989. He is the founder of Project Development Group, Inc., now our wholly-owned subsidiary, which engages in asbestos abatement and specialty contracting services, and has served as that corporation's Chairman and President since 1984. Mr. Regan also served as Chairman of the Board of Directors of PDG Remediation, Inc. (PDGR), a company which provided remediation services to assist customers in complying with environmental laws and regulations, from July 1994 until August 1996.

Mr. Bendis has served as a Director since 1986. Mr. Bendis has been is the President and CEO of Innovation Philadelphia (IP) since January 2002. Prior to January 2002, he was President and CEO of Kansas Technology Enterprise Corporation (KTEC), a [describe the business]. Mr. Bendis also is founder and Managing Director of Management Resources of America, which provided consulting and investment banking/venture capital services, and founder, President and CEO of Global Technology Enterprise Company LLC which provides consulting services to governmental units concerning commercialization networks and venture capital funds. Mr. Bendis currently serves as a member of the Council on Competitiveness, the National Association of Seed and the Venture Capital Association and State Science and Technology Institute.

Dr. Berkey has served as a Director since July 1998. Dr. Berkey is a nationally recognized expert on environmental technologies. Since July 1998, Dr. Berkey has served as the Vice President and Chief Quality Officer of Concurrent Technologies Corp. (CTC). He is a member and Chairman of several environmental advisory committees for the U.S. Department of Energy and formerly on the Science Advisory Board of the U.S. Environmental Protection Agency. He also chairs the Scientific Advisory Board of the North America Environmental Fund, LP, which invests in emerging environmental companies that can benefit from NAFTA. Dr. Berkey is the former President and co-founder of the Center for Hazardous Materials Research, a [describe business]. Dr. Berkey previously served on our Board of Directors from 1991-1995. He resigned from our Board of Directors in 1995 to serve as a Director of PDG Remediation, Inc., which was formerly one of our affiliates. He resigned from the Board of Directors of PDG Remediation, Inc. in 1996.

Mr. Chiafullo has served as a Director since July 1998 and as Secretary since May 2003. Since 1999, Mr. Chiafullo has been a Director in the law firm of Cohen & Grigsby, P.C. headquartered in Pittsburgh. Prior to joining Cohen & Grigsby, P.C. , Mr. Chiafullo was a Partner with Thorp Reed & Armstrong LLP . Prior to joining Thorp Reed & Armstrong, LLP, Mr. Chiafullo was a lawyer with Gulf Oil Corporation in Houston, Texas. Cohen & Grigsby provides legal services to us. Since [month/year], Mr. Chiafullo has been a member of the Board of Directors of the Western Pennsylvania Epilepsy Foundation.

Mr. Kilpela has served as a Director since July 1997 Mr. Kilpela has served as the President and CEO of Soil Safe, Inc. a privately held environmental company located in Baltimore, MD since 2003. From 1998 until 2002, Mr. Kilpela was an independent business consultant to small and mid-sized environmental companies. From 1997 to 1998 he was President and Chief Executive Officer of Noxso Corporation, a developmental environmental company. From 1996 until 1997 he was President of Ansaldo Ross Hill. Mr. Kilpela was with Westinghouse Electric Corporation from 1968 to 1996 including serving as General Manager of the Environmental Services Division from 1991 to 1996.

AUDIT COMMITTEE

Our Board of Directors has an Audit Committee. The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our internal accounting staff and our independent auditors. This Committee's function is to review our quarterly and annual financial statements with our independent accountants and management; review the scope and results of the examination of our financial statements by the independent accountants; approve all professional services performed by the independent accountants and related fees; recommend the retention or replacement of the independent accountants and periodically review our accounting policies and internal accounting and financial controls. The Audit Committee is also responsible for establishing and overseeing our internal reporting system relating to accounting, internal accounting controls and auditing matters. The Audit Committee is governed by a written charter approved by our Board of Directors. A more complete description of the Committee's functions is set forth in the charter.

The Committee presently consists of Messrs. Bendis, Berkey and Kilpela. Mr. Bendis serves as Chairman of our Audit Committee and is the "audit committee financial expert", within the meaning of Item 401(h)(2) of Regulation S-K, based upon his experience with financing and venture capital. The Board of Directors, believes that all members of the audit committee meet the independence standards of the Nasdaq and the SEC.

The Audit Committee met two times during the fiscal year ended January 31, 2004.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of common stock and other equity securities of ours with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners. During the fiscal year ended January 31, 2004, we believe that all of our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

CODE OF ETHICS

We have adopted a Code of Business Ethics for directors and executive officers (including our principal executive officer and principal financial officer) (the "Code of Ethics"). A copy of the Code of Ethics is available upon request, free of charge, by contacting our Corporate Secretary at PDG Environmental, Inc., 1386 Beulah Road, Building 801, Pittsburgh, PA 15235. Pursuant to Exchange Act rules, a copy of the Code of Ethics is filed as Exhibit 14 to our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal years ended January 31, 2002, 2003 and 2004 compensation awarded to, paid to, or earned by, our Chief Executive Officer and each of our four other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation
                                                                        --------------------------------------------------------
                                     Annual Compensation                          Awards                        Payouts
                              -------------------------------------     --------------------------       -----------------------
                                                                        Restricted        Options/            All Other
                                            Salary(A)       Bonus          Stock            SARs             Compensation
   Name and
Principal Position            Year             ($)            ($)       Award(s)($)         (#)            ($)          ( $)(B)
------------------            ----           -------        ------      -----------        ------        --------       -------
John C. Regan                 2004           220,000        ------        -------          ------        --------        68,638
Chairman, CEO and CFO         2003           220,000        ------        -------          ------        --------        26,895
                              2002           220,000        ------        -------          ------        --------        25,333

(A) Represents actual cash compensation.

(B) Represents the value of insurance premiums with respect to term life insurance paid by us for the benefit of Mr. Regan and includes a $35,000, $8,000 and $7,000 payment in 2004, 2003 and 2002, respectively, for credit enhancement provided by Mr. Regan.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth information with respect to the named executives concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

                                                                                                        Value of
                                                                       Number of                      Unexercised
                                                                      Unexercised                     In-the-Money
                                                                      Options/SARs                    Options/SARs
                                 Options Exercised                    at FY-End(#)                  at FY-End($)(A)
                        ------------------------------------   ---------------------------     --------------------------
                          Shares
                        Acquired on
     Name               Exercise (#)       Value Realized($)   Exercisable   Unexercisable     Exercisable  Unexercisable
     ----               ------------       -----------------   -----------   -------------     -----------  -------------
John C. Regan                0                    0              160,000         -0-             $32,340         -0-

(A) Market value of Common Stock at year-end bid price per share minus the exercise price.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENT

Mr. Regan has an employment agreement, effective March 15, 2000 for a three year term. Upon the expiration of the basic three-year term of the agreement, the agreement is automatically renewed for a one-year period until such time as we elect to renew or terminate Mr. Regan's employment agreement. The agreement provided for a $220,000 annual base salary. The base salary and life and disability insurance benefit shall continue for a three-year period upon our termination of the agreement, the death of Mr. Regan, the disability of Mr. Regan or Mr. Regan's resignation due to a substantial change in ownership of our company or membership of the Board of Directors.

COMPENSATION OF DIRECTORS

Our outside directors receive a $1,500 per meeting fee plus reimbursement for their actual expenses incurred in attending such meetings. In addition, we have established the 1990 Non-Employee Director Stock Option Plan (the "Non-Employee Plan") which provides for the grants of options to non-employee directors to purchase an aggregate of up to 600,000 shares of Common Stock. [What's the vesting schedule?] Under the Non-Employee Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted subject to adjustment as provided in the plan. The options expire ten years from the date of grant. Options granted under the Non-Employee Plan do not qualify as incentive stock options under the Internal Revenue Code.

At the 1991 Annual Meeting, pursuant to the terms of the Non-Employee Plan, Mr. Bendis was granted options to purchase 48,750 shares of Common Stock. During the fiscal year ended January 31, 1994, Mr. Bendis exercised options to purchase 38,500 shares of our Common Stock. At the 1996 Annual Meeting, approval was received to amend the Non-Employee Plan to provide for the award of 10,000 options to purchase our Common Stock upon a Director's re-election to the Board of Directors. [What's the vesting schedule?] Mr. Bendis was granted and vested 10,000 options to purchase our Common Stock upon his re-election as Director in 1996, 1997, 1998, 1999, 2000, 2001, 2002 and 2003.

Mr. Kilpela was awarded 40,000 options to purchase our Common Stock under the Non-Employee Plan upon his election to the Board of Directors at the 1997 Annual Meeting. The exercise price is 100% of the fair value of such shares on the date such options are granted subject to adjustment as provided by the plan. The options vested ratably over four years. All 40,000 of the options granted Mr. Kilpela have vested. Additionally, Mr. Kilpela was granted and vested 10,000 options upon his re-election to the Board of Directors in 1998, 1999, 2000, 2001, 2002 and 2003.

Dr. Berkey was awarded 40,000 options to purchase our Common Stock under the Non-Employee Plan upon his election to the Board of Directors as part of the 1998 Annual Shareholder Meeting. The exercise price is 100% of the fair value of such shares on the date Dr. Berkey was appointed to the Board of Directors. The options vested ratably over four years. All 40,000 of the options awarded to Dr. Berkey have vested. Additionally, Dr. Berkey was granted and vested 10,000 options upon his re-election to the Board of Directors in 1999, 2000, 2001, 2002 and 2003.

Mr. Chiafullo was awarded 40,000 options to purchase our Common Stock under the Non-Employee Plan upon his election to the Board of Directors as part of the 1998 Annual Shareholder Meeting. The exercise price is 100% of the fair value of such shares on the date Mr. Chiafullo is elected to the Board of Directors. The options vested ratably over four years. All 40,000 of the options awarded to Mr. Chiafullo have vested. Additionally, Mr. Chiafullo was granted and vested 10,000 options upon his re-election to the Board of Directors 1999, 2000, 2001, 2002 and 2003.

During the last fiscal year, we granted and immediately vested options covering 10,000 shares of common stock to each of our non-employee directors at an exercise price per share of $0.43 which was the fair market value of such shares at the time the options were granted. The options expire ten years from the date of grant.

Employee directors are not compensated in their role as directors with the exception of grants under the 1990 Employee Director Stock Option Plan (the "Employee Director Plan") pursuant to which options to purchase an aggregate of up to

250,000 shares of Common Stock, subject to adjustment in the event of any change in the Common Stock, may be granted to employee directors. Under the Employee Director Plan, the exercise price of options granted shall be 110% of the fair market value of such shares on the date such options are granted. We did not grant any options under the Employee Director Plan in the fiscal year ended January 31, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Neither of the members of our Compensation Committee has ever been an officer or employee of us. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows our Common Stock beneficially owned as of May 5, 2004 by:

      - each person who is known by us to beneficially own 5% or more of our outstanding common stock;

      -     each of our executive officers named in the Summary Compensation
            Table;

      -     each of our directors; and

      -     all of our officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. The number of shares beneficially owned includes Common Stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after May 5, 2004. Beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the SEC. As of May 5, 2004, there were 10,763,830 shares of Common Stock outstanding. Calculations of percentage of beneficial ownership assume the exercise by only the respective named stockholder of all options and warrants for the purchase of Common Stock held by such stockholder, which are exercisable within 60 days of May 5, 2004. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, PDG Environmental, Inc., Westinghouse Science & Technology Center, 1386 Beulah Road, Building 801, Pittsburgh, Pennsylvania 15235.

                                                                        PERCENTAGE
                                              AMOUNT AND NATURE          OF CLASS
                                                 OF BENEFICIAL          OF COMMON
   NAME OF BENEFICIAL OWNER                   OWNERSHIP OF STOCK       SHARES OWNED
   ------------------------                   ------------------       ------------
John C. Regan (1)(2)(3)                           2,140,680               12.9
Richard A. Bendis (1)(4)                            100,250                  *
Edgar Berkey (1)(7)                                  90,000                  *
James D. Chiafullo (1)(2)(7)                         90,000                  *
Edwin J. Kilpela (1)(5)                             100,000                  *
Andrew Barron Worden (6)                          4,750,000               28.6
All of our directors and officers as a
group including those named above
   (9 persons) (8)                                3,608,870               21.7

*     Indicates less than 1%.

(1)   Director

(2)   Officer

(3) Includes 50,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Director Plan and 110,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan.

(4) Includes 90,250 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Plan and 10,000 shares of Common Stock that may be acquired pursuant to non-qualified stock options.

(5) Includes 100,000 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Plan.

(6) Consists of 1,250,000 shares of Common stock and 3,500,000 shares of Common Stock that may be acquired pursuant to warrants issued as part of private placement of the Company's Common Stock, held by Barron Partners, LP, of which Mr. Worden is the general partner. Mr. Worden disclaims beneficial ownership of shares held by Barron Partners except to the extent of his pecuniary interest in those shares. Barron Partners is located at 730 Fifth Avenue, 9th Floor, New York, NY 10019.

(7) Includes 90,000 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Incentive Stock Option Plan.

(8) Includes 1,130,250 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan, the Employee Director Plan and the Non-Employee Director Plan.

EQUITY COMPENSATION PLAN INFORMATION

The following table is as of the end of the most recent fiscal year (January 31, 2004) and reflects all compensation plans under which equity securities of the Company are authorized for issuance.

                                                  (a)                     (b)                           (c)

                                                                                                Number of Securities
                                         Number of Securities                                    remaining available
                                           to be issued upon        Weighted average          for future issuances under
                                       exercise of outstanding     Exercise price of           equity compensation plans
                                        options, warrants and     Outstanding options,      (excluding securities reflected
        Plan Category                           rights            warrants and rights                 in column (a))
        -------------                           ------            -------------------                 --------------
Equity compensation plans
approved by security holders (1)               3,307,284                  $0.49                             416,466

Equity compensation plans not
approved by security holders (2)                  10,000                  $0.65                                 --
                                               ---------                  -----                             -------

Total                                          3,317,284                  $0.49                             416,466
                                               ---------                  -----                             -------

(1) Includes the Incentive Stock Option Plan, the Stock Option Plan for Non-Employee Directors and the Stock Option Plan for Employee Directors

(2) Includes 10,000 non-qualified stock options issued to Richard Bendis, our director, for consulting performed in 1991. The options are at an exercise price of $0.65 and expire on May 14, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At January 31, 2004, we maintained outstanding personal loans to Mr. Regan in the amount of $95,000. This personal loan is evidenced by a demand note. This loan was made to provide Mr. Regan with funds to satisfy personal obligations. The loan to Mr. Regan was made in a series of installments from April 1990 to August 1990. The amount specified represents the highest outstanding balances of the loans during our fiscal year.

Mr. Chiafullo is a Director of Cohen & Grigsby, P.C. which is our legal counsel. During the year ended January 31, 2004, Cohen & Grigsby billed us $220,000 for legal services.

Other than the transactions disclosed herein, we have not entered into any material transactions with any director, executive officer, beneficial owner of five percent (5%) or more of our Common Stock, or family members of such person, in which the amount involved exceeds $60,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES BILLED TO THE US BY PARENTE RANDOLPH LLC DURING FISCAL YEAR 2004 AND 2003

During the fiscal years ended January 31, 2004 and 2003, Parente Randolph LLC and its predecessor, Stokes & Hinds LLC acted as our independent auditors and aggregate fees billed various audit, audit-related and non-audit services were as follows:

                                        2004               2003
                                        ----               ----
Audit Fees(1)                          $37,000           $38,000
Audit-Related Fees (2)                      --                --
Tax Fees(3)                             18,000            13,500
All Other Fees(4)                           --                --
                                       -------           -------
                                       $55,000           $51,500
                                       =======           =======

------------------------
(1) Audit fees were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q, or services that are normally provided by Parente Randolph LLC in connection with the statutory and regulatory filings or engagements for the fiscal years ended January 31, 2004 and 2003.

(2) Fees paid in connection with audit-related matters

(3) Tax fees include tax return preparation, tax compliance, tax planning and tax advice.

(4) Parente Randolph LLC did not bill us any additional fees that are not disclosed under "Audit Fees," "Audit-Related Fees" or "Tax Fees."

Our Audit Committee pre-approves the provision of all audit and non-audit services (including tax services) by the independent auditors and also approves all audit and non-audit engagement fees and terms with the independent auditors. During fiscal years ended January 31, 2004 and 2003, all of the services related to the audit and other fees described above were pre-approved by our Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

DETERMINATION OF INDEPENDENCE

Our audit committee and the board of directors has determined that the fees received by Parente Randolph LLC for non-audit related professional services are compatible with maintaining Parente Randolph LLC's independence.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) and (2) The consolidated financial statements and consolidated statement schedules of the registrant and its subsidiaries filed with this report are set forth on the index to consolidated financial statements of this report.

(a) (3) Exhibits:

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

14.1    Code of Business Conduct

21.1    List of subsidiaries of the registrant.

23.1    Consent of independent auditors.

24.1    Power of attorney of Richard A. Bendis.

24.2    Power of attorney of Edgar Berkey.

24.3    Power of attorney of James D. Chiafullo.

24.4    Power of attorney of Edwin J. Kilpela.

31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Amended, Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    PDG ENVIRONMENTAL, INC.

                                    /s/ John C. Regan
                                    ---------------------------------------
                                    John C. Regan,
                                    Chairman, Chief Executive Officer and
                                    Chief Financial Officer

Date: May 5 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John C. Regan                                           May 5, 2004
------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer, Financial Officer and Director)

Richard A. Bendis, Director               By /s/ John C. Regan
                                          -------------------------------------
                                          John C. Regan, Attorney-in-Fact
                                          April 26, 2004

Edgar Berkey, Director                    By /s/ John C. Regan
                                          -------------------------------------
                                          John C. Regan, Attorney-in-Fact
                                          April 26, 2004

James D. Chiafullo, Director              By /s/ John C. Regan
                                          -------------------------------------
                                          John C. Regan, Attorney-in-Fact
                                          April 26, 2004

Edwin J. Kilpela, Director                By /s/ John C. Regan
                                          -------------------------------------
                                          John C. Regan, Attorney-in-Fact
                                          April 26, 2004

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