Form 10-Q
period 2004-04-30
PDG ENVIRONMENTAL INC
filed 2004-06-14
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004 OR

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

As of June 9, 2004, there were 10,900,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                       PAGE
PART I. FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements and Notes to Consolidated Financial Statements

         (a) Condensed Consolidated Balance Sheets as of April 30, 2004 (unaudited) and January 31, 2004                 3

         (b) Consolidated Statements of Operations for the Three Months Ended April 30, 2004 and 2003 (unaudited)        4

         (c) Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2004 and 2003 (unaudited)        5

         (e) Notes to Consolidated Financial Statements (unaudited)                                                      6

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                      10

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                 11

    Item 4.  Controls and Procedures                                                                                    11

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                                          13

    Item 2.  Changes in Securities and Purchases of Equity Securities                                                   13

    Item 6.  Exhibits and Reports on Form 8-K                                                                           13

    Signature and Certification                                                                                         15

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                APRIL 30,      JANUARY 31,
                                                                                  2004            2004
                                                                              ------------    ------------
                                                                              (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                               $     14,000    $     49,000
Accounts receivable - net                                                       11,098,000      11,057,000
Costs and estimated earnings in excess of billings on uncompleted contracts      4,022,000       3,327,000
Inventory                                                                          612,000         514,000
Other current assets                                                             1,110,000         250,000
                                                                              ------------    ------------

TOTAL CURRENT ASSETS                                                            16,856,000      15,197,000

PROPERTY, PLANT AND EQUIPMENT                                                    7,785,000       7,806,000
Less: accumulated depreciation                                                  (6,869,000)     (6,882,000)
                                                                              ------------    ------------
                                                                                   916,000         924,000

GOODWILL                                                                         1,035,000         714,000
OTHER ASSETS                                                                       354,000         348,000
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $ 19,161,000    $ 17,183,000
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                              $  4,012,000    $  3,810,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                       1,372,000       1,449,000
Current portion of long-term debt                                                  377,000         401,000
Accrued liabilities                                                              2,039,000       1,328,000
                                                                              ------------    ------------

TOTAL CURRENT LIABILITIES                                                        7,800,000       6,988,000

LONG-TERM DEBT                                                                   5,698,000       5,306,000
                                                                              ------------    ------------

TOTAL LIABILITIES                                                               13,498,000      12,294,000

MINORITY INTEREST                                                                  (22,000)        (20,000)

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                                -          14,000
Common stock                                                                       216,000         189,000
Additional paid-in capital                                                       8,693,000       8,111,000
Deferred compensation                                                               (1,000)         (6,000)
(Deficit) retained earnings                                                     (3,185,000)     (3,361,000)
Less treasury stock                                                                (38,000)        (38,000)
                                                                              ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                                       5,685,000       4,909,000
                                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 19,161,000    $ 17,183,000
                                                                              ============    ============


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS
                                                               ENDED APRIL 30,
                                                        ----------------------------
                                                            2004            2003
                                                        ------------    ------------
CONTRACT REVENUE                                        $ 10,902,000    $  8,366,000
CONTRACT COSTS                                             9,170,000       6,697,000
                                                        ------------    ------------

Gross margin                                               1,732,000       1,669,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES               1,552,000       1,343,000
                                                        ------------    ------------

Income from operations                                       180,000         326,000

OTHER INCOME (EXPENSE):
Interest expense                                             (89,000)        (97,000)
Gain on sale of fixed assets                                 110,000               -
Interest and other income                                      3,000          27,000
                                                        ------------    ------------

                                                              24,000         (70,000)
                                                        ------------    ------------

Income before minority interest and income taxes             204,000         256,000

INCOME TAX PROVISION                                         (17,000)        (30,000)

MINORITY INTEREST                                              2,000           1,000
                                                        ------------    ------------

NET INCOME                                              $    189,000    $    227,000
                                                        ============    ============

PER SHARE OF COMMON STOCK:

BASIC                                                   $       0.02    $       0.02
                                                        ============    ============

DILUTIVE                                                $       0.02    $       0.02
                                                        ============    ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING              10,297,000       9,372,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS OUTSTANDING      1,195,000          35,000
                                                        ------------    ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER SHARE CALCULATION            11,492,000       9,407,000
                                                        ============    ============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE THREE MONTHS
                                                                   ENDED APRIL 30,
                                                             --------------------------
                                                                 2004           2003
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $   189,000    $   227,000
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH:
    Depreciation and amortization                                201,000        238,000
    Gain on sale of fixed assets                                (110,000)             -
    Stock based compensation                                       5,000          5,000
    Minority interest                                             (2,000)        (1,000)
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                          (41,000)      (408,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                  (695,000)       675,000
    Inventory                                                    (68,000)       (33,000)
    Other current assets                                        (145,000)        58,000
    Accounts payable                                             202,000     (1,147,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                   (77,000)       427,000
    Accrued liabilities                                         (206,000)       510,000
                                                             -----------    -----------
                                                              (1,030,000)        82,000
                                                             -----------    -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                (747,000)       551,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                    (99,000)       (40,000)
    Proceeds from sale of fixed assets                           131,000              -
    Acquisition of businesses                                   (130,000)      (133,000)
    (Increase) Decrease in other assets                          (10,000)         8,000
                                                             -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                           (108,000)      (165,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement of common stock              498,000              -
    Proceeds from debt                                           500,000              -
    Exercise of stock options                                     37,000              -
    Redemption of preferred stock                                (13,000)             -
    Principal payments on debt                                  (202,000)      (370,000)
                                                             -----------    -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 820,000       (370,000)
                                                             -----------    -----------

Net Increase (Decrease) in Cash and Short-Term Investments       (35,000)        16,000
Cash and Short-Term Investments, Beginning of Period              49,000         38,000
                                                             -----------    -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD               $    14,000    $    54,000
                                                             ===========    ===========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2004
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. In the quarter ending April 30, 2002, the Corporation formed IAQ Training Institute ("IAQ venture") a 50/50 joint venture to provide training in mold awareness and remediation.

The Condensed Consolidated Financial Statements as of and for the three month periods ended April 30, 2004 and 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission
("SEC"). Accordingly, those condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 2004 dated April 23, 2004. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.

Due to variations in the construction industry, the results of operation for any interim period are not necessarily indicative of the results expected for the full fiscal year.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the three months ended April 30, 2004 due to the existence of unused net operating loss carryforwards. A state income tax provision was made in the current and prior year periods due to income in the current and prior year.

Income taxes paid by the Corporation for the three months ended April 30, 2004 and 2003 totaled approximately $36,000 and $25,000, respectively.

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

In July 2003 Sky Bank approved a permanent $500,000 increase in the Company's line of credit to $5 million and in January 2004 Sky Bank approved a permanent $500,000 increase in the Company's line of credit to $5.5 million,

In April 2004 Sky Bank extended the maturity date on the line of credit until June 6, 2006.

On April 30, 2004, the balance on the line of credit was $5,200,000 with an unused availability of $300,000.

The Corporation paid interest costs totaling approximately $116,000 and $123,000 during the three months ended April 30, 2004 and 2003, respectively.

NOTE 4 - PREFERRED STOCK

In March 2004 in conjunction with the private placement of the Company's common stock, as discussed in Note 7, the remaining 6,000 shares of preferred stock were converted into 24,000 shares Common Stock with the accrued but unpaid dividends paid in cash.

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  FOR THE THREE MONTHS
                                                                     ENDED APRIL 30,
                                                                   2004           2003
                                                                -----------   -----------
NUMERATOR:

Net Income                                                      $   189,000   $   227,000
Preferred stock dividends                                                 -        (1,000)
                                                                -----------   -----------

Numerator for basic earnings per share--income available
    to common stockholders                                          189,000       226,000

Effect of dilutive securities:
    Preferred stock dividends                                             -         1,000
                                                                -----------   -----------

Numerator for diluted earnings per share--income available to
    common stock after assumed conversions                      $   189,000   $   227,000
                                                                ===========   ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                       10,297,000     9,372,000

Effect of dilutive securities:

     Convertible Preferred Stock                                          -        29,000
     Warrants                                                       122,000             -
     Employee Stock Options                                       1,073,000         6,000
                                                                -----------   -----------

                                                                  1,195,000        35,000
                                                                -----------   -----------
Denominator for diluted earnings per share--adjusted
    weighted-average shares and assumed conversions              11,492,000     9,407,000
                                                                ===========   ===========

BASIC EARNINGS PER SHARE                                        $      0.02   $      0.02
                                                                ===========   ===========

DILUTED EARNINGS PER SHARE                                      $      0.02   $      0.02
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

                                                             FOR THE THREE MONTHS
                                                                ENDED APRIL 30,
                                                              2004         2003
                                                           ----------   -----------
Net income, as reported                                    $  189,000   $   227,000
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                                 -       (13,000)
                                                           ----------   -----------

Pro forma net income                                       $  189,000   $   214,000
                                                           ==========   ===========

Earnings per share:

Basic-as reported                                          $     0.02   $      0.02
                                                           ==========   ===========
Basic-pro forma                                            $     0.02   $      0.02
                                                           ==========   ===========
Diluted-as reported                                        $     0.02   $      0.02
                                                           ==========   ===========
Diluted-pro forma                                          $     0.02   $      0.02
                                                           ==========   ===========

No stock options have been issued in the current year.

NOTE 7 - PRIVATE PLACEMENT OF SECURITIES

On March 4, 2004 the Corporation closed on a private placement transaction pursuant to which it sold 1,250,000 shares of Common Stock, (the "Shares"), to Barron Partners, LP (the "Investor") for an aggregate purchase price of $500,000. In addition, the Corporation issued two warrants to the Investor exercisable for shares of its Common Stock (the "Warrants"). The Shares and the Warrants were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. Offset against the proceeds is $2,000 of costs incurred in conjunction with the private placement transaction. The Company expects that this amount will increase in the second quarter as additional costs are processed and the cost of the registration, discussed in the fourth paragraph of this note, is incurred.

The First Warrant provides the Investor the right to purchase up to 1,500,000 shares of the Corporation's Common Stock. The First Warrant has an exercise price of $0.80 per share resulting in proceeds of $1,200,000 to the Company upon its full exercise and expires five years from the date of issuance. The Corporation may require the Investor to exercise the First Warrant in full at any time until December 4, 2005, if the average price of the Corporation's Common Stock exceeds $1.20 for ten consecutive trading days and the Corporation has a Registration Statement effective during the same ten consecutive trading days. The warrant holder may exercise through a cashless net exercise procedure after March 4, 2005 if the shares underlying the warrant are either not subject to an effective registration statement or, if subject to a registration statement, during a suspension of the registration statement.

The Second Warrant provides the Investor the right to purchase up to 2,000,000 shares of the Corporation's Common Stock. The Second Warrant has an exercise price of $1.60 per share resulting in proceeds of $3,200,000 to the Corporation upon its full exercise and expires five years from the date of issuance. The Corporation may require the Investor to exercise the Second Warrant in full at any time until December 4, 2005 if the average price of the Corporation's Common Stock exceeds $2.40 for ten consecutive trading days and the Corporation has a Registration Statement effective during the same ten consecutive trading days. The warrant holder may exercise through a cashless net exercise procedure after March 4, 2005 if the shares underlying the warrant are either not subject to an effective registration statement or, if subject to a registration statement, during a suspension of the registration statement.

In connection with these transactions, the Corporation and the Investor entered into a Registration Rights Agreement. Under this agreement, the Corporation is required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the shares of Common Stock underlying the Warrants. The Company expects that the registration statement will be declared effective by the U.S. Securities and Exchange Commission in June 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2004 AND 2003

During the three months ended April 30, 2004 ("Fiscal 2005"), the Corporation's contract revenues increased to $10.9 million compared to $8.4 million in the three months ended April 30, 2003 ("Fiscal 2004"). The increase was due a significant increase in contract activity at our Los Angeles, Pittsburgh and Ft. Lauderdale offices and in part to increased revenues from mold remediation.

The Corporation's gross margin increased to $1.73 million in the first quarter of fiscal 2005 compared to $1.67 million in the first quarter of fiscal 2004. The increase in gross margin is due to a higher volume of work offset in part by negative contract adjustments of $0.3 million primarily at our New York and Los Angeles offices.

Selling, general and administrative expenses increased to $1.55 million in the current fiscal quarter as compared to $1.34 million in the three months April 30, 2003. This increase was due in part to the addition of the Kleen-All and PT&L operations acquired in the first quarter of the current fiscal quarter and higher insurance costs.

The Corporation reported income from operations of $0.18 million for the three months ended April 30, 2004 compared to income from operations of $0.33 million for the three months ended April 30, 2003 as a direct result of the factors discussed above.

Interest expense decreased to $0.09 million in the current quarter as compared the $0.10 million in the same quarter of a year ago as the effect of decreases in the prime rate of interest to which a majority of the Corporations borrowings are tied, more than offset the increase in borrowings on the line of credit.

The current fiscal period other income included a $0.11 million gain from the sale of fixed assets as the Company sold equipment that was currently not being utilized.

During the quarters ended April 30, 2004 and 2003, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. State income tax provisions of $0.02 million and $0.03 million were made in the current and prior years fiscal quarter, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 2004, the Corporation's cash decreased by $0.03 million to $0.01 million.

The decrease in cash and short-term investments during the first three months of fiscal 2005 is attributable to cash outflows from operations of $0.75 million and cash outflows of $0.11 million associated with investing activities. These cash outflows were partially offset by $0.82 million of cash inflows associated with financing activities.

Cash utilized by operating activities totaled $0.75 million in the three months ended April 30, 2004. Cash outflows included the $0.11 million gain on the sale of fixed assets, a $0.04 million increase in accounts receivable, a $0.7 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.07 million increase in inventories, a $0.15 million increase in other current assets, a $0.08 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts, and a $0.21 million decrease in accrued liabilities related to the timing of payments. These cash outflows were partially offset by cash inflows including $0.19 million of net income in the current fiscal period, a $0.20 million increase in accounts payable and $0.20 million of depreciation and amortization.

Investing activities cash outflows included $0.1 million for the purchase of property, plant and equipment and $0.13 million of payments related to the acquisition of businesses. These cash outflows were partially offset by $0.13 million of proceeds from the sale of fixed assets.

Financing activities cash inflows consisted of $0.5 million from the private placement of the Company's common stock, $0.5 million of proceeds from debt consisting of net borrowings on the line of credit and $0.04 million from the exercise of employee stock options. These cash inflows were partially offset by $0.01 million for the redemption of preferred stock and $0.2 million for the repayment of debt.

At April 30, 2004, the Corporation's backlog totaled $39.3 million ($28.1 million on fixed fee contracts and $11.2 million on time and materials or unit price contracts).

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $56,000 change in borrowing costs based upon the balance outstanding at April 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of April 30, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the first quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II-- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 2. CHANGES IN SECURITIES AND PURCHASES OF EQUITY SECURITIES

On March 4, 2004 the Corporation closed on a private placement transaction pursuant to which it sold 1,250,000 shares of Common Stock, (the "Shares"), to Barron Partners, LP (the "Investor") for an aggregate purchase price of $500,000. In addition, the Corporation issued two warrants to the Investor exercisable for shares of its Common Stock (the "Warrants"). The Shares and the Warrants were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended.

The First Warrant provides the Investor the right to purchase up to 1,500,000 shares of the Corporation's Common Stock. The First Warrant has an exercise price of $0.80 per share resulting in proceeds of $1,200,000 to the Company upon its full exercise and expires five years from the date of issuance. The Corporation may require the Investor to exercise the First Warrant in full at any time until December 4, 2005, if the average price of the Corporation's Common Stock exceeds $1.20 for ten consecutive trading days and the Corporation has a Registration Statement effective during the same ten consecutive trading days. The warrant holder may exercise through a cashless net exercise procedure after March 4, 2005 if the shares underlying the warrant are either not subject to an effective registration statement or, if subject to a registration statement, during a suspension of the registration statement.

The Second Warrant provides the Investor the right to purchase up to 2,000,000 shares of the Corporation's Common Stock. The Second Warrant has an exercise price of $1.60 per share resulting in proceeds of $3,200,000 to the Corporation upon its full exercise and expires five years from the date of issuance. The Corporation may require the Investor to exercise the Second Warrant in full at any time until December 4, 2005 if the average price of the Corporation's Common Stock exceeds $2.40 for ten consecutive trading days and the Corporation has a Registration Statement effective during the same ten consecutive trading days. The warrant holder may exercise through a cashless net exercise procedure after March 4, 2005 if the shares underlying the warrant are either not subject to an effective registration statement or, if subject to a registration statement, during a suspension of the registration statement.

In connection with these transactions, the Corporation and the Investor entered into a Registration Rights Agreement. Under this agreement, the Corporation is required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the shares of Common Stock underlying the Warrants. The Company expects that the registration statement will be declared effective by the U.S. Securities and Exchange Commission in June 2004.

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

(a) Exhibits:

                           EXHIBIT INDEX                     PAGES OF SEQUENTIAL
                    EXHIBIT NO. AND DESCRIPTION              NUMBERING SYSTEM

Exhibit 31 Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended, and Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Amended Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended April 30, 2004 except for the following:

Form 8-K filed March 12, 2004 containing an Item 5 - Other Events to disclose the closing on a private placement transaction with Barron Partners, LP.

Form 8-K filed April 26, 2004 containing an Item 12 - Results of Operation and Financial Condition discussing the Company's earnings for the quarter and year ending January 31, 2004.

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

Date: June 14, 2004