Form 10-Q
period 2004-07-31
PDG ENVIRONMENTAL INC
filed 2004-09-14
CIK 771485

                                                                     (conformed)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004 OR

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

As of September 9, 2004, there were 10,936,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                                        PAGE

    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of July 31, 2004 (unaudited) and
              January 31, 2004                                                                                           3

         (b)  Consolidated Statements of Operations for the Three Months Ended July 31, 2004 and 2003 (unaudited)        4

         (c)  Consolidated Statements of Operations for the Six Months Ended July 31, 2004 and 2003 (unaudited)          5

         (d)  Consolidated Statements of Cash Flows for the Six Months Ended July 31, 2004 and 2003 (unaudited)          6

         (e)  Notes to Consolidated Financial Statements (unaudited)                                                     7


    Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and Results  of
              Operations                                                                                                12

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                14

    Item 4.   Controls and Procedures                                                                                   14

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                                         15

    Item 4.   Submission of Matters to a Vote of Security Holders                                                       15

    Item 6.   Exhibits and Reports on Form 8-K                                                                          16

    Signature and Certification                                                                                         17

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       JULY 31,             JANUARY 31,
                                                                                         2004                   2004
                                                                                     ------------           ------------
                                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and short-term investments                                                      $     32,000           $     49,000
Accounts receivable - net                                                              13,211,000             11,057,000
Costs and estimated earnings in excess of billings on uncompleted contracts             4,731,000              3,327,000
Inventory                                                                                 696,000                514,000
Other current assets                                                                      820,000                250,000
                                                                                     ------------           ------------

TOTAL CURRENT ASSETS                                                                   19,490,000             15,197,000

PROPERTY, PLANT AND EQUIPMENT                                                           8,018,000              7,806,000
Less:  accumulated depreciation                                                        (6,969,000)            (6,882,000)
                                                                                     ------------           ------------
                                                                                        1,049,000                924,000

GOODWILL                                                                                1,235,000                714,000
OTHER ASSETS                                                                              336,000                348,000
                                                                                     ------------           ------------

TOTAL ASSETS                                                                         $ 22,110,000           $ 17,183,000
                                                                                     ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                     $  5,416,000           $  3,810,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                              2,328,000              1,449,000
Current portion of long-term debt                                                         253,000                401,000
Accrued liabilities                                                                     2,237,000              1,328,000
                                                                                     ------------           ------------

TOTAL CURRENT LIABILITIES                                                              10,234,000              6,988,000

LONG-TERM DEBT                                                                          5,863,000              5,306,000
                                                                                     ------------           ------------

TOTAL LIABILITIES                                                                      16,097,000             12,294,000

MINORITY INTEREST                                                                         (21,000)               (20,000)

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                                      --                 14,000
Common stock                                                                              220,000                189,000
Additional paid-in capital                                                              8,742,000              8,111,000
Deferred compensation                                                                          --                 (6,000)
(Deficit) retained earnings                                                            (2,890,000)            (3,361,000)
Less treasury stock                                                                       (38,000)               (38,000)
                                                                                     ------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                                              6,034,000              4,909,000
                                                                                     ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 22,110,000           $ 17,183,000
                                                                                     ============           ============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                       FOR THE THREE MONTHS
                                                                           ENDED JULY 31,
                                                               -----------------------------------
                                                                   2004                    2003
                                                               ------------           ------------
CONTRACT REVENUE                                               $ 15,208,000           $  9,473,000
CONTRACT COSTS                                                   13,258,000              7,827,000
                                                               ------------           ------------

Gross margin                                                      1,950,000              1,646,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      1,554,000              1,401,000
                                                               ------------           ------------

Income from operations                                              396,000                245,000

OTHER INCOME (EXPENSE):
Interest expense                                                    (93,000)               (90,000)
Interest and other income                                             3,000                  8,000
                                                               ------------           ------------

                                                                    (90,000)               (82,000)
                                                               ------------           ------------

Income before minority interest and income taxes                    306,000                163,000

INCOME TAX PROVISION                                                (25,000)               (18,000)

MINORITY INTEREST                                                    14,000                  1,000
                                                               ------------           ------------


NET INCOME                                                     $    295,000           $    146,000
                                                               ============           ============

PER SHARE OF COMMON STOCK:

BASIC                                                          $       0.03           $       0.02
                                                               ============           ============

DILUTIVE                                                       $       0.02           $       0.02
                                                               ============           ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                     10,886,000              9,372,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                       1,390,000                124,000
                                                               ------------           ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                12,276,000              9,496,000
                                                               ============           ============


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                       FOR THE SIX MONTHS
                                                                          ENDED JULY 31,
                                                               -----------------------------------
                                                                    2004                  2003
                                                               ------------           ------------
CONTRACT REVENUE                                               $ 26,110,000           $ 17,838,000
CONTRACT COSTS                                                   22,428,000             14,524,000
                                                               ------------           ------------

Gross margin                                                      3,682,000              3,314,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      3,106,000              2,743,000
                                                               ------------           ------------

Income from operations                                              576,000                571,000

OTHER INCOME (EXPENSE):
Interest expense                                                   (182,000)              (187,000)
Gain on sale of fixed assets                                        110,000                     --
Interest and other income                                             6,000                 35,000
                                                               ------------           ------------

                                                                    (66,000)              (152,000)
                                                               ------------           ------------

Income before minority interest and income taxes                    510,000                419,000

INCOME TAX PROVISION                                                (42,000)               (48,000)

MINORITY INTEREST                                                    16,000                  2,000
                                                               ------------           ------------


NET INCOME                                                     $    484,000           $    373,000
                                                               ============           ============

PER SHARE OF COMMON STOCK:

BASIC                                                          $       0.05           $       0.04
                                                               ============           ============

DILUTIVE                                                       $       0.04           $       0.04
                                                               ============           ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                     10,595,000              9,372,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                       1,287,000                 87,000
                                                               ------------           ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                11,882,000              9,459,000
                                                               ============           ============


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE SIX MONTHS
                                                                              ENDED JULY 31,
                                                                    ---------------------------------
                                                                        2004                  2003
                                                                    -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   484,000           $   373,000
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH:
    Depreciation and amortization                                       341,000               466,000
    Gain on sale of fixed assets                                       (110,000)                   --
    Stock based compensation                                              6,000                10,000
    Minority interest                                                   (16,000)               (2,000)
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                              (2,154,000)             (735,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                       (1,404,000)              (17,000)
    Inventory                                                          (152,000)             (103,000)
    Other current assets                                               (147,000)              (45,000)
    Accounts payable                                                  1,606,000              (651,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                          879,000               277,000
    Accrued liabilities                                                  84,000               623,000
                                                                    -----------           -----------
                                                                     (1,288,000)             (651,000)
                                                                    -----------           -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       (583,000)              196,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                          (331,000)             (168,000)
    Proceeds from sale of fixed assets                                  131,000                    --
    Other venturee's capitalization of joint venture                     15,000                    --
    Acquisition of businesses                                          (140,000)             (196,000)
    (Increase) Decrease in other assets                                 (23,000)                1,000
                                                                    -----------           -----------
NET CASH USED BY INVESTING ACTIVITIES                                  (348,000)             (363,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement of common stock                     473,000                    --
    Proceeds from debt                                                  750,000               400,000
    Exercise of stock options                                           115,000                    --
    Redemption of preferred stock                                       (13,000)                   --
    Principal payments on debt                                         (411,000)             (220,000)
                                                                    -----------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               914,000               180,000
                                                                    -----------           -----------

Net Increase (Decrease) in Cash and Short-Term Investments              (17,000)               13,000
Cash and Short-Term Investments, Beginning of Period                     49,000                38,000
                                                                    -----------           -----------

CASH AND SHORT-TERM INVESTMENTS, END OF PERIOD                      $    32,000           $    51,000
                                                                    ===========           ===========


See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JULY 31, 2004
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. In the quarter ending April 30, 2002, the Corporation formed IAQ Training Institute ("IAQ venture") a 50/50 joint venture to provide training in mold awareness and remediation.

The condensed consolidated financial statements as of and for the three month and six month periods ended July 31, 2004 and 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 2004 dated April 23, 2004 and the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2004 dated June 14, 2004. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.

Due to variations in the construction industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the six months ended July 31, 2004 due to the existence of unused net operating loss carryforwards. A state income tax provision was made in the current and prior year periods due to income in the current and prior year.

Income taxes paid by the Corporation for the six months ended July 31, 2004 and 2003 totaled approximately $37,000 and $25,000, respectively.

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

In July 2003 Sky Bank approved a permanent $500,000 increase in the Company's line of credit to $5 million and in January 2004 Sky Bank approved a permanent $500,000 increase in the Company's line of credit to $5.5 million and in July 2004 Sky Bank approved a permanent $1,000,000 increase in the Company's line of credit to $6.5 million

In April 2004 Sky Bank extended the maturity date on the line of credit until June 6, 2006.

On July 31, 2004, the balance on the line of credit was $5,450,000 with an unused availability of $1,050,000.

The Corporation paid interest costs totaling approximately $221,000 and $203,000 during the six months ended July 31, 2004 and 2003, respectively.

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

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                            FOR THE THREE MONTHS
                                                                                ENDED JULY 31,
                                                                       --------------------------------
                                                                           2004                 2003
                                                                       -----------          -----------
NUMERATOR:

Net Income                                                             $   295,000          $   146,000
Preferred stock dividends                                                       --                   --
                                                                       -----------          -----------

Numerator for basic earnings per share--income available
      to common stockholders                                               295,000              146,000

Effect of dilutive securities:
      Preferred stock dividends                                                 --                   --
                                                                       -----------          -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                           $   295,000          $   146,000
                                                                       ===========          ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                              10,886,000            9,372,000

Effect of dilutive securities:

     Convertible Preferred Stock                                                --               29,000
     Warrants                                                              234,000                   --
     Employee Stock Options                                              1,156,000               95,000
                                                                       -----------          -----------

                                                                         1,390,000              124,000
                                                                       -----------          -----------
  Denominator for diluted earnings per share--adjusted
        weighted-average shares and assumed conversions                 12,276,000            9,496,000
                                                                       ===========          ===========

   BASIC EARNINGS PER SHARE                                            $      0.03          $      0.02
                                                                       ===========          ===========
   DILUTED EARNINGS PER SHARE                                          $      0.02          $      0.02
                                                                       ===========          ===========

At July 31, 2004 and 2003; 60,000 and 1,910,000 options, and 2,000,000 and
250,000 warrants, respectively, were
not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.

                                                                             FOR THE SIX MONTHS
                                                                                ENDED JULY 31,
                                                                       --------------------------------
                                                                           2004                 2003
                                                                       -----------          -----------
NUMERATOR:

Net Income                                                             $   484,000          $   373,000
Preferred stock dividends                                                       --               (1,000)
                                                                       -----------          -----------

Numerator for basic earnings per share--income available
      to common stockholders                                               484,000              372,000

Effect of dilutive securities:
      Preferred stock dividends                                                 --                1,000
                                                                       -----------          -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                           $   484,000          $   373,000
                                                                       ===========          ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                              10,595,000            9,372,000

Effect of dilutive securities:

     Convertible Preferred Stock                                                --               29,000
     Warrants                                                              180,000                   --
     Employee Stock Options                                              1,107,000               58,000
                                                                       -----------          -----------

                                                                         1,287,000               87,000
                                                                       -----------          -----------
  Denominator for diluted earnings per share--adjusted
        weighted-average shares and assumed conversions                 11,882,000            9,459,000
                                                                       ===========          ===========

BASIC EARNINGS PER SHARE                                               $      0.05          $      0.04
                                                                       ===========          ===========
DILUTED EARNINGS PER SHARE                                             $      0.04          $      0.04
                                                                       ===========          ===========

At July 31, 2004 and 2003; 60,000 and 1,914,000 options, and 2,000,000 and
250,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.

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

                                                                      FOR THE THREE MONTHS
                                                                         ENDED JULY 31,
                                                                  ----------------------------
                                                                     2004               2003
                                                                  ---------          ---------
Net income, as reported                                           $ 295,000          $ 146,000
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                                 (32,000)           (13,000)
                                                                  ---------          ---------

Pro forma net income                                              $ 263,000          $ 133,000
                                                                  =========          =========

Earnings per share:

Basic-as reported                                                 $    0.03          $    0.02
                                                                  =========          =========
Basic-pro forma                                                   $    0.02          $    0.01
                                                                  =========          =========
Diluted-as reported                                               $    0.02          $    0.02
                                                                  =========          =========
Diluted-pro forma                                                 $    0.02          $    0.01
                                                                  =========          =========



                                                                      FOR THE SIX MONTHS
                                                                         ENDED JULY 31,
                                                                  ----------------------------
                                                                     2004               2003
                                                                  ---------          ---------
Net income, as reported                                           $ 484,000          $ 373,000
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                                 (32,000)           (27,000)
                                                                  ---------          ---------

Pro forma net income                                              $ 452,000          $ 346,000
                                                                  =========          =========

Earnings per share:

Basic-as reported                                                 $    0.05          $    0.04
                                                                  =========          =========
Basic-pro forma                                                   $    0.04          $    0.04
                                                                  =========          =========
Diluted-as reported                                               $    0.04          $    0.04
                                                                  =========          =========
Diluted-pro forma                                                 $    0.04          $    0.04
                                                                  =========          =========

During fiscal year 2005, 40,000 stock options were issued to the non-employee directors of the Company.

NOTE 7 - PRIVATE PLACEMENT OF SECURITIES

On March 4, 2004 the Corporation closed on a private placement transaction pursuant to which it sold 1,250,000 shares of Common Stock, (the "Shares"), to Barron Partners, LP (the "Investor") for an aggregate purchase price of $500,000. In addition, the Corporation issued two warrants to the Investor exercisable for shares of its Common Stock (the "Warrants"). The Shares and the Warrants were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. Offset against the proceeds is $27,000 of costs incurred in conjunction with the private placement transaction, primarily related to the cost of the registration of the common stock and common stock underlying the warrants, as discussed in the fourth paragraph of this note.

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

In connection with these transactions, the Corporation and the Investor entered into a Registration Rights Agreement. Under this agreement, the Corporation is required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the shares of Common Stock underlying the Warrants. The Company's registration statement was declared effective by the U.S. Securities and Exchange Commission on June 30, 2004.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2004 AND 2003

During the three months ended July 31, 2004 ("Fiscal 2005"), the Corporation's contract revenues increased to $15.2 million compared to $9.5 million in the three months ended July 31, 2003 ("Fiscal 2004"). The increase was due a significant increase in contract activity at our Los Angeles, Pittsburgh and Ft. Lauderdale offices and in part to increased revenues from mold remediation.

The Corporation's gross margin increased to $1.95 million in the second quarter of fiscal 2005 compared to $1.65 million in the second quarter of fiscal 2004. The increase in gross margin is due to a higher volume of work offset in part by negative contract adjustments of $0.4 million, primarily at our New York, Pittsburgh and Seattle offices.

Selling, general and administrative expenses increased to $1.55 million in the current fiscal quarter as compared to $1.4 million in the three months July 31, 2003. This increase was due in part to the significantly higher level of operating activity, the addition of the Kleen-All and PT&L operations acquired in the first quarter of the current fiscal year and higher insurance costs.

The Corporation reported income from operations of $0.40 million for the three months ended July 31, 2004 compared to income from operations of $0.24 million for the three months ended July 31, 2003 as a direct result of the factors discussed above.

Interest expense remained constant at $0.09 million in the current quarter as compared to the same quarter of a year ago as the effect of increases in the prime rate of interest to which a majority of the Corporations borrowings are tied offset the decrease in borrowings throughout the quarter on the line of credit.

During the quarters ended July 31, 2004 and 2003, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. State income tax provisions of $0.03 million and $0.02 million were made in the current and prior years fiscal quarter, respectively.

SIX MONTHS ENDED JULY 31, 2004 AND 2003

During the six months ended July 31, 2004, the Corporation's contract revenues increased to $26.1 million compared to $17.8 million in the six months ended July 31, 2003. The increase was due a significant increase in contract activity at our Los Angeles, Pittsburgh and Ft. Lauderdale offices and in part to increased revenues from mold remediation.

The Corporation's gross margin increased to $3.68 million in the half of fiscal 2005 compared to $3.31 million in the first half of fiscal 2004. The increase in gross margin is due to a higher volume of work offset in part by negative contract adjustments of $0.7 million primarily at our New York, Pittsburgh and Los Angeles offices.

Selling, general and administrative expenses increased to $3.11 million in the current six-month period as compared to $2.74 million in the six months ended July 31, 2003. This increase was due in part to the significantly higher level of operating activity, the addition of the Kleen-All and PT&L operations acquired in the first quarter of the current fiscal year and higher insurance costs.

The Corporation reported income from operations of $0.58 million for the six months ended July 31, 2004 compared to income from operations of $0.57 million for the six months ended July 31, 2003 as a direct result of the factors discussed above.

Interest expense remained constant at $0.18 million in the current six-month period as compared to the same six-month period of a year ago as the effect of increases in the prime rate of interest to which a majority of the Corporations borrowings are tied offset the decrease in borrowings throughout the period on the line of credit.

The current fiscal period other income included a $0.11 million gain from the sale of fixed assets as the Company sold equipment that was currently not being utilized.

During the six-months ended July 31, 2004 and 2003, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. State income tax provisions of $0.04 million and $0.05 million were made in the current and prior year fiscal periods, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 31, 2004, the Corporation's cash decreased by $0.02 million to $0.03 million.

The decrease in cash and short-term investments during the first six months of fiscal 2005 is attributable to cash outflows from operations of $0.58 million and cash outflows of $0.35 million associated with investing activities. These cash outflows were partially offset by $0.91 million of cash inflows associated with financing activities.

Cash utilized by operating activities totaled $0.58 million in the six months ended July 31, 2004. Cash outflows included the $0.11 million gain on the sale of fixed assets, a $2.15 million increase in accounts receivable caused by the significant increase in billings in the second quarter, a $1.4 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.15 million increase in inventories and a $0.15 million increase in other current assets. These cash outflows were partially offset by cash inflows including $0.48 million of net income in the current fiscal period, a $1.6 million increase in accounts payable, a $0.88 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.08 million increase in accrued liabilities related to the timing of payments and $0.34 million of depreciation and amortization.

Investing activities cash outflows included $0.33 million for the purchase of property, plant and equipment and $0.14 million of payments related to the acquisition of businesses. These cash outflows were partially offset by $0.13 million of proceeds from the sale of fixed assets and the $0.02 million of capital contributions from the other venturee in the IAQ joint venture.

Financing activities cash inflows consisted of $0.47 million from the private placement of the Company's common stock (which was net of $0.03 million of costs associated with registering the Company's common stock related to the private placement, $0.75 million of proceeds from debt consisting of net borrowings on the line of credit and $0.12 million from the exercise of employee stock options. These cash inflows were partially offset by $0.41 million for the repayment of debt.

At July 31, 2004, the Corporation's backlog totaled $35.8 million ($21.3 million on fixed fee contracts and $14.5 million on time and materials or unit price contracts).

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $57,000 change in borrowing costs based upon the balance outstanding at July 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of July 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the second quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II-- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Registrant is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 13, 2004, the Annual Meeting of the Stockholders of PDG Environmental, Inc was held in Pittsburgh. PA.

At the meeting all of the management's nominees were elected directors of the Corporation with the following votes:


John C. Regan                 Votes For        9,222,787               Votes Against           87,369
Richard A. Bendis             Votes For        9,210,687               Votes Against           99,469
Edgar Berkey                  Votes For        9,222,787               Votes Against           87,369
James D. Chiafullo            Votes For        9,210,787               Votes Against           99,369
Edwin J. Kilpela              Votes For        9,210,787               Votes Against           99,369

Parente Randolph, LLC was ratified as the Corporation's auditors as follows:

Votes For                             9,284,198
Votes Against                            22,433
Abstained                                 3,525

Reauthorization of the PDG Environmental, Inc. Incentive Stock Option was as follows:

Votes For                             3,457,552
Votes Against                           219,284
Abstained                                21,799
Not Voted                             5,525,553

Reauthorization of the PDG Environmental, Inc. 1990 Stock Option Plan for Non-Employee Directors was as follows:

Votes For                             3,435,364
Votes Against                           241,041
Abstained                                22,230
Not Voted                             5,525,553

Reauthorization of the PDG Environmental, Inc. 1990 Stock Option Plan for Employee Directors was as follows:

Votes For                             3,432,125
Votes Against                           242,835
Abstained                                23,675
Not Voted                             5,525,553

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

                            EXHIBIT INDEX                    PAGES OF SEQUENTIAL
                      EXHIBIT NO. AND DESCRIPTION              NUMBERING SYSTEM


Exhibit 31 Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended, and Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Amended Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended July 31, 2004 except for the following:

Form 8-K filed June 14, 2004 containing an Item 12 - Results of Operation and Financial Condition discussing the Company's earnings for the quarter ending April 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PDG ENVIRONMENTAL, INC.




                                        By /s/John C. Regan
                                           -------------------------------------
                                        John C. Regan
                                        Chairman, Chief Executive Officer and
                                        Chief Financial Officer

Date: September 14, 2004