Form 10-Q
period 2004-10-31
PDG ENVIRONMENTAL INC
filed 2004-12-15
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004 OR

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

As of December 7, 2004, there were 10,996,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                         PAGE
PART I. FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements and Notes to Consolidated Financial Statements

         (a) Condensed Consolidated Balance Sheets as of October 31, 2004
             (unaudited) and January 31, 2004                                                              3

         (b) Consolidated Statements of Operations for the Three Months Ended October 31, 2004
             and 2003 (unaudited)                                                                          4

         (c) Consolidated Statements of Operations for the Nine Months Ended October 31, 2004
             and 2003 (unaudited)                                                                          5

         (d) Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2004
             and 2003 (unaudited)                                                                          6

         (e) Notes to Consolidated Financial Statements (unaudited)                                        7

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of

             Operations                                                                                   12

    Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    15

    Item 4. Controls and Procedures                                                                       15

PART II. OTHER INFORMATION

    Item 1. Legal Proceedings                                                                             17

    Item 6. Exhibits and Reports on Form 8-K                                                              17

    Signature and Certification                                                                           18

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      OCTOBER 31,         JANUARY 31,
                                                                                         2004                2004
                                                                                         ----                ----
                                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and Cash equivalents                                                          $        24,000       $      36,000
Accounts receivable - net                                                               17,601,000          11,050,000
Costs and estimated earnings in excess of billings on uncompleted contracts              5,418,000           3,327,000
Inventory                                                                                  766,000             512,000
Other current assets                                                                       505,000             247,000
                                                                                   ---------------       -------------

TOTAL CURRENT ASSETS                                                                    24,314,000          15,172,000

PROPERTY, PLANT AND EQUIPMENT                                                            8,425,000           7,804,000
Less: accumulated depreciation                                                          (7,094,000)         (6,881,000)
                                                                                   ---------------       -------------
                                                                                         1,331,000             923,000

GOODWILL                                                                                 1,273,000             714,000
OTHER ASSETS                                                                               296,000             345,000
                                                                                   ---------------       -------------

TOTAL ASSETS                                                                       $    27,214,000       $  17,154,000
                                                                                   ===============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                   $     6,656,000       $   3,760,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                               3,654,000           1,449,000
Current portion of long-term debt                                                          246,000             401,000
Accrued liabilities                                                                      3,173,000           1,309,000
                                                                                   ---------------       -------------

TOTAL CURRENT LIABILITIES                                                               13,729,000           6,919,000

LONG-TERM DEBT                                                                           6,439,000           5,306,000
                                                                                   ----------------      -------------

TOTAL LIABILITIES                                                                       20,168,000          12,225,000

LOSSES IN EQUITY INVESTMENT                                                                 29,000              20,000

STOCKHOLDERS' EQUITY
Cumulative convertible 2% preferred stock                                                        -              14,000
Common stock                                                                               220,000             189,000
Additional paid-in capital                                                               8,719,000           8,111,000
Deferred compensation                                                                            -              (6,000)
(Deficit) retained earnings                                                             (1,884,000)         (3,361,000)
Less treasury stock                                                                        (38,000)            (38,000)
                                                                                   ---------------       -------------

TOTAL STOCKHOLDERS' EQUITY                                                               7,017,000           4,909,000
                                                                                   ---------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    27,214,000       $  17,154,000
                                                                                   ===============       =============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                                           FOR THE THREE MONTHS
                                                                                             ENDED OCTOBER 31,
                                                                                    -----------------------------------
                                                                                         2004                 2003
                                                                                         ----                 ----
CONTRACT REVENUE                                                                    $  18,903,000         $   9,332,000
CONTRACT COSTS                                                                         16,024,000             7,592,000
                                                                                    -------------         -------------

Gross margin                                                                            2,879,000             1,740,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            1,676,000             1,533,000
                                                                                    -------------         -------------

Income from operations                                                                  1,203,000               207,000

OTHER INCOME (EXPENSE):
Interest expense                                                                         (104,000)              (84,000)
Equity in losses of equity investment                                                      (8,000)              (11,000)
Interest and other income                                                                   3,000                 8,000
                                                                                    -------------         -------------

                                                                                         (109,000)              (87,000)
                                                                                    -------------         -------------

Income before income taxes                                                              1,094,000               120,000

INCOME TAX PROVISION                                                                      (88,000)              (14,000)
                                                                                    -------------         -------------

NET INCOME                                                                          $   1,006,000         $     106,000
                                                                                    =============         =============

PER SHARE OF COMMON STOCK:

BASIC                                                                               $        0.09         $        0.01
                                                                                    =============         =============

DILUTIVE                                                                            $        0.09         $        0.01
                                                                                    =============         =============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                                           10,936,000             9,372,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                                               834,000               255,000
                                                                                    -------------         -------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                                      11,770,000             9,627,000
                                                                                    =============         =============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                                                            FOR THE NINE MONTHS
                                                                                             ENDED OCTOBER 31,
                                                                                    -----------------------------------
                                                                                         2004                 2003
                                                                                         ----                 ----
CONTRACT REVENUE                                                                    $  44,874,000         $  26,973,000
CONTRACT COSTS                                                                         38,371,000            22,008,000
                                                                                    -------------         -------------

Gross margin                                                                            6,503,000             4,965,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            4,692,000             4,183,000
                                                                                    -------------         -------------

Income from operations                                                                  1,811,000               782,000

OTHER INCOME (EXPENSE):

Interest expense                                                                         (286,000)             (271,000)
Gain on sale of fixed assets                                                              110,000                     -
Equity in losses of equity investment                                                     (24,000)              (13,000)
Interest and other income                                                                   9,000                43,000
                                                                                    -------------         -------------

                                                                                         (191,000)             (241,000)
                                                                                    -------------         -------------

Income before income taxes                                                              1,620,000               541,000

INCOME TAX PROVISION                                                                     (130,000)              (62,000)
                                                                                    -------------         -------------

NET INCOME                                                                          $   1,490,000         $     479,000
                                                                                    =============         =============

PER SHARE OF COMMON STOCK:

BASIC                                                                               $        0.14         $        0.05
                                                                                    =============         =============

DILUTIVE                                                                            $        0.13         $        0.05
                                                                                    =============         =============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                                           10,710,000             9,372,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS

OUTSTANDING                                                                             1,123,000               114,000
                                                                                    -------------         -------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                                      11,833,000             9,486,000
                                                                                    =============         =============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                           FOR THE NINE MONTHS
                                                                                             ENDED OCTOBER 31,
                                                                                      ---------------------------------
                                                                                          2004                2003
                                                                                          ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $  1,490,000       $      479,000
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH:
    Depreciation and amortization                                                          507,000              667,000
    Provision for allowance for doubtful accounts                                          150,000                    -
    Gain on sale of fixed assets                                                          (110,000)                   -
    Stock based compensation                                                                 6,000               15,000
    Equity in losses of equity investment                                                   24,000               13,000
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                                 (6,701,000)              29,000
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                          (2,091,000)             (98,000)
    Inventory                                                                             (224,000)             (58,000)
    Other current assets                                                                  (150,000)              84,000
    Accounts payable                                                                     2,896,000             (547,000)
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                           2,205,000              157,000
    Accrued liabilities                                                                  1,366,000             (273,000)
                                                                                      ------------       --------------
                                                                                        (2,699,000)            (706,000)
                                                                                      ------------       --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                          (632,000)             468,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                             (740,000)            (291,000)
    Proceeds from sale of fixed assets                                                     131,000                    -
    Additional investment in joint venture                                                 (15,000)                   -
    Acquisition of businesses                                                             (190,000)            (234,000)
    Other assets                                                                           (26,000)              (6,000)
                                                                                      ------------       --------------
NET CASH USED BY INVESTING ACTIVITIES                                                     (840,000)            (531,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement of common stock                                        448,000                    -
    Proceeds from debt                                                                   1,400,000              400,000
    Proceeds from exercise of stock options                                                117,000                    -
    Redemption of preferred stock                                                         (13,000)                    -
    Principal payments on debt                                                            (492,000)            (327,000)
                                                                                      ------------       --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                1,460,000               73,000
                                                                                      ------------       --------------

Change in Cash and Cash Equivalents                                                        (12,000)              10,000
Cash and Cash Equivalents, Beginning of Period                                              36,000                9,000
                                                                                      ------------       --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $     24,000       $       19,000
                                                                                      ============       ==============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2004
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation") and its wholly-owned subsidiaries. In the quarter ending April 30, 2002, the Corporation formed IAQ Training Institute ("IAQ venture") a 50/50 joint venture to provide training in mold awareness and remediation. The IAQ venture is accounted for by the equity method of accounting whereby the Corporation records its proportionate shares of the IAQ venture's income or loss as a component of Other Income/(Expense).

The condensed consolidated financial statements as of and for the three and nine month periods ended October 31, 2004 and 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended January 31, 2004. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.

Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - FEDERAL INCOME TAXES

No federal income tax has been provided for the nine months ended October 31, 2004 due to the existence of unused net operating loss carryforwards. A state income tax provision was made in the current and prior year periods due to income in the current and prior year.

Income taxes paid by the Corporation for the nine months ended October 31, 2004 and 2003 totaled approximately $52,000 and $27,000, respectively.

NOTE 3 - TERM DEBT

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

In October 2004 Sky Bank approved a temporary $1,000,000 increase in the Company's line of credit to $7.5 million until June 30, 2005. The increase in the line of credit was required to fund the increase in revenues generated by the hurricane recovery work beginning in the third quarter of fiscal 2005.

On October 31, 2004, the balance on the line of credit was $6,100,000 with an unused availability of $1,400,000.

The Corporation paid interest costs totaling approximately $306,000 and $277,000 during the nine months ended October 31, 2004 and 2003, respectively.

NOTE 4 - PREFERRED STOCK

In March 2004 in conjunction with the private placement of the Company's common stock, as discussed in Note 7, the remaining 6,000 shares of preferred stock were converted into 24,000 shares Common Stock with the accrued but unpaid dividends paid in cash.

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                           FOR THE THREE MONTHS
                                                                                             ENDED OCTOBER 31,
                                                                                       2004                    2003
                                                                                       ----                    ----
NUMERATOR:

Net Income                                                                         $   1,006,000           $     106,000
Preferred stock dividends                                                                      -                       -
                                                                                   -------------           -------------

Numerator for basic earnings per share--income available
      to common stockholders                                                           1,006,000                 106,000

Effect of dilutive securities:
      Preferred stock dividends                                                                -                       -
                                                                                   -------------           -------------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                                       $   1,006,000           $     106,000
                                                                                   =============           =============

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                                            10,936,000               9,372,000

Effect of dilutive securities:

     Convertible Preferred Stock                                                               -                  29,000
     Warrants                                                                                  -                       -
     Employee Stock Options                                                              834,000                 226,000
                                                                                   -------------           -------------

                                                                                         834,000                 255,000
                                                                                   -------------           -------------
  Denominator for diluted earnings per share--adjusted
        weighted-average shares and assumed conversions                               11,770,000               9,627,000
                                                                                   =============           =============

BASIC EARNINGS PER SHARE                                                           $        0.09           $        0.01
                                                                                   =============           =============
DILUTED EARNINGS PER SHARE                                                         $        0.09           $        0.01
                                                                                   =============           =============

At October 31, 2004 and 2003; 415,000 and 1,159,000 options, and 3,500,000 and
250,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.

                                                                                            FOR THE NINE MONTHS
                                                                                             ENDED OCTOBER 31,
                                                                                       2004                     2003
                                                                                       ----                     ----
NUMERATOR:

Net Income                                                                         $   1,490,000           $     479,000
Preferred stock dividends                                                                      -                  (1,000)
                                                                                   -------------           -------------

Numerator for basic earnings per share--income available
      to common stockholders                                                           1,490,000                 478,000

Effect of dilutive securities:
      Preferred stock dividends                                                                -                   1,000
                                                                                   -------------           -------------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                                       $   1,490,000           $     479,000
                                                                                   =============           =============

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                                            10,710,000               9,372,000

Effect of dilutive securities:

     Convertible Preferred Stock                                                               -                  29,000
     Warrants                                                                             94,000                       -
     Employee Stock Options                                                            1,029,000                  85,000
                                                                                   -------------           -------------

                                                                                       1,123,000                 114,000
                                                                                   -------------           -------------
  Denominator for diluted earnings per share--adjusted
        weighted-average shares and assumed conversions                               11,833,000               9,486,000
                                                                                   =============           =============

BASIC EARNINGS PER SHARE                                                           $        0.14           $        0.05
                                                                                   =============           =============
DILUTED EARNINGS PER SHARE                                                         $        0.13           $        0.05
                                                                                   =============           =============

At October 31, 2004 and 2003; 210,000 and 1,910,000 options, and 2,000,000 and
250,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.

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

                                                                    FOR THE THREE MONTHS
                                                                      ENDED OCTOBER 31,
                                                                    2004             2003
                                                                    ----             ----
Net income, as reported                                        $   1,006,000    $     106,000
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                                  (32,000)         (13,000)
                                                               -------------    -------------

Pro forma net income                                           $     974,000    $      93,000
                                                               =============    =============

Earnings per share:

Basic-as reported                                              $        0.09    $        0.01
                                                               =============    =============
Basic-pro forma                                                $        0.09    $        0.01
                                                               =============    =============
Diluted-as reported                                            $        0.09    $        0.01
                                                               =============    =============
Diluted-pro forma                                              $        0.08    $        0.01
                                                               =============    =============

                                                                     FOR THE NINE MONTHS
                                                                      ENDED OCTOBER 31,
                                                                  2004                 2003
                                                                  ----                 ----
Net income, as reported                                    $        1,490,000   $          479,000
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects                                                   (32,000)             (41,000)
                                                           ------------------   ------------------

Pro forma net income                                       $        1,458,000   $          438,000
                                                           ==================   ==================

Earnings per share:

Basic-as reported                                          $             0.14   $             0.05
                                                           ==================   ==================
Basic-pro forma                                            $             0.14   $             0.05
                                                           ==================   ==================
Diluted-as reported                                        $             0.13   $             0.05
                                                           ==================   ==================
Diluted-pro forma                                          $             0.12   $             0.05
                                                           ==================   ==================

During fiscal year 2005, 40,000 stock options were issued to the non-employee directors of the Company.

NOTE 7 - PRIVATE PLACEMENT OF SECURITIES

On March 4, 2004 the Corporation closed on a private placement transaction pursuant to which it sold 1,250,000 shares of Common Stock, (the "Shares"), to Barron Partners, LP (the "Investor") for an aggregate purchase price of $500,000. In addition, the Corporation issued two warrants to the Investor exercisable for shares of its Common Stock (the "Warrants"). The Shares and the Warrants were issued in a private placement transaction pursuant to Section 4(2) and Regulation D under the Securities Act of 1933, as amended. Offset against the proceeds is $52,000 of costs incurred in conjunction with the private placement transaction, primarily related to the cost of the registration of the common stock and common stock underlying the warrants, as discussed in the fourth paragraph of this note.

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

In connection with these transactions, the Corporation and the Investor entered into a Registration Rights Agreement. Under this agreement, the Corporation was required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the shares of Common Stock underlying the Warrants. The Company's registration statement was declared effective by the U.S. Securities and Exchange Commission on June 30, 2004.

The Corporation utilized the proceeds from the sale of its Common Stock for general business purposes and to partially fund its acquisition strategy.

NOTE 8 - GOODWILL

At October 31, 2004 and January 31, 2004, the Corporation's goodwill was $1,273,000 and $714,000, respectively. The increase in goodwill during the current fiscal year was primarily attributable to a contingent earnout obligation related to an acquisition completed in fiscal 2002.

SFAS No. 142 "Goodwill and Other Intangible Assets" prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. The Corporation has elected to perform its annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the third quarter. Although no indicators of impairment have been identified during fiscal 2005, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Corporation is party to litigation matters and claims that are in the ordinary course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Corporation's consolidated financial statements.

In June 2001, the Corporation acquired the net assets of Tri-State Restorations, Inc. The terms of the acquisition provide for an "Earnout Payment" payable in cash based upon a calculation of net profits earned through May 2005. As of October 31, 2004, $623,000 had been earned and accrued, of which $50,000 had been paid under the agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The previous discussion and other sections of this Form 10-Q contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially from those stated herein. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict. The Corporation undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in other reports or documents filed by the Corporation from time to time with the Securities and Exchange Commission.

OVERVIEW

The Corporation operates in a complex environment due to the nature of our customers and our projects. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Depending on the contract, this poses challenges to the Corporation's executive management team in overseeing contract performance and in evaluating the timing of the recognition of revenues and project costs, both initially and when there is a change in project status. Thus, the Corporation's executive management team spends considerable time in evaluating and structuring key contracts, in monitoring project performance, and in assessing the financial impact of many of our contracts. Due to the complexity in the revenue recognition for the Corporation's projects, executive financial management is particularly attentive to developments in individual contracts that may affect the timing and measurement of contract costs and related revenues.

The Corporation continues to manage its projects to minimize risk and the financial impact upon the Corporation. More information on risks and the Corporation's efforts to manage risks is available in Item 1 under the caption "Risk Factors" in the Corporation's Annual Report on Form 10-K for the year ended January 31, 2004, as amended, and supplemented elsewhere in this report.

The Corporation provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, demolition and related services throughout the United States. During the past fiscal year, the Corporation derived the majority of its revenues from the abatement of asbestos but have broadened its offering of services to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.

CRITICAL ACCOUNTING POLICIES

In general, there have been no significant changes in the Corporation's critical accounting policies since January 31, 2004. For a detailed discussion of these policies, please see Item 7 of the Corporation's Annual Report on Form 10-K for the year ended January 31, 2004.

FORWARD LOOKING STATEMENTS

The statements contained in this Management's Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation's or Corporation management's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation's current expectations and beliefs concerning future developments and their potential effects on the Corporation. There can be no assurance that future developments affecting the

Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation 's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation's performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation's customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading "Risk Factors" in the Corporation's Annual Report on Form 10-K for the year ended January 31, 2004 filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2004 AND 2003

During the three months ended October 31, 2004 ("Fiscal 2005"), the Corporation's contract revenues increased by 103% to $18.9 million compared to $9.3 million in the three months ended October 31, 2003 ("Fiscal 2004"). The increase was due a significant increase in contract activity at our Pittsburgh, Tampa and Ft. Lauderdale offices and in part due to the demand for services as a result of the four hurricanes which hit the southeastern United States in August and September of 2004.

The Corporation's gross margin increased to $2.88 million in the third quarter of fiscal 2005 compared to $1.74 million in the third quarter of fiscal 2004. The increase in gross margin is due to a higher volume of work offset in part by negative contract adjustments of $0.6 million, due to cost overruns and unexpected conditions, primarily at our New York, Pittsburgh and Seattle offices.

Selling, general and administrative expenses increased to $1.68 million in the current fiscal quarter as compared to $1.53 million in the three months October 31, 2003. This increase was due in part to the significantly higher level of operating activity and the addition of the Kleen-All and PT&L operations acquired in the first quarter of the current fiscal year.

The Corporation reported income from operations of $1.2 million for the three months ended October 31, 2004 compared to income from operations of $0.21 million for the three months ended October 31, 2003 as a direct result of the factors discussed above.

Interest expense increased to $0.10 million in the current quarter as compared to $0.08 million in the same quarter of a year ago as a result of an increase in the prime rate of interest, to which a majority of the Corporations borrowings are tied, and increase in borrowings throughout the quarter on the line of credit to finance the significantly higher level of operations.

During the quarters ended October 31, 2004 and 2003, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. State income tax provisions of $0.09 million and $0.01 million were made in the current and prior years fiscal quarter, respectively.

NINE MONTHS ENDED OCTOBER 31, 2004 AND 2003

During the nine months ended October 31, 2004, the Corporation's contract revenues increased by 66% to $44.9 million compared to $27.0 million in the nine months ended October 31, 2003. The increase was due a significant increase in contract activity at our Los Angeles, Pittsburgh, Tampa and Ft. Lauderdale offices and in part to increased revenues from mold remediation. The increase at the Tampa and Ft. Lauderdale offices and in part at the Pittsburgh office was partially due to the tremendous demand for services as a result of the four hurricanes which hit the southeastern United States in August and September of 2004.

The Corporation's gross margin increased to $6.5 million in the first nine months of fiscal 2005 compared to $5.0 million in the first nine months of fiscal 2004. The increase in gross margin is due to a higher volume of work offset in part by negative contract adjustments of $1.1 million, due to cost overruns and unexpected conditions, primarily at our New York, Pittsburgh, Seattle and Los Angeles offices.

Selling, general and administrative expenses increased to $4.69 million in the current nine-month period as compared to $4.18 million in the nine months ended October 31, 2003. This increase was due in part to the significantly higher level of operating activity and the addition of the Kleen-All and PT&L operations acquired in the first quarter of the current fiscal year.

The Corporation reported income from operations of $1.8 million for the nine months ended October 31, 2004 compared to income from operations of $0.78 million for the nine months ended October 31, 2003 as a direct result of the factors discussed above.

Interest expense increased to $0.29 million in the nine-month period as compared to $0.27 million in the same nine-month period of a year ago due to an increase in the prime rate of interest, to which a majority of the Corporations borrowings are tied, and increased borrowings throughout the current nine-month period on the line of credit to finance the significantly higher level of operations.

The current fiscal period other income included a $0.11 million gain from the sale of fixed assets as the Company sold equipment that was currently not being utilized.

During the nine-months ended October 31, 2004 and 2003, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes. State income tax provisions of $0.13 million and $0.06 million were made in the current and prior year fiscal periods, respectively.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 2004, the Corporation's cash decreased by $0.01 million to $0.02 million.

The decrease in cash and short-term investments during the first nine months of fiscal 2005 is attributable to cash outflows from operations of $0.63 million and cash outflows of $0.84 million associated with investing activities. These cash outflows were partially offset by $1.46 million of cash inflows associated with financing activities.

Cash utilized by operating activities totaled $0.63 million in the nine months ended October 31, 2004. Cash outflows included the $0.11 million gain on the sale of fixed assets, a $6.7 million increase in accounts receivable caused by the significant increase in billings in the second and third quarters, a $2.1 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.22 million increase in inventories and a $0.15 million increase in other current assets. These cash outflows were partially offset by cash inflows including $1.49 million of net income in the current fiscal period, a $2.9 million increase in accounts payable, a $2.2 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $1.4 million increase in accrued liabilities related to the timing of payments and $0.51 million of depreciation and amortization.

Investing activities cash outflows included $0.74 million for the purchase of property, plant and equipment, a $0.02 million additional investment in the IAQ venture and $0.19 million of payments related to the acquisition of businesses. These cash outflows were partially offset by $0.13 million of proceeds from the sale of fixed assets.

Financing activities cash inflows consisted of $0.45 million from the private placement of the Company's common stock (which was net of $0.05 million of costs associated with registering the Company's common stock related to the private placement), $1.4 million of proceeds from debt consisting of net borrowings on the line of credit and $0.12 million from the exercise of employee stock options. These cash inflows were partially offset by $0.49 million for the repayment of debt.

At October 31, 2004, the Corporation's backlog totaled $36.6 million ($18.9 million on fixed fee contracts and $17.7 million on time and materials or unit price contracts).

During the nine months ended October 31, 2003, the Corporation's cash increased by $0.01 million to $0.02 million.

The increase in cash and short-term investments during the first nine months of fiscal 2004 is attributable to cash inflows from operations of $0.47 million and $0.07 million of cash inflows associated with finance activities. These cash inflows were partially offset by cash outflows of $0.53 million associated with investing activities.

Cash provided by operating activities totaled $0.47 million in the nine months ended October 31, 2003. Cash inflows including $0.48 million of net income in the prior nine-month period, a $0.03 million decrease in accounts receivables, a $0.16 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.08 million decrease in other assets and $0.67 million of depreciation and amortization. These cash inflows were partially offset by cash outflows including a $0.1 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.06 million increase in inventories, a $0.55 million decrease in accounts payable and a $0.27 million decrease in accrued liabilities related to the timing of payments.

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

The Corporation believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of earnout obligations, the settlement of commitments and contingencies (as fully described in Note 16 to the Corporation's consolidated financial statements.) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside the Corporation's control. Additionally, while the Corporation currently has significant, uncommitted bonding facilities, primarily to support various commercial provisions in the Corporation's contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the Corporation's available capacity under the revolving credit facilities. There can be no assurance that such facilities will be available at reasonable terms to service the Corporation's ordinary course obligations.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $64,000 change in borrowing costs based upon the balance outstanding at October 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of October 31, 2004 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the third quarter of fiscal 2005 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

(a) Exhibits:

                            EXHIBIT INDEX                 PAGES OF SEQUENTIAL
                     EXHIBIT NO. AND DESCRIPTION           NUMBERING SYSTEM

Exhibit 31 Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended, and Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32 Certification Pursuant To 18 U.S.C. Section 1350, As Amended Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The registrant did not file any current reports on Form 8-K during the three months ended October 31, 2004 except for the following:

Form 8-K filed September 13, 2004 containing an Item 12 - Results of Operation and Financial Condition discussing the Company's earnings for the quarter ending July 31, 2004.

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

Date: December 14, 2004