Form 10-K
period 2005-01-31
PDG ENVIRONMENTAL INC
filed 2005-05-02
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

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

                          COMMON STOCK, $0.02 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $14,541,253 as of April 22, 2005, computed on the basis of the average of the bid and asked prices on such date.

As of April 22, 2005 there were 13,020,830 shares of the registrant's Common Stock outstanding.

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

PDG Environmental, Inc., the registrant, ("we" or the "Company") are a holding company which, through our wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. We were incorporated in Delaware on February 9, 1987.

We have three operating subsidiaries; Project Development Group, Inc, which is incorporated in Pennsylvania; PDG, Inc., which is incorporated in Pennsylvania and Enviro-Tech Abatement Services Co. which is incorporated in North Carolina.

In the first quarter of fiscal 2003, we formed IAQ Training Institute ("IAQTI"), a 50/50 joint venture, to provide training in mold awareness and remediation to workers in the indoor air quality and microbial remediation industry.

DESCRIPTION OF THE BUSINESS

Historically, we have derived the majority of our revenues from the abatement of asbestos. In recent years, we have broadened our offering of services to include a number of complementary services which utilize our existing infrastructure and personnel. The following is a discussion of each of the major services we provide.

ASBESTOS ABATEMENT

The asbestos abatement industry developed due to increased public awareness in the early 1970's of the health risks associated with asbestos, which was extensively used in building construction.

Asbestos, which is a fibrous mineral found in rock formations throughout the world, was used extensively in a wide variety of construction-related products as a fire retardant and insulating material in residential, commercial and industrial properties. During the period from approximately 1910 to 1973, asbestos was commonly used as a construction material in structural steel fireproofing, as thermal insulation on pipes and mechanical equipment and as an acoustical insulation material. Asbestos was also used as a component in a variety of building materials (such as plaster, drywall, mortar and building block) and in caulking, tile adhesives, paint, roofing felts, floor tile and other surfacing materials. Most structures built before 1973 contain asbestos containing materials ("ACM") in some form and surveys conducted by the U.S. federal government have estimated that 31,000 schools and 733,000 public and commercial buildings contain friable ACM. In addition, many more industrial facilities are known to contain other forms of asbestos.

In the early 1970's, it became publicly recognized that inhalation or ingestion of asbestos fibers was a direct cause of certain diseases, including asbestosis (a debilitating pulmonary disease), lung cancer, mesothelioma (a cancer of the abdominal and lung lining) and other diseases. Friable ACM were designated as a potential health hazard because these materials can produce microscopic fibers and become airborne when disturbed.

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

We have experience in all types of asbestos abatement including removal and disposal, enclosure and encapsulation. Asbestos abatement projects have been performed in commercial buildings, government and institutional buildings, schools, hospitals and industrial facilities for both the public and private sector. Asbestos abatement work is completed in accordance with EPA, Occupational Safety and Health Administration ("OSHA"), state and local regulations governing asbestos abatement operations, disposal and air monitoring requirements.

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

INDOOR AIR QUALITY / MICROBIAL REMEDIATION

Health professionals have been aware of the adverse health effects of exposure to mold for decades, but the issue has gained increased public awareness in recent years. Studies indicate that 50% of all homes contain mold and that the increase in asthma cases over the past 20 years can be linked to mold exposure.

We provide mold remediation services in both commercial and residential structures. Such services include decontamination, application of biocides and sealant, removal of building systems (drywall, carpet, etc.), and disposal of building furnishings. We have experience in remediation, detailing methods and performing microbial (mold, fungus, etc.) abatement in commercial, residential, educational, medical and industrial facilities.

EMERGENCY RESPONSE/LOSS MITIGATION/RECONSTRUCTION

The emergency response/restoration industry responds to natural and man-made disasters including fires, floods, hurricanes, tornadoes, and sudden water intrusions among events. Services provided include emergency response, loss mitigation, structural drying, restoration and reconstruction for both buildings and infrastructure. We have experience and have provided services in all areas of the emergency response/restoration industry.

DEMOLITION

Similar to the insulation industry, the demolition industry has a wide range of applications and services. We have currently limited our services to the performance of selective interior and structural demolition. Our experience includes interior and structural demolition in occupied buildings at times utilizing specially equipped air filtration devices to minimize airborne dust emissions in occupied areas.

This work has been a natural progression from asbestos abatement work, which often requires significant interior demolition to access asbestos material for removal.

MOLD REMEDIATION TRAINING

In the first quarter of fiscal 2003, we formed IAQ Training Institute ("IAQ Venture"), a 50/50 joint venture, to provide training in mold awareness and remediation. IAQ Venture is one of five companies nationwide that has been endorsed by the American

Indoor Air Quality Association that provides this training. Course offerings include a Certified Mold Remediator ("CMR") certificate program and worker training for mold remediaton.

OPERATIONS

Our operating subsidiaries provide services on a project contract basis. Individual projects are competitively bid, although most contracts with private owners are ultimately negotiated. The majority of contracts undertaken are on a fixed price basis. The length of the contracts is typically less than one year; however, larger projects may require two or more years to complete.

Larger and longer-term contracts are billed on a progress basis (usually monthly) in accordance with the terms of the contract. Smaller and shorter duration contracts are billed upon completion. Larger and longer-term contracts, which are billed on progress basis, may contain a provision for retainage whereby a portion of each billing (10% in many cases) is held by the client until the completion of the contract or until certain contractually defined milestones are met.

We monitor contracts by assigning responsibility for each contract to a project manager who coordinates the project until its completion. The contracted work is performed by an appropriately licensed labor force in accordance with regulatory requirements, contract specifications and our written operating procedures which describes worker safety and protection procedures, air monitoring protocols and abatement methods.

Our operations are nationwide. The majority of our national marketing efforts are performed by members of senior management located in the headquarters facility in Pittsburgh, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in Paramus, New Jersey (serving the New York City metropolitan area); Hazleton and Export, Pennsylvania; Fort Lauderdale and Tampa, Florida; Houston, Texas; Los Angeles, California, Phoenix, Arizona; Portland, Oregon; Seattle, Washington and Rock Hill, South Carolina. Since our subsidiaries are able to perform work throughout the year, the business is not considered seasonal in nature. However, our revenue is affected by the timing and performance of large contracts.

BUSINESS STRATEGY

We intend to acquire restoration/mold remediation companies that service metropolitan population centers or regions with high population densities. We primarily evaluate restoration/ mold remediation companies located in markets that we currently service for asbestos abatement but in certain circumstances we may consider an opportunistic acquisition in markets that we do not currently service. Acquisitions in markets that are currently serviced would be integrated into the existing operations, which we believe will allow us to achieve greater economies of scale. We believe that we would be able to derive operational efficiencies from such acquisitions due to the presence of our existing management structure, employee base and customer contacts.

SUPPLIERS AND CUSTOMERS

We purchase the equipment and supplies used in our business from a number of suppliers. Two of these suppliers accounted for 52% and 16%, respectively, of our purchases in fiscal 2005. The items are purchased from the vendor's available stock and are not covered by a formalized agreement.

In fiscal 2005, we estimate that approximately 64% of our operating subsidiaries' revenues were derived from private sector clients, 22% from government contracts and 14% from public institutions. Due to the nature of our business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For fiscal years 2005, 2004 and 2003 no one customer accounted for more than 10% of our consolidated revenues for that year.

LICENSES

We are licensed and/or certified in all jurisdictions where required in order to conduct our operations. In addition, certain management and staff members are licensed and/or certified by various governmental agencies and professional organizations.

INSURANCE AND BONDS

We maintain liability insurance for claims arising from our business. The policy insures against both property damage and bodily injury arising from the contracting activities of our operating subsidiaries. Higher policy limits are available for individual projects. Obtaining adequate insurance is a problem faced by us and the environmental industry as a whole due to the limited number of insurers and the increasing cost of coverage. To the best of our knowledge, we currently have insurance sufficient to satisfy regulatory and customer requirements.

We also provide worker's compensation insurance, at statutory limits, which covers all of our employees of our operating subsidiaries. We believe that we are fully covered by workers' compensation insurance with respect to any claims that may be made by current and former employees relating to any of our operations. The amount of workers' compensation insurance maintained varies from state to state in which our business operates, but is generally greater than the maximum recovery limits established by law and is not subject to any aggregate policy limits.

In line with industry practice, we are often required to provide payment and performance bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we may not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety's sole discretion. The recent difficult insurance market combined with large losses experienced by sureties in the aftermath of Enron and other financial scandals, as well as a result of the September 11, 2001 terrorist attacks have made bond markets, in general, unpredictable and chaotic. Bonds may be more difficult to obtain in the future or they may only be available at significant additional cost.

COMPETITIVE CONDITIONS

The environmental and specialty contractor industries are highly competitive and fragmented and include both small firms and large diversified firms, which have the financial, technical and marketing capabilities to compete on a national level. The industries are not dominated by any one firm. We principally compete on the basis of competitive pricing, a reputation for quality and safety, and the ability to obtain the appropriate level of insurance and bonding.

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

BACKLOG

We had a backlog of orders totaling approximately $38.8 million and $36.5 million at January 31, 2005 and 2004, respectively. The backlog at January 31, 2005 consisted of $25.7 million of uncompleted work on fixed fee contracts and an estimated $13.1 million of work to be completed on time and materials or unit price contracts. The backlog at January 31, 2004 consisted of $24.9 million of uncompleted work on fixed fee contracts and an estimated $11.6 million of work to be completed on time and materials or unit price contracts. From time to time we enter into fixed-price subcontracts, which tends to reduce our risk on fixed-price contracts.

The backlog represents the portion of contracts, which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. We are currently working on nearly all of the contracts in our January 31, 2005 backlog and anticipate that approximately 76.5% of this backlog will be completed and realized as revenue by January 31, 2006 in accordance with the terms of the applicable contracts between us and the owners of these properties. The remaining 23.5% are expected to be completed and realized as revenue subsequent to January 31, 2006. Approximately 76% of the backlog existing at January 31, 2004 was completed and recognized as revenue by January 31, 2005 with 21% expected to be completed and realized as revenue during the year ending January 31, 2006 and 3% thereafter.

EMPLOYEES

As of January 31, 2005, we employed approximately 110 employees consisting of senior management and support staff employees among our headquarters in Pittsburgh and branch offices located in Paramus, NJ; Hazleton, PA; Export, PA; Fort Lauderdale, FL; Tampa, FL; Los Angeles, CA; Houston, TX; Phoenix, AZ; Portland, OR; Seattle, WA and Rock Hill, SC. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. We also employ laborers for field operations based upon specific projects; therefore, the precise number varies based upon the projects in progress. Approximately 400-500 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force.

A portion of the field laborers who provide services to us are represented by a number of different unions. In many cases, we are a member of a multi-employer plan. Management considers its employee labor relations to be good.

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

                                  RISK FACTORS

In addition to the other information included in this Annual Report on Form 10-K, any of the following risks could materially adversely affect our business, operating results and financial condition:

THE TIMING OF CASH FLOW IS DIFFICULT TO PREDICT, AND ANY SIGNIFICANT DELAY IN THE CONTRACT CYCLE COULD MATERIALLY IMPAIR OUR CASH FLOW.

The timing of our cash receipts from accounts receivable is unpredictable. In many cases we are a subcontractor to the general contractor on the project and, therefore, we often must collect outstanding accounts receivable from the general contractor, which, in turn, must collect from the customer. As a result, we are dependent upon the timing and success of the general contractor in collecting accounts receivable as well as the credit worthiness of the general contractor and the customer. Additionally, many of our contracts provide for retention of a portion of our billings until the project has been accepted by the owner. As our activities are usually early in the contract cycle, if we are acting as a subcontractor, the retainage (typically 5% to 10% of the contract value) may be held until the project is complete. This time frame may be many months after our completion of our portion of the contract. This delay further subjects us to the credit risk associated with the general contractor and the owner of the project. We can and often do avail ourselves of lien rights and other security common to the construction industry to offset the aforementioned credit risk. Unexpected delays in receiving amounts due from customers can put a strain on our cash availability and cause us to delay payments to vendors and subcontractors. Additionally, even if we have successfully completed our work on a project and there are no disputes regarding our performance of such work, any disputes between the general contractor and the owner regarding other aspects of the completed projects by entities other than us could result in further delays, or could prevent, payment for our work.

WE ARE DEPENDENT UPON OUR LINE OF CREDIT TO FINANCE OPERATIONS, AND THE FAILURE TO MAINTAIN THE LINE OF CREDIT WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

We currently have an $8.0 million line of credit from our financial institution Sky Bank. We rely significantly upon our line of credit in order to operate our business. To secure the line of credit, Mr. Regan, our Chief Executive Officer, has provided a limited personal guarantee to the bank. The line of credit and term loan is secured by a "blanket" security interest in the assets of the Company and a mortgage on the real estate owned by the Company. The first $1.5 million of this line of credit expires on June 30, 2005 with the remaining $6.5 million expiring on June 6, 2006. We expect that we will be able to maintain our existing line of credit (or to obtain replacement or additional financing) when it expires on June 6, 2006 or becomes fully utilized. However, there can be no assurance that such additional financing will be obtainable on favorable terms, if at all. In addition, Mr. Regan is under no obligation to provide personal guarantees for additional financing in the future. An inability to maintain an adequate line of credit could result in limitations on our ability to bid for new or renew existing contracts, which could have a material adverse effect on our financial condition and results of operations.

IF WE WERE UNABLE TO MAINTAIN ADEQUATE INSURANCE AND SUFFICIENT BONDING CAPACITY, OUR OPERATIONS WOULD BE SIGNIFICANTLY IMPAIRED.

We maintain an insurance and bonding program consistent with our operational needs; however, there have been events in the national economy, which have adversely affected the major insurance and surety companies. This has resulted in a tightening of the insurance and bonding markets, which has resulted in the costs increasing and the availability of certain types of insurance and surety capacity either decreasing or becoming non-existent. We do not know whether our current insurance and bonding programs will be sufficient to satisfy our needs in the future. To secure the surety bonds, Mr. Regan, our Chief Executive Officer, has provided a limited personal guarantee to our surety. Mr. Regan is under no obligation to provide such guarantee in the future. If such programs are insufficient or if Mr. Regan elects not to provide such guarantee in the future, we may be unable to secure and perform contracts, which would substantially impair our ability to operate our business.

Additionally, we may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits. Such claims could also make it more difficult for us to obtain adequate insurance coverage in the future at a reasonable cost. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

WE DEPEND UPON A FEW KEY EMPLOYEES AND THE LOSS OF THESE EMPLOYEES WOULD SEVERELY IMPACT US.

Our success is dependent upon the efforts of our senior management and staff. None of our executives are legally bound to remain employed for any specific term except for our Chief Executive Officer, John Regan, who has a three-year employment agreement. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is competition for qualified personnel and in some markets there is a shortage of qualified personnel in the businesses in which we operate. If we are unable to attract or retain one or more of our key employees, the development and growth of our business could be adversely affected.

A SIGNIFICANT NUMBER OF OUR CONTRACTS ARE AWARDED VIA COMPETITIVE BID AND ARE PRICED AS FIXED FEES, AND A FAILURE TO ACCURATELY ESTIMATE THE COST OF SUCH WORK COULD RESULT IN SIGNIFICANT FINANCIAL LOSSES.

A significant amount of our business is performed on a contract basis as a result of competitive bidding and is priced at fixed fees. We must estimate the costs involved with the applicable job prior to submitting a bid and, therefore, if awarded the job bear the risk if actual costs exceed the estimated costs. Failure to make accurate estimates could result in losses being incurred by thereby reducing or eliminating profit and us for a specific quarter or fiscal year.

THE ENVIRONMENTAL REMEDIATION BUSINESS IS SUBJECT TO SIGNIFICANT GOVERNMENT REGULATIONS, AND THE FAILURE TO COMPLY WITH ANY SUCH REGULATIONS COULD RESULT IN FINES OR INJUNCTIONS, WHICH COULD MATERIALLY IMPAIR OR EVEN PREVENT THE OPERATION OF OUR BUSINESS.

The environmental remediation business is subject to substantial regulations promulgated by governmental agencies, including the Environmental Protection Agency, various state agencies and county and local authorities acting in conjunction with such federal and state entities. These federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Our businesses often involve working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of U.S. federal, state or local laws and regulations and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits, for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or materials.

The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We cannot predict what future changes in laws and regulations may be or that these changes in the laws and regulations will not cause us to incur significant costs or adopt more costly methods of operation.

The microbial remediation portion of our business currently is largely unregulated. As this business grows it is likely that government regulation will increase. We cannot predict how the regulations may evolve or whether they may require increased capital and/or operating expenditures to comply with the new regulations.

THE RECEIPT OF CONTRACT AWARDS IS UNPREDICTABLE, AND THE FAILURE TO ADJUST OUR OVERHEAD STRUCTURE TO MEET AN UNEXPECTED DECLINE IN REVENUE COULD SIGNIFICANTLY IMPACT OUR NET INCOME.

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

OUR CREDIT FACILITY CONTAINS RESTRICTIVE COVENANTS THAT LIMIT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY AND OUR ABILITY TO PAY DIVIDENDS.

Our credit facility contains restrictive covenants that limit our ability to incur debt, require us to maintain financial ratios, such as a debt service coverage ratio and leverage ratio and restrict our ability to pay dividends. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions and we may be unable to comply with these covenants in the future. A breach of any of these covenants could result in a default under this credit facility. If we default, our lender will no longer be obligated to extend revolving loans to us and could declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lender could proceed against the collateral granted to it to secure the indebtedness. The result of these actions would have a significantly negative impact on our results of operations and financial condition

These restrictions may also adversely affect our ability to conduct and expand our operations. Adequate funds may not be available when needed or may not be available on favorable terms. Even if adequate funds are available, our credit facility may restrict our ability to raise additional funds. If we are unable to raise capital, our finances and operations may be adversely affected.

THE BUSINESSES IN WHICH THE COMPANY OPERATES ARE VERY COMPETITIVE.

The environmental and specialty contracting industries are very competitive. Some of our competitors have greater financial resources than we have. As a result, these competitors may have an advantage in responding more rapidly or effectively to changes in the industry or technologies. Moreover, competitors who have substantially greater resources may be better able to withstand the unexpected declines in revenue or losses.

OUR OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER, CAUSING OUR STOCK PRICE TO FLUCTUATE.

Our operating results have in the past been subject to quarter-to-quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our services is driven by many factors, including national and regional economic trends, changes in governmental regulation and our success in being awarded contracts, among other items. These fluctuations in customer demand for our services can create corresponding fluctuations in period-to-period revenues, and we therefore cannot assure you that our results in one period are necessarily indicative of our revenues in any future period. In addition, the number and timing of large individual contracts are difficult to predict, and large individual contracts have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant contracts in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly.

IF OUR ACCOUNTING CONTROLS AND PROCEDURES ARE CIRCUMVENTED OR OTHERWISE FAIL TO ACHIEVE THEIR INTENDED PURPOSES, OUR BUSINESS COULD BE SERIOUSLY HARMED.

Although we evaluate our disclosure controls and procedures as of the end of each fiscal quarter, and are in the process of reviewing and establishing internal control over financial reporting in order to comply with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002, we may not be able to prevent all instances of accounting errors or fraud in the future. Controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, company resources and the nature of our business operations. These control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. The Company's business could be seriously harmed by any material failure of these control systems.

VOTING CONTROL IS HELD BY OUR DIRECTORS, OFFICERS AND A SIGNIFICANT SHAREHOLDER, WHOSE INTEREST MAY CONFLICT WITH OURS.

Currently our directors and officers as a group beneficially own approximately 26% of our voting securities. Accordingly, acting together, they may be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

In addition, Barron Partners beneficially owns approximately 20% of our voting securities. Accordingly, they may be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. From time to time, Barron Partners may have interests that differ from those of our other stockholders.

THERE MAY BE LIMITED LIQUIDITY IN OUR COMMON STOCK AND ITS PRICE MAY BE SUBJECT TO FLUCTUATION.

Our common stock is currently traded on the OTC Bulletin Board and there is only a limited market for our common stock. We cannot provide any assurances that we will be able to have our common stock listed on an exchange or quoted on Nasdaq or that we will continue to be quoted on the OTC Bulletin Board. If there is no market for trading our common stock, our stockholders will have substantial difficulty in trading in it and the market price of our common stock will be materially and adversely affected.

SEC RULES CONCERNING SALES OF LOW-PRICED SECURITIES MAY HINDER RE-SALES OF OUR COMMON STOCK.

Because our common stock has a market price that is less than five dollars per share and our common stock is not listed on an exchange or quoted on Nasdaq and is traded on the OTC Bulletin Board, brokers and dealers who handle trades in our common stock are subject to certain SEC rules when effecting trades in our common stock. Additionally, the compensation that the brokerage firm and the salesperson handling a trade receive and legal remedies available to the buyer are also subject to SEC rules. These requirements may hinder re-sales of our common stock and may adversely affect the market price of its common stock.

OUR STRATEGY WILL INCLUDE MAKING ADDITIONAL ACQUISITIONS THAT MAY PRESENT RISKS TO THE BUSINESS.

Making additional strategic acquisitions is part of our strategy. Our ability to make acquisitions will depend upon identifying attractive acquisition candidates and, if necessary, obtaining financing on satisfactory terms. Acquisitions may pose certain risks to us. These risks include the following:

      -     we may be entering markets in which we have limited experience;

      - the acquisitions may be potential distractions to us and may divert resources and managerial time;

      - it may be difficult or costly to integrate an acquired business' financial, computer, payroll and other systems into our own;

      - we may have difficulty implementing additional controls and information systems appropriate for a growing company;

      - some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow;

      - we may have unanticipated liabilities or contingencies from an acquired business;

      - we may have reduced earnings due to amortization expenses, goodwill impairment charges, increased interest costs and costs related to the acquisition and its integration;

      - we may finance future acquisitions by issuing common stock for some or all of the purchase price which could dilute the ownership interests of the stockholders;

      - acquired companies will have to become, within one year of their acquisition, compliant with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002;

      - we may be unable to retain management and other key personnel of an acquired company; and

      - we may impair relationships with an acquired company's employees, suppliers or customers by changing management.

If we are unsuccessful in meeting the challenges arising out of our acquisitions, our business, financial condition and future results could be materially harmed. Additionally, to the extent that the value of the assets acquired in any prior or future acquisitions, including goodwill or intangible assets with indefinite lives, becomes impaired, we would be required to incur impairment charges that would affect earnings. Such impairment charges could reduce our earnings and have a material adverse effect on the market value of the Company's common stock.

WE ARE REQUIRED TO KEEP EFFECTIVE A SHELF REGISTRATION STATEMENT FOR CERTAIN SELLING SHAREHOLDERS AND IF WE ARE UNABLE TO DO SO FOR THE REQUIRED PROCEDURE WE MAY BE CHARGED SUBSTANTIAL LIQUIDATED DAMAGES.

On March 4, 2004 we completed a private placement transaction pursuant to which we sold 1,250,000 shares of our Common Stock (the "Shares") to Barron Partners, LP (the "Investor") for an aggregate purchase price of $500,000. In addition, we issued two warrants (the "Warrants") to the Investor exercisable for shares of our Common Stock (the "Warrant Shares"). In connection with these transactions, we entered into a Registration Rights Agreement with the Investor. Under this agreement, we were required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the Warrant Shares. The U.S. Securities and Exchange Commission declared our registration statement effective on June 30, 2004. We are required to keep the registration statement effective until the earlier of two years from the Closing Date and such time as the remaining Shares and Warrant Shares may be sold under Rule 144 in any three-month period, subject to permitted Black-Out Periods (as defined in the Registration Rights Agreement). In the event that the registration statement is not effective for any period exceeding a permitted Black-Out Period , then we will be obligated to pay the Investor liquidated damages equal to 18% of the Investor's purchase price per annum.

ITEM 2. PROPERTIES

As of January 31, 2005, we lease certain office space for our executive offices in Pittsburgh totaling 3,334 square feet. In addition, a combination of warehouse and office space is leased in Los Angeles (6,500 square feet), Hazleton (1,800 square feet), Fort Lauderdale (6,000 square feet), Tampa (5,400 square feet), Rock Hill (15,000 square feet), Houston (3,800 square feet), Phoenix (3,125 square feet), Portland (6,000 square feet), Seattle (2,150 square feet), and Paramus (5,391 square feet).

We also own a 15,000 square foot office/warehouse situated on approximately six
(6) acres in Export, Pennsylvania, which is subject to a mortgage of $325,000 at January 31, 2005.

ITEM 3. LEGAL PROCEEDINGS

We are subject to dispute and litigation in the ordinary course of business. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, based upon information available at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Board of Directors on April 4, 2005 unanimously approved the following actions subject to shareholder approval at the Company's Annual Meeting:

      -     Increase our authorized common shares from 30,000,000 to 60,000,000

      - Increase the number of common shares that may be granted relative to the Incentive Stock Option Plan from 3,300,000 to 4,000,000

      - Increase the number of common shares that may be granted relative to the Employee-Director Stock Option Plan from 250,000 to 500,000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

                           MARKET PRICE RANGE
                    FISCAL 2004          FISCAL 2005
                   HIGH      LOW       HIGH      LOW
                  ------    ------    ------    ------
First Quarter     $ 0.29    $ 0.14    $ 1.21    $ 0.70
Second Quarter      0.50      0.25      1.25      0.64
Third Quarter       0.56      0.33      0.93      0.51
Fourth Quarter      0.69      0.30      1.59      0.75

At March 15, 2005, we had 2,021 stockholders of record.

We have not historically declared or paid dividends with respect to our common stock and have no intention to pay dividends in the foreseeable future. Our ability to pay dividends is prohibited due to limitations imposed by our banking agreement, which requires the prior consent of the bank before dividends are declared.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and "Management Discussion and Analysis of Financial Condition and Results of Operations' included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the fiscal years ended January 31, 2005 and 2004 and the consolidated balance sheet data as of January 31, 2005 and 2004 have been derived from the consolidated financial statements that have been audited by Parente Randolph LLC, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the year ended January 31, 2003 have been derived from the consolidated financial statements that have been audited by Stokes & Hinds, LLC, independent auditors (who merged with Parente Randolph LLC as of June 1, 2003), included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2002 and 2001 and the consolidated balance sheet data as of January 31, 2003, 2002 and 2001 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                     FOR THE YEARS ENDED JANUARY 31,
                                          2005        2004        2003        2002        2001
                                        --------    --------    --------    --------    --------
                                        (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA
Contract revenues                       $ 60,362    $ 35,962    $ 40,621    $ 42,587    $ 34,584
Gross margin                               9,762       6,628       5,567       4,258       4,983
Income (loss) from continuing
 operations                                2,850       1,016         486      (1,191)        436
Other income (expense)                      (281)       (310)       (192)       (380)       (222)
Net income (loss)                          2,186         644         278      (1,601)        173

COMMON SHARE DATA
Net income (loss) per common share:
    Basic                                   0.20        0.07        0.03       (0.17)       0.02
    Diluted                                 0.19        0.07        0.03       (0.17)       0.02

Weighted average common shares outstanding      10,911      9,373      9,372      9,211      8,731

BALANCE SHEET DATA
Working capital                               $ 11,195    $ 8,233    $ 7,062    $ 6,491    $ 5,884
Total assets                                    23,942     17,154     15,535     19,788     13,409
Long-term obligations                            5,013      5,306      4,922      5,582      3,152
Total stockholders' equity                       9,128      4,909      4,244      3,944      5,334

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

OVERVIEW

Through our operating subsidiaries, we provide environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services.

The following paragraphs are intended to highlight key operating trends and developments in our operations and to identify other factors affecting our consolidated results of operations for the three years ended January 31, 2005.

Contract revenues are recognized on the percentage of completion method measured by the relationship of total costs incurred to total estimated contract costs (cost-to-cost method). The majority of the Company's contracts are fixed price contracts, therefore, any change in estimated costs to complete a contract will have a direct impact upon the revenues and related gross margin recognized on that particular contract.

Contract costs represent the cost of our laborers working on our contracts and related benefit costs, materials expended during the course of the contract, periodic billings from subcontractors that worked on our contracts, costs incurred for project supervision by our personnel and depreciation of machinery and equipment utilized on our contracts.

Selling, general and administrative expenses consist of the personnel at our executive offices and the costs related to operating that office and the Company as a whole including marketing, legal, accounting and other corporate expenses, the costs of management and administration at our ten branch offices, office rental, depreciation and amortization of corporate and non-operational assets and other costs related to the operation of our branch offices.

Interest expense consists primarily of interest charges on our line of credit but also includes the interest expense of term debt with our lending institution.

Other income (expense) components are as described in our statement of operation.

The income tax provision is the amount accrued and payable to the federal government and the various state taxing authorities. Until fiscal 2005 no amounts have been due to the federal government as we had a net operating loss carryforward, which had been sufficient to offset taxable income in recent years.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgments about future events and related estimations and how they can impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operations. We identified our most critical accounting estimates to be:

-  Revenue Recognition

-  Billing Realization/Contracts Receivable Collectability

-  Recoverability of Goodwill

-  Deferred Tax Asset Valuation Account

We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this report. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosure presented below.

Revenue Recognition

Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price basis. The balance of our work is performed on variations of cost reimbursable and unit price approaches. Contract revenue is accrued based upon the percentage that actual costs to date bear to total estimated costs. We utilize the cost-to-cost method as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, "Accounting for Performance of Construction Type and Certain Production Type Contracts," for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order/claim recognition. The use of estimated costs to complete each contract, the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions to total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from these estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known.

Billing Realization / Contracts Receivable Collectability

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

We extend credit to customers and other parties in the normal course of business after a review of the potential customer's creditworthiness. Additionally, management reviews the commercial terms of significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes an evaluation of required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Recoverability of Goodwill

Effective February 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. See further discussion in Note 14 to our Consolidated Financial Statements.

At January 31, 2005 goodwill on our balance sheet totaled $1,338,000. The goodwill is primarily attributable to the acquisition of the former Tri-State Restorations, Inc. operation in June 2001 that now operates as our Los Angeles office. The remaining goodwill relates to two smaller acquisitions. The payment of the initial purchase price for the Tri-State Restorations acquisition initially generated a moderate amount of goodwill but the majority was created by the subsequent payment of contingent purchase price under the asset purchase agreement which provided for a four year earn-out for the former owners based upon the net profits of the Los Angeles office.

We have concluded that the recorded value of goodwill has not been impaired as a result of an evaluation as of January 31, 2005.

Deferred Tax Asset Valuation Allowance

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Due to our history of varied earnings and losses, we have recorded a full valuation allowance against our net deferred tax assets as of January 31, 2005. We currently provide for income taxes only to the extent that we expect to pay cash taxes on current income. Should we be profitable in the future at levels which cause us to conclude that it is more likely than not that we will realize all or a portion of the deferred tax assets, we will record the estimated net realizable value of the deferred tax assets at that time and would then provide for income taxes at our combined federal and state rates.

ACCOUNTING POLICY CHANGES

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Should we issue employee stock options after January 31, 2006, a charge against earnings would be required as provided by SFAS 123R. The magnitude of the charge would depend upon the number of employee stock options issues, the exercise price of the stock options and the volatility of the share price of our common stock on the date the employee stock options are issued. To date, we have not reached a conclusion as to how we will modify our employee bonus and incentive plans.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2005 COMPARED TO YEAR ENDED JANUARY 31, 2004

During the year ended January 31, 2005, (fiscal 2005) our consolidated revenues increased 68% to $60.4 million as compared to $36.0 million for the previous fiscal year ended January 31, 2004 (fiscal 2004). The increase was due to a significant increase in contract activity at our Los Angeles, Pittsburgh, Tampa and Ft. Lauderdale offices and in part to increased revenues from mold remediation. The increase at the Tampa and Ft. Lauderdale offices and in part at the Pittsburgh office was partially due to the increased demand for services as a result of the four hurricanes, which hit the southeastern United States in August and September of 2004.

Our reported gross margin increased to $9.7 million in fiscal 2005 compared to $6.6 million in fiscal 2004. The increase in gross margin is due to a higher volume of work offset in part by negative contract adjustments of $1.4 million, primarily on contracts commencing and completed in fiscal 2005, due to cost overruns and unexpected conditions. The majority of the adjustments were at our New York, Pittsburgh, Seattle and Los Angeles offices.

Selling, general and administrative expenses increased in fiscal 2005 to $6.9 million compared to $5.6 million in fiscal 2004. This increase was due in part to the significantly higher level of operating activity, including employee bonuses as many of our operating locations met their earnings targets, the addition of the Kleen-All and PT&L operations acquired in the first quarter of the current fiscal year and additional headcount.

As a result of the factors discussed above, we reported income from operations in fiscal 2005 of $2.85 million compared to an income from operations of $1.0 million in fiscal 2004.

Interest expense increased to $0.39 million in fiscal 2005 compared to $0.35 million in fiscal 2004 due to an increase in the prime rate of interest, to which a majority of our borrowings are tied, and increased borrowings throughout the current year on the line of credit to finance the significantly higher level of operations.

The current fiscal year's other income included a $0.11 million gain from the sale of fixed assets as the Company sold equipment that was currently not being utilized.

Other income in fiscal 2005 totaled approximately $17,000 versus $49,000 in fiscal 2004.

During fiscal 2005 the remaining federal net operating loss carryforwards were fully utilized, therefore, a federal tax provision of $178,000 was provided for that income that could not be offset by the net operating loss carryforward. In fiscal 2004 as a result of utilizing net operating loss carryforwards for book purposes, no federal income taxes were provided. State income tax provisions of $205,000 and $62,000 were made in fiscal 2005 and 2004, respectively.

YEAR ENDED JANUARY 31, 2004 COMPARED TO YEAR ENDED JANUARY 31, 2003

During the year ended January 31, 2004, (fiscal 2004) our consolidated revenues decreased to $36.0 million as compared to $40.6 million for the previous fiscal year ended January 31, 2003 (fiscal 2003). The decrease was due in part to revenue decreases from the exclusion of the St. Louis operations for the entire 2004 fiscal year (the St. Louis operation was sold in July 2002) and the refocusing of the southeast Texas operations in mid fiscal 2003. Those two operations had revenues of $5.5 million in fiscal 2003.

Our reported gross margin increased to $6.6 million in fiscal 2004 compared to $5.6 million in fiscal 2003. The increase in gross margin is due to higher gross margin percentage realized on contracts in the current fiscal year.

Selling, general and administrative expenses increased slightly in fiscal 2004 to $5.6 million compared to $5.1 million in fiscal 2003. This increase was primarily due costs associated with increased employee bonuses due to increased profitability and an increased funding of mold infrastructure and marketing costs in the current fiscal year.

As a result of the factors discussed above, we reported income from operations in fiscal 2004 of $1.0 million compared to an income from operations of $0.5 million in fiscal 2003.

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

As a result of net operating loss carryforwards for book purposes, there was no federal income tax provision in fiscal 2004 and 2003. State income tax provisions of $62,000 and $16,000 were made in fiscal 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2005

During fiscal 2005, we experienced an increase in cash and cash equivalents of $0.3 million as cash and cash equivalents increased from $0.04 million at January 31, 2004 to $0.33 million at January 31, 2005. The increase in cash and cash equivalents in fiscal 2005 was attributable to cash inflows of $0.07 million from operating activities and of $1.4 million from financing activities partially offset by cash utilized by investing activities of $1.2 million.

Cash inflows from operating activities were generated by net income of $2.2 million, depreciation and amortization of $0.7 million, a $0.2 provision for uncollectible accounts, a $0.37 million increase in accounts payable, a $0.77 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.3 million in current income taxes payable and a $1.3 million increase in accrued liabilities related to the timing of the payments. The cash inflows were partially offset by cash utilizations including a $4.1 million increase in accounts receivable, due to a significantly higher volume of customer billings in the current fiscal year, a $1.6 million increase in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.05 million increase in inventories.

Cash inflows from financing activities of $1.4 million during fiscal 2005 consisted of $0.45 million from the private placement of the Company's common stock (which was net of $0.05 million of costs associated with registering our common stock related to the private placement), $1.2 million from the exercise of warrants issued in connection with the aforementioned private placement and $0.33 million from the exercise of employee stock options. These cash inflows were partially offset by $0.57 million for the repayment of debt.

Investing activities cash outflows included $0.90 million for the purchase of property, plant and equipment, a $0.015 million additional investment in the IAQ venture and $0.34 million of payments related to the acquisition of businesses completed both in a current and a prior fiscal year. These cash outflows were partially offset by $0.13 million of proceeds from the sale of fixed assets.

FISCAL 2004

During fiscal 2004, we experienced an increase in liquidity of $0.027 million as cash and short-term investments increased from $0.009 million at January 31, 2003 to $0.036 million at January 31, 2004. The increase in liquidity in fiscal 2004 was attributable to cash inflows of $0.48 million from operating activities and of $0.32 million from financing activities partially offset by cash utilized by investing activities of $0.77 million.

Cash inflows from operating activities were generated by net income of $0.64 million, depreciation and amortization of $1.03 million, a $0.09 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.32 million increase in accounts payable and a $0.38 million increase in billings in excess of costs and estimated earnings on uncompleted contracts. The cash inflows were partially offset by cash utilizations including a $1.82 million increase in accounts receivable, due to a significantly higher volume of customer billings in January 2004, a $0.04 million increase in inventories and a $0.2 million decrease in accrued liabilities related to the timing of the payments.

Cash inflows from financing activities of $0.32 million during fiscal 2004 included an increase in borrowings on the line of credit by $0.75 million to $4.7 million at January 31, 2004 from $3.95 million at January 31, 2003 which was partially offset by of $0.43 million of repayments on debt.

Our investing activities utilized cash flow of $0.77 million, which included $0.52 million for the purchase of property, plant and equipment and $0.26 million of payments related to acquisitions completed both in a current and a prior fiscal year.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at January 31, 2005 are summarized as follows:

                                                              PAYMENT DUE BY PERIOD
                                                          LESS THAN      1-3       3-5     MORE THAN
                                               TOTAL       1 YEAR       YEARS     YEARS     5 YEARS
                                              --------    ---------    -------    -----    ---------
                                                             (THOUSANDS)
Long-Term Debt Obligations                    $  5,205    $     192    $ 4,733    $  46    $     234
Capital Lease Obligations                            -            -          -        -            -
Operating Lease Obligations                      1,092          526        527       39            -
Purchase Obligations                                 -            -          -        -            -
Other Long-Term Liabilities Reflected
On Registrant's Balance Sheet Under GAAP             -            -          -        -            -
                                              --------    ---------    -------    -----    ---------

Total                                         $  6,297    $     718    $ 5,260    $  85    $     234
                                              ========    =========    =======    =====    =========

The 1-3 year payment due column includes $4.7 million for the line of credit which is due June 6, 2006. The line of credit is at an interest rate of prime plus 1%. Our Chief Executive Officer has provided a limited personal guarantee. We rely significantly upon our access to credit facilities in order to operate our business. We expect to be able to maintain our existing line of credit (or to obtain replacement or additional financing) as the current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms, if at all. An inability to maintain an adequate line of credit could result in limitations on our ability to bid for new or renew existing contracts, which could have a material adverse effect on our financial condition and results of operations. It has been the practice of our lending institution to annually extend the maturity date of the line of credit. While we are confident that this will remain the case, there can be no assurance that the lending institution will continue to extend the maturity date of the line of credit annually. In October 2004 and December 2004 our lender approved a temporary $1,000,000 and $500,000, respectively, increase in our line of credit to $8.0 million until June 30, 2005. The increase in the line of credit was required to fund the increase in revenues generated by the hurricane recovery work beginning in the third quarter of fiscal 2005.

Under our credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests. At January 31, 2005 we were in compliance with all the covenants of our debt agreement.

In March 2004, we raised $0.5 million from a private placement of our Common Stock to fund general business purposes and our acquisition strategy. In connection with the private placement, we also issued warrants exercisable for an additional 3.5 million shares. The full exercise of these warrants would result in proceeds to us of $4.4 million. During fiscal 2005, warrants for the issuance of 1,500,000 shares of our common stock were exercised resulting in proceeds of $1,200,000 to us.

In connection with these transactions, the Investor entered into a Registration Rights Agreement with us. Under this agreement, we are required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the Warrant Shares. Our registration statement was declared effective by the U.S. Securities and Exchange Commission on June 30, 2004. We are required to keep the registration statement effective until the earlier of two years from the Closing Date and such time as the remaining Shares and Warrant Shares may be sold under Rule 144 in any three month period, subject to permitted Black-Out Periods (as defined in the Registration Rights Agreement). In the event that the Investor is not permitted to sell its Shares pursuant to the registration statement is not effective for any period exceeding a permitted Black-Out Period being exceeded or otherwise, then we will be obligated to pay the Investor liquidated damages equal to 18% of the Investor's purchase price per annum.

Based upon the current operating plan, we expect that our existing cash balances and cash flows from operations will be sufficient to finance our working capital and capital expenditure requirements through Fiscal 2006. However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we can not be assured that such financing will be available on commercially reasonable terms or at all.

We have signed a non-binding letter of intent to acquire substantially all of the operating assets of a southwestern-based emergency response/disaster restoration company. The acquisition is contingent upon a number of conditions, including but not limited to, completion of due diligence, Board of Director's approval, financing and entering into a definitive asset purchase agreement. We intend to finance this acquisition through a combination of equity and debt financing, a portion of each which will be received/held by the seller. We cannot be assured that such financing will be available on commercially reasonable terms or at all

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that we are exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $52,000 change in borrowing costs based upon the balance outstanding at January 31, 2005. The Corporation does not use derivative financial instruments to manage interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the report of Parente Randolph LLC are attached to this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms except certain material weaknesses that were identified by our external auditors as related to the changes in the rules associated with the advent of the Public Company Accounting Oversight Board ("PCAOB"), specifically, our past practices related to controls over period ending reporting processes, controls over the documentation and selection of accounting principles and controls over non-routine and non-systematic transactions are now considered to contain material weaknesses as a result of the new rules adopted by the PCAOB. Our management is taking actions to identify and remediate control deficiencies as part of its Sarbanes-Oxley 404 internal controls over financial reporting readiness project. This process only recently commenced. Our analysis is continuing and we plan to complete the project before the end of the initial assessment reporting period ending January 31, 2007.

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting, except as noted in the first paragraph of this Item 9A - Controls and Procedures.

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

                                                                                    PAGE
                                                                                    ----
Report of Independent Registered Public Accounting Firm..........................    F-1

Consolidated Balance Sheets as of January 31, 2005 and 2004......................    F-2

Consolidated Statements of Operations for the Years Ended
  January 31, 2005, 2004 and 2003................................................    F-4

Consolidated Statements of Changes in Stockholders' Equity for the
  Years Ended January 31, 2005, 2004 and 2003....................................    F-5

Consolidated Statements of Cash Flows for the Years Ended
  January 31, 2005, 2004 and 2003................................................    F-6

Notes to Consolidated Financial Statements for the Three Years
  Ended January 31, 2005, 2004 and 2003..........................................    F-7

Schedule II - Valuation and Qualifying Accounts..................................   F-18

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

                                      PDG ENVIRONMENTAL, INC.

                                      /s/ John C. Regan
                                      --------------------------------------
                                      John C. Regan,
                                      Chairman, Chief Executive Officer and
                                      Chief Financial Officer

Date: April 28, 2005

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John C. Regan                                            April 28, 2005
--------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer, Financial Officer and Director)

Richard A. Bendis, Director                   By /s/ John C. Regan
                                              ----------------------------------
                                              John C. Regan, Attorney-in-Fact
                                              April 28, 2005

Edgar Berkey, Director                        By /s/ John C. Regan
                                              ----------------------------------
                                              John C. Regan, Attorney-in-Fact
                                              April 28, 2005

James D. Chiafullo, Director                  By /s/ John C. Regan
                                              ----------------------------------
                                              John C. Regan, Attorney-in-Fact
                                              April 28, 2005

Edwin J. Kilpela, Director                    By /s/ John C. Regan
                                              ----------------------------------
                                              John C. Regan, Attorney-in-Fact
                                              April 28, 2005

                             PDG ENVIRONMENTAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                             ITEMS 8, 14(c) AND (d)
                FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PDG Environmental, Inc.

We have audited the accompanying balance sheets of PDG Environmental, Inc. and subsidiaries (the "Corporation") as of January 31, 2005 and 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended January 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended January 31, 2003 were audited by Stokes & Hinds, LLC, who merged with Parente Randolph, LLC as of June 1, 2003, and whose report dated April 7, 2003 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. and subsidiaries as of January 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Parente Randolph, LLC

Pittsburgh, Pennsylvania
April 15, 2005

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                         JANUARY 31,
                                                                                  2005               2004
                                                                              ------------      -------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                  $    333,000      $      36,000
   Contracts receivable, net of $212,000 allowance in fiscal 2005
      and net of $150,000 allowance in fiscal 2004                              14,907,000         11,050,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                      4,940,000          3,327,000
   Inventories                                                                     590,000            512,000
   Other current assets                                                            226,000            247,000
                                                                              ------------      -------------

TOTAL CURRENT ASSETS                                                            20,996,000         15,172,000

PROPERTY, PLANT AND EQUIPMENT
   Land                                                                             42,000             42,000
   Leasehold improvements                                                          203,000            203,000
   Furniture and fixtures                                                          180,000            177,000
   Vehicles                                                                        734,000            749,000
   Equipment                                                                     7,036,000          6,263,000
   Buildings                                                                       370,000            370,000
                                                                              ------------      -------------

                                                                                 8,565,000          7,804,000
Less: accumulated depreciation                                                   7,227,000          6,881,000
                                                                              ------------      -------------

                                                                                 1,338,000            923,000

COVENANTS NOT TO COMPETE, NET OF ACCUMULATED AMORTIZATION OF $314,000
   AND $218,000 IN 2005 AND 2004, RESPECTIVELY                                      16,000            112,000

GOODWILL                                                                         1,338,000            714,000

OTHER ASSETS                                                                       254,000            233,000
                                                                              ------------      -------------

TOTAL ASSETS                                                                  $ 23,942,000      $  17,154,000
                                                                              ============      =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                                  JANUARY 31,
                                                                                         2005                    2004
                                                                                     -------------           ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                  $   4,145,000           $  3,780,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                              2,222,000              1,449,000
   Accrued liabilities                                                                   2,937,000              1,298,000
   Current income tax liabilities                                                          305,000                 11,000
   Current portion of long-term debt                                                       192,000                401,000
                                                                                     -------------           ------------

TOTAL CURRENT LIABILITIES                                                                9,801,000              6,939,000

LONG-TERM DEBT                                                                           5,013,000              5,306,000
                                                                                     -------------           ------------

TOTAL LIABILITIES                                                                       14,814,000             12,245,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Cumulative convertible Series A preferred stock, $0.01 par value, 4,999,900 shares authorized and -0- and 6,000 issued and outstanding
       shares at January 31, 2005 and 2004, respectively                                         -                 14,000
   Common stock, $0.02 par value, 30,000,000 shares authorized and
       12,980,840 and 9,423,840 shares issued and outstanding at
       January 31, 2005 and 2004, respectively                                             260,000                189,000
   Common stock warrants                                                                   153,000                      -
   Paid-in capital                                                                       9,940,000              8,111,000
   Deferred compensation                                                                         -                 (6,000)
   (Deficit) retained earnings                                                          (1,187,000)            (3,361,000)
   Less treasury stock, at cost, 46,510 shares at January 31, 2005 and 2004                (38,000)               (38,000)
                                                                                     -------------           ------------

TOTAL STOCKHOLDERS' EQUITY                                                               9,128,000              4,909,000
                                                                                     -------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  23,942,000           $ 17,154,000
                                                                                     =============           ============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                               FOR THE YEARS ENDED JANUARY 31,
                                                                         2005                 2004               2003
                                                                    --------------      ---------------     -------------
CONTRACT REVENUES                                                   $   60,362,000      $    35,962,000     $  40,621,000

CONTRACT COSTS                                                          50,600,000           29,334,000        35,054,000
                                                                    --------------      ---------------     -------------
GROSS MARGIN                                                             9,762,000            6,628,000         5,567,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                             6,912,000            5,612,000         5,081,000
                                                                    --------------      ---------------     -------------

INCOME FROM CONTINUING OPERATIONS                                        2,850,000            1,016,000           486,000

OTHER INCOME (EXPENSE):
   Interest expense                                                       (393,000)            (352,000)         (375,000)
   Gain on sale of fixed assets                                            110,000                    -           321,000
   Provision for impairment in value of goodwill                                 -                    -          (149,000)
   Equity in losses of equity investment                                   (15,000)              (7,000)          (43,000)
   Interest and other income                                                17,000               49,000            54,000
                                                                    --------------      ---------------     -------------
                                                                          (281,000)            (310,000)         (192,000)
                                                                    --------------      ---------------     -------------

INCOME BEFORE INCOME TAXES                                               2,569,000              706,000           294,000

INCOME TAX PROVISION                                                      (383,000)             (62,000)          (16,000)
                                                                    --------------      ---------------     -------------

NET INCOME                                                          $    2,186,000      $       644,000     $     278,000
                                                                    ==============      ===============     =============

EARNINGS PER COMMON SHARE - BASIC:                                  $         0.20      $          0.07     $        0.03
                                                                    ==============      ===============     =============

EARNINGS PER COMMON SHARE - DILUTIVE:                               $         0.19      $          0.07     $        0.03
                                                                    ==============      ===============     =============

AVERAGE COMMON SHARES OUTSTANDING                                       10,911,000            9,373,000         9,372,000

AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING                      871,000              195,000           274,000
                                                                    --------------      ---------------     -------------
AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
  EQUIVALENTS OUTSTANDING                                               11,782,000            9,568,000         9,646,000
                                                                    ==============      ===============     =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.
FOR THE THREE YEARS ENDED JANUARY 31, 2005

                                   PREFERRED                 COMMON                                        (DEFICIT)       TOTAL
                                     STOCK       COMMON      STOCK     PAID-IN       DEFERRED   TREASURY   RETAINED    STOCKHOLDERS'
                                   SERIES A      STOCK      WARRANT    CAPITAL    COMPENSATION   STOCK     EARNINGS       EQUITY
                                   --------      -----      -------    -------    ------------ ---------   --------    -------------
BALANCE AT JANUARY 31, 2002        $  14,000   $  189,000   $      -  $8,108,000  $  (46,000)  $ (38,000) $(4,283,000)  $ 3,944,000

Issuance of 5,000 shares
  under Employee Incentive
  Stock Option Plan                                                -       2,000                                              2,000

Amortization of stock based
  compensation                                                                        20,000                                 20,000

Net Income                                                                                                    278,000
                                   ---------   ----------  ---------  ----------  ----------   ---------  -----------    ----------

BALANCE AT JANUARY 31, 2003           14,000      189,000          -   8,110,000     (26,000)    (38,000)  (4,005,000)    4,244,000

Issuance of 5,000 shares under
  Employee Incentive Stock
  Option Plan                                                      -       1,000                                              1,000

Amortization of stock based
  compensation                                                                        20,000                                 20,000

Net Income                                                                                                    644,000
                                   ---------   ----------  ---------  ----------  ----------   ---------  -----------    ----------

BALANCE AT JANUARY 31, 2004           14,000      189,000          -   8,111,000      (6,000)    (38,000)  (3,361,000)    4,909,000

Private placement of 1,250,000
  shares of Common Stock, net
  of $51,000 of issuance costs                     25,000    287,000     137,000                                            449,000

Redemption of preferred stock        (14,000)       1,000                 13,000                              (12,000)      (12,000)

Issuance of 62,500 shares in
  connection with an acquisition                    1,000                 58,000                                             59,000

Issuance of 670,500 shares under
  Employee Incentive Stock
  Option Plan                                      13,000                293,000                                            306,000

Issuance of 50,000 shares under
  Non-Employee Director Stock
  Option Plan                                       1,000                 24,000                                             25,000

Issuance of 1,500,000 shares
  from exercise of Stock warrants                  30,000   (134,000)  1,304,000                                           1,200,00

Amortization of stock based
  compensation                                                                         6,000                                  6,000

Net Income
                                                                                                            2,186,000     2,186,000
                                   ---------   ----------  ---------  ----------  ----------   ---------  -----------    ----------

BALANCE AT JANUARY 31, 2005        $       -   $  260,000  $ 153,000  $9,940,000  $        -   $ (38,000) $(1,187,000)   $9,128,000
                                   =========   ==========  =========  ==========  ==========   =========  ===========    ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PDG ENVIRONMENTAL, INC.

                                                                                FOR THE YEARS ENDED JANUARY 31,
                                                                         2005                  2004               2003
                                                                     -------------         ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $   2,186,000         $    644,000       $    278,000

ADJUSTMENTS TO RECONCILE NET INCOME
   TO CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation                                                            537,000              822,000            851,000
   Amortization                                                            164,000              205,000            194,000
   Contingent acquisition consideration                                          -                    -           (219,000)
   Stock based compensation                                                  6,000               20,000             20,000
   Gain on sale of fixed assets                                           (110,000)                   -           (321,000)
   Provision for impairment in value of goodwill                                 -                    -            149,000
   Provision for uncollectable accounts                                    200,000                    -             20,000
   Equity in losses of equity investment                                    15,000                7,000             43,000
                                                                     -------------        -------------      -------------
                                                                           812,000            1,054,000            737,000

CHANGES IN CURRENT ASSETS AND LIABILITIES:
   Accounts receivable                                                  (4,057,000)          (1,820,000)         3,473,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                             (1,613,000)              85,000           (595,000)
   Inventories                                                             (48,000)             (28,000)           (50,000)
   Other current assets                                                     21,000               36,000             (9,000)
   Accounts payable                                                        365,000              317,000         (2,723,000)
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                773,000              379,000            (94,000)
   Current income taxes                                                    294,000                    -                  -
   Accrued liabilities                                                   1,334,000             (190,000)          (760,000)
                                                                     -------------         ------------       ------------

TOTAL CHANGES                                                           (2,931,000)          (1,221,000)          (758,000)
                                                                     -------------         ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   67,000              477,000            257,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                              (897,000)            (523,000)          (322,000)
   Acquisition of businesses                                              (341,000)            (258,000)           (24,000)
   Investment in joint venture                                             (15,000)                   -            (30,000)
   Proceeds from sale of fixed assets                                      131,000               35,000            490,000
   Changes in other assets                                                 (44,000)             (23,000)             7,000
                                                                     -------------         ------------       ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        (1,166,000)            (769,000)           121,000

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid on preferred stock                                       (12,000)                   -                  -
   Proceeds from private placement of common stock                         449,000                    -                  -
   Proceeds from debt                                                            -              750,000                  -
   Proceeds from exercise of stock options and warrants                  1,531,000                1,000              2,000
   Principal payments on debt                                             (572,000)            (432,000)          (744,000)
                                                                     -------------         ------------       ------------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                         1,396,000              319,000           (742,000)
                                                                     -------------         ------------       ------------

Net increase (decrease) in cash and cash equivalents                       297,000               27,000           (364,000)
Cash and cash equivalents, beginning of year                                36,000                9,000            373,000
                                                                     -------------         ------------       ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $     333,000         $     36,000       $      9,000
                                                                     =============         ============       ============

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 2005

NOTE 1 - NATURE OF BUSINESS

PDG Environmental, Inc. (the "Corporation") is a holding company which, through its wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services. In the first quarter of fiscal 2003, the Corporation formed IAQ Training Institute ("IAQTI") a 50/50 joint venture to provide training in mold awareness and remediation.

The Corporation provides these services to a diversified customer base located throughout the United States. The Corporation's is conducted in a single business segment - Environmental Services. Services are generally performed under the terms of fixed price contracts or time and materials contracts with a duration of less than one year, although larger projects may require two or more years to complete.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES:

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. Investments of 20% to 50% of the outstanding common stock of investees are accounted for using the equity method.

REVENUES AND COST RECOGNITION:

Revenues from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenues from time and materials contracts are recognized as services are performed.

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

The asset "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.

CONTRACTS RECEIVABLES AND ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Contract receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for uncollectible accounts. Contract receivables are written off when they are determined to be uncollectible. The allowance for uncollectible accounts is estimated based on the Corporation's historic losses, the existing economic conditions in the construction industry and the financial stability of its customers

INVENTORIES:

Inventories consisting of materials and supplies used in the completion of contracts are stated at the lower of cost (on a first-in, first-out basis) or market.

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to thirty years.

GOODWILL

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" in February 2003, goodwill was amortized over the estimated period of benefit on a straight-line basis and was reviewed for impairment under the policy for other long-lived assets. Since adoption of Statement No. 142 in February 2003 amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, annual impairment testing is performed in the fourth quarter

INCOME TAXES:

The Corporation provides for income taxes under the liability method as required by SFAS No. 109.

Deferred income taxes result from timing differences arising between financial and income tax reporting due to the deductibility of certain expenses in different periods for financial reporting and income tax purposes. A valuation allowance is provided against net deferred tax assets unless, in managements' judgment, it is more likely than not that such deferred tax asset will be realized.

The Corporation files a consolidated Federal Income tax return. Accordingly, federal income taxes are provided on the taxable income, if any, of the consolidated group. State income taxes are provided on a separate company basis, if and when, taxable income, after utilizing available carryforward losses, exceeds certain levels.

COMPENSATION PLANS:

The Corporation has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," (as amended by SFAS 148), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Corporation's employee stock options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2005, 2004 and 2003: risk-free interest rates of 4%, 4% and 4% in fiscal 2005, 2004 and 2003, respectively; dividend yield of 0%; volatility factors of the expected market price of the Corporation's common stock of 0.94, 1.18 and 1.14 in fiscal 2005, 2004 and 2003, respectively; and a weighted-average expected life of the option of 8 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

                                                                   FISCAL             FISCAL             FISCAL
                                                                     05                 04                 03
                                                               -------------       ------------      -------------
Net income, as reported                                        $   2,186,000       $    644,000      $     278,000
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects of $-0- for 2005, 2004 and 2003                  (69,000)          (158,000)           (94,000)
                                                               -------------       ------------      -------------

Pro forma net income                                           $   2,117,000       $    486,000      $     184,000
                                                               =============       ============      =============
Earnings per share:

Basic-as reported                                              $        0.20       $       0.07      $        0.03
                                                               =============       ============      =============
Basic-pro forma                                                $        0.19       $       0.05      $        0.02
                                                               =============       ============      =============
Diluted-as reported                                            $        0.19       $       0.07      $        0.03
                                                               =============       ============      =============
Diluted-pro forma                                              $        0.18       $       0.05      $        0.02
                                                               =============       ============      =============

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of January 31, 2005, the carrying value of cash and cash equivalents, contract receivables, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities
(VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Corporation's financial position, results of operations or cash flows as the Corporation does not have any VIEs.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Corporation's results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Corporation when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Should the Corporation issue employee stock options after January 31, 2006 a charge against earnings would be required as provided by SFAS 123R. The magnitude of the charge would depend upon the number of employee stock options issues, the exercise price of the stock options and the volatility of the share price of the Corporation's common stock on the date the employee stock options are issued.

In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets" ("SFAS 153"), an amendment of APB Opinion No. 29 "Accounting for Nonmonetary Transactions". The amendments made by SFAS 153 are based on the principal that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods after June 15, 2005. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Corporation.

NOTE 4 - CONTRACTS RECEIVABLE

At January 31, 2005 and 2004, contract receivables consist of the following::

                                                            2005                      2004
                                                       --------------             ------------
Billed completed contracts                             $    4,185,000             $  2,340,000
Contracts in Progress                                      10,934,000                8,860,000
                                                       --------------             ------------

                                                           15,119,000               11,200,000

Less allowance for Uncollectable Accounts                    (212,000)                (150,000)
                                                       --------------             ------------

Net Under Billings                                     $   14,907,000             $ 11,050,000
                                                       ==============             ============

Contracts receivable at January 31, 2005 and 2004 include $1,937,000 and $1,406,000, respectively, of retainage receivables. For the years ended January 31, 2005 and 2004, no customer accounted for more than 10% of the Corporation's consolidated revenues.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. The Corporation continuously reviews the creditworthiness of customers and, when feasible, requests collateral to secure the performance of services.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:

                                                                                                  JANUARY 31,
                                                                                           2005                    2004
                                                                                      -------------             ------------
Revenues earned on uncompleted contracts                                              $  60,022,000             $ 43,979,000
Less:  billings to date                                                                  57,304,000               42,101,000
                                                                                      -------------             ------------

Net Under Billings                                                                    $   2,718,000             $  1,878,000
                                                                                      =============             ============

Included in the accompanying consolidated balance sheets under the following captions:

                                                                                                  JANUARY 31,
                                                                                           2005                    2004
                                                                                      -------------             ------------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                               $  4,940,000             $  3,327,000

Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                                 (2,222,000)              (1,449,000)
                                                                                       ------------             ------------

Net Under Billings                                                                    $   2,718,000             $  1,878,000
                                                                                      =============             ============

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                                   JANUARY 31,
                                             2005             2004
                                         ------------     ------------
Wages, bonuses and withholdings          $  1,608,000     $    529,000
Accrued fringe benefits                       575,000          248,000
Additional acquisition consideration          488,000          281,000
Other                                         266,000          240,000
                                         ------------     ------------
Total Accrued Liabilities                $  2,937,000     $  1,298,000
                                         ============     ============

NOTE 7 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                                  JANUARY 31,
                                                                              2005             2004
                                                                          ------------     -----------
Term loan due in monthly installments of $4,095 including
interest at 4.875% due in August 2015                                     $    325,000     $    347,000

Equipment note due in monthly installments of $21,495 including
interest at 1% above the prime rate, due in August 2005                        139,000          368,000

Equipment note due in monthly installments of $16,114 including
interest at 1% above the prime rate, due in August 2005                         41,000          133,000

Revolving line of credit expiring on June 6, 2006 and
bearing interest at 1% above the prime rate                                  4,700,000        4,700,000

Equipment notes, most significant note due in monthly
installments of $4,472 including interest at 7.25%                                   -           76,000

Term note payable to the former shareholders of Tri-State Restoration
with interest at 6.5%                                                                -           83,000
                                                                          ------------     ------------

                                                                             5,205,000        5,707,000

Less amount due within one year                                                192,000          401,000
                                                                          ------------     ------------

                                                                          $  5,013,000     $  5,306,000
                                                                          ============     ============

On August 3, 2000, the Corporation closed on a $4.7 million credit facility with Sky Bank, an Ohio banking association, consisting of a 3-year $3 million revolving line of credit, a 5-year $1 million equipment note, a 15-year $0.4 million mortgage and a 5-year $0.3 million commitment for future equipment financing. The new financing repaid all of the Company's existing debt.

The line of credit, equipment note and commitment for future equipment financing are at an interest rate of prime plus 1% with financial covenant incentives which may reduce the interest rate to either prime plus 1/2% or prime (at January 31, 2005 prime was 5.5%). The mortgage is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years. The Chief Executive Officer of the Corporation provided a limited personal guarantee for the credit facility. The credit facility contains certain financial covenants which the Corporation required waiver at January 31, 2004, 2003 and 2002.

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

In October 2004 and December 2004 Sky Bank approved a temporary $1,000,000 and $500,000, respectively, increase in the Company's line of credit to $8.0 million until June 30, 2005. The increase in the line of credit was required to fund the increase in revenues generated by the hurricane recovery work beginning in the third quarter of fiscal 2005.

On January 31, 2005, the balance on the line of credit was $4,700,000 with an unused availability of $3,300,000.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

Maturity requirements on long-term debt aggregate $192,000 in fiscal 2006, $4,715,000 in fiscal 2007, $18,000 in fiscal 2008, $21,000 in fiscal 2009,
$25,000 in fiscal 2010 and $234,000 thereafter.

The Corporation paid approximately $405,000, $344,000 and $378,000 for interest costs during the years ended January 31, 2005, 2004 and 2003, respectively.

NOTE 8 - INCOME TAXES

Significant components of the provision for income taxes are as follows:

                              FOR THE YEARS ENDED JANUARY 31,
                               2005         2004       2003
                             ---------   ---------   ---------
Current:

   Federal                   $ 178,000   $       -   $       -
   State                       205,000      62,000      16,000
                             ---------   ---------   ---------
                               383,000      62,000      16,000

Deferred:

   Federal                           -           -           -
   State                             -           -           -
                             ---------   ---------   ---------
                                     -           -           -
                             ---------   ---------   ---------

Total income tax provision   $ 383,000   $  62,000   $  16,000
                             =========   =========   =========

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                    FOR THE YEARS ENDED JANUARY 31,
                                                    2005          2004          2003
                                                 ----------    ----------    ----------
Tax at statutory rate                            $  873,000    $  219,000    $   95,000
State income taxes, net of federal tax benefit      135,000        43,000        11,000
Other                                                20,000             -             -
Change in valuation allowance                      (645,000)     (200,000)      (90,000)
                                                 ----------    ----------    ----------

                                                 $  383,000    $   62,000    $   16,000
                                                 ==========    ==========    ==========

The significant components of the Corporation's deferred tax liabilities and assets as of January 31, 2005 and 2004 are as follows:

                                                         JANUARY 31,
                                                     2005          2004
                                                  ----------    ----------
Deferred tax assets:

   Book over tax depreciation and amortization    $  405,000       568,000
   Other                                              72,000        51,000
   Net operating loss carryforwards                        -       503,000
                                                  ----------    ----------

   Total deferred tax assets                         477,000     1,122,000

Valuation allowance for deferred tax assets          477,000     1,122,000
                                                  ----------    ----------

   Net deferred tax assets                                 -             -
                                                  ----------    ----------
   Net deferred tax liabilities                   $        -    $        -
                                                  ==========    ==========

The Corporation paid approximately $60,000, $30,000 and $65,000 for federal and state income and franchise taxes during the years ended January 31, 2005, 2004 and 2003, respectively.

NOTE 9 - NOTES RECEIVABLE - OFFICERS

At January 31, 2005 and 2004, the Corporation had approximately $132,000 in notes receivable from its employees in the form of personal loans. The notes bear interest at 6.0% per annum. A breakdown of the notes receivable balance at January 31, 2005 by executive officer is as follows: John C. Regan, Chairman -$95,000. Two other individuals owe the remaining $37,000. The notes are classified at January 31, 2005 and 2004 as follows:

           Other Current Assets                   $ 30,000
           Other Assets                            102,000
                                                  --------
                                                  $132,000
                                                  ========


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

The Corporation maintains a qualified Incentive Stock Option Plan (the "Plan"), which provides for the grant of incentive options to purchase an aggregate of up to 3,300,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms.

Options to purchase 629,333 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2004. Non-discretionary options granted in this fiscal year contain a defined vesting schedule along with an alternate schedule that provides for accelerated vesting if certain performance measures are met. Those individual non-discretionary awards that did not vest due to failure to achieve the performance measures, vest in November 2011. Discretionary options vest on the grant date. A total of 300,500 options to purchase shares of common stock vested at January 31, 2004 relative to fiscal 2004.

Options to purchase 660,000 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2003. Non-discretionary options granted in this fiscal year contain a defined vesting schedule along with an alternate schedule that provides for accelerated vesting if certain performance measures are met. Those individual non-discretionary awards that did not vest due to failure to achieve the performance measures, vest in November 2010. Discretionary options vest on the grant date. A total of 430,034 options to purchase shares of common stock vested at January 31, 2003 relative to fiscal 2003.

The following table summarizes information with respect to the Plan for the three years ended January 31, 2005:

                                                                             OPTION
                                   WEIGHTED AVERAGE          NUMBER OF    PRICE RANGE
                                    EXERCISE PRICE             SHARES      PER SHARE
                                   ----------------          ---------   -------------
OUTSTANDING AT JANUARY 31, 2002         $ 0.52               3,086,333   $0.36 - $1.91

Granted                                 $ 0.37                 643,367   $0.19 - $0.46
Forfeited - Reusable                    $ 0.54                (591,500)  $0.36 - $1.91
Exercised                               $ 0.36                  (5,000)  $0.36
                                                             ---------

OUTSTANDING AT JANUARY 31, 2003         $ 0.43               3,133,200   $0.19 - $1.63

Granted                                 $ 0.58                  25,000   $0.58

Forfeited - Reusable                   $0.33            (236,666)           $0.19 - $1.63
Exercised                              $0.19              (5,000)           $0.19
                                                       ---------

OUTSTANDING AT JANUARY 31, 2004        $0.46           2,916,534            $0.19 - $0.87

Forfeited - Reusable                   $0.33             (47,500)           $0.19 - $0.87
Exercised                              $0.19            (670,500)           $0.19 - $0.87
                                                       ---------

OUTSTANDING AT JANUARY 31, 2005        $0.46           2,198,534            $0.19 - $0.87
                                                       =========

EXERCISABLE AT JANUARY 31, 2005        $0.46           1,455,334            $0.19 - $0.87
                                                       =========

At January 31, 2004 and 2003, 1,952,834 and 1,558,667 options were exercisable at a weighted average exercise price of $0.46 and $0.52, respectively.

At January 31, 2005 the Corporation's outstanding options relative to the Plan are as follows by exercise price range:

                          WEIGHTED AVERAGE      NUMBER OF      WEIGHTED AVERAGE
EXERCISE PRICE RANGE       EXERCISE PRICE        SHARES         REMAINING LIFE
--------------------      ----------------      ---------      ----------------
$0.00 to $0.50                 $0.36            1,541,534            5.50
$0.50 to $1.00                 $0.69              657,000            5.57
                                                ---------

TOTAL                          $0.46            2,198,534            5.52
                                                =========

At January 31, 2005 the Corporation's vested options relative to the Plan are as follows by exercise price range:

                          WEIGHTED AVERAGE      NUMBER OF           WEIGHTED AVERAGE
Exercise Price Range       EXERCISE PRICE        SHARES              REMAINING LIFE
--------------------      ----------------      ---------           ----------------
$0.00 to $0.50                  $0.34             947,334                  4.83
$0.50 to $1.00                  $0.69             508,000                  5.87
                                                ---------

TOTAL                           $0.46           1,455,334                  5.19
                                                =========

The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 2005:

                                                                       OPTION
                                                     NUMBER OF       PRICE RANGE
                                                      SHARES          PER SHARE
                                                     ---------       -----------
OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2002        20,000        $0.60-$0.65

Forfeited - Reusable                                  (10,000)             $0.60
                                                     --------

OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2003        10,000              $0.65

No Activity                                                 -                  -
                                                     --------

OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2004        10,000              $0.65

No Activity                                                 -                  -
                                                     --------

OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2005        10,000              $0.65
                                                     ========

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan"), which provides for the grant of options to purchase an aggregate of up to 250,000 shares of the Corporation's common stock. Options to purchase 50,000 shares of the Corporation's common stock at an exercise price of $0.65 per share have been granted under the Employee Director Plan. At January 31, 2005 all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 600,000 shares of the Corporation's common stock. Options to purchase 410,250 shares of the Corporation's common stock at prices ranging from $0.26 per share to $1.39 per share have been granted under the Non-Employee Directors Plan. During fiscal 2005, options to purchase 50,000 shares of the Corporation's common stock at exercise prices ranging from $0.26 to $0.77 per share were exercised, resulting in proceeds of $25,200 to the Corporation. At January 31, 2005, all of the 360,250 outstanding options granted under the Non-Employee Directors Plan were exercisable.

NOTE 11 - PRIVATE PLACEMENT OF SECURITIES

On March 4, 2004 the Corporation closed on a private placement transaction pursuant to which it sold 1,250,000 shares of Common Stock, (the "Shares"), to Barron Partners, LP (the "Investor") for an aggregate purchase price of $500,000. In addition, the Corporation issued two warrants to the Investor exercisable for shares of its Common Stock (the "Warrants"). The Shares and the Warrants were issued in a private placement transaction pursuant to Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933, as amended. Offset against the proceeds is $51,000 of costs incurred in conjunction with the private placement transaction, primarily related to the cost of the registration of the common stock and common stock underlying the warrants, as discussed in the fourth paragraph of this note.

The First Warrant provided the Investor the right to purchase up to 1,500,000 shares of the Corporation's Common Stock. During the year ended January 31, 2005 Barron exercised the First Warrant in full at an exercise price of $0.80 per share warrants resulting in proceeds of $1,200,000 to the Corporation.

The Second Warrant provides the Investor the right to purchase up to 2,000,000 shares of the Corporation's Common Stock. The Second Warrant has an exercise price of $1.60 per share resulting in proceeds of $3,200,000 to the Corporation upon its full exercise and expires five years from the date of issuance. The Corporation may require the Investor to exercise the Second Warrant in full at any time until December 4, 2005 if the average price of the Corporation's Common Stock exceeds $2.40 for ten consecutive trading days and the Corporation has a Registration Statement effective during the same ten consecutive trading days. The warrant holder may exercise through a cashless net exercise procedure after March 4, 2005, if the shares underlying the warrant are either not subject to an effective registration statement or, if subject to a registration statement, during a suspension of the registration statement. The Corporation has reserved sufficient shares of its common stock to cover the issuance of shares relative to the unexercised warrants held by the Investor.

In connection with these transactions, the Corporation and the Investor entered into a Registration Rights Agreement. Under this agreement, the Corporation was required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the shares of Common Stock underlying the Warrants. The Company's registration statement was declared effective by the U.S. Securities and Exchange Commission on June 30, 2004 . At January 31, 2005, the Second Warrant could still be exercised for up to 2,000,000 shares at an exercise price of $1.60 per share. In the event that the Investor is not permitted to sell its Shares pursuant to the registration statement as a result of a permitted Black-Out Period (as defined in the Registration Statement) being exceeded or otherwise, then the Company will be obligated to pay the Investor liquidated damages equal to 18% of the Investor's purchase price per annum.

The Corporation utilized the proceeds from the sale of its Common Stock for general business purposes and to partially fund its acquisition strategy.

The Corporation granted the Investor the right of first refusal on subsequent offerings of the Corporation's securities and has agreed to maintain a listing of its common stock on the OTC Bulletin Board or another publicly traded market and cause its common stock to continue to be registered under Section 12(b) or
(g) of the Exchange Act of 1934.

The net proceeds to the Corporation from the offering, after costs associated with the offering, of $449,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $287,000.

NOTE 12 - PREFERRED STOCK

At January 31, 2004, there were 6,000 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $13,000 at January 31, 2004. In March 2004 in conjunction with the private placement of the Corporation's common stock, as discussed in Note 11, the remaining 6,000 shares of preferred stock were converted into 24,000 shares Common Stock with the accrued but unpaid dividends paid in cash.

NOTE 13 - SALE OF ST. LOUIS OPERATION AND SOUTHEAST TEXAS FIXED ASSETS AND INVENTORY

On July 12, 2002, the Corporation entered into an agreement for the sale of selected assets and assignment of contracts of the St. Louis operation. As consideration for the sale, the Corporation was paid $380,000 in cash. The Corporation recognized a gain of $273,000 from the sale of the St. Louis operation in the second fiscal quarter ending July 31, 2002. Revenues of the St. Louis operation for fiscal 2002 were $2.2 million. At January 31, 2003 a goodwill impairment charge of $149,000 was made to reflect the termination of operations at the St. Louis and Chicago locations, which were sold/closed, respectively, during fiscal 2003.

In the third fiscal quarter of 2003, the Corporation sold certain fixed assets and inventory associated with the southeast Texas operation for $110,000 resulting in a gain of $48,000. Revenues of the southeast Texas asbestos operation for fiscal 2002 were approximately $4.4 million.

During fiscal 2005, the Corporation sold certain fixed assets for $131,000 resulting in a gain of $110,000.

NOTE 14 - GOODWILL

The changes in the carrying amount of goodwill for the years ended January 31, 2005 and 2004 are as follows:

                                       2005           2004
                                     ----------    ----------
Balance, beginning of year           $  714,000    $  433,000

Goodwill acquired during the year       624,000       281,000

Impairment losses                             -             -
                                     ----------    ----------

                                     $1,338,000    $  714,000
                                     ==========    ==========

Goodwill increased by $624,000 and $281,000 during the year ended January 31, 2005 and 2004, respectively, primarily due to the accrual of additional purchase price consideration earned by the former owners of Tri-State Restoration, Inc. ("Tri-State") in accordance with Emerging Issues Task Force ("EITF 95-8") "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination". The payment of contingent consideration is based upon the operating income of the former Tri-State operation and payable annually based upon operating results through May 31, 2005.

In conformance with SFAS 142, "Goodwill and Other Intangible Assets," we performed impairment tests based upon the third quarter balances. No impairments were noted.

NOTE 15 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           FOR THE YEARS ENDED JANUARY 31,
                                                                       2005              2004            2003
                                                                    ------------    --------------   -------------
NUMERATOR:

Net Income                                                          $  2,186,000    $      644,000   $     278,000
Preferred stock dividends                                                      -            (1,000)         (1,000)
                                                                    ------------    --------------   -------------
Numerator for basic earnings per share--income available
      to common stockholders                                           2,186,000           643,000         277,000

Effect of dilutive securities:
      Preferred stock dividends                                                -             1,000           1,000
                                                                    ------------    --------------   -------------
Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                        $  2,186,000    $      644,000   $     278,000
                                                                    ============    ==============   =============
DENOMINATOR:

Denominator for basic earnings per share--weighted average shares     10,911,000         9,373,000       9,372,000

Effect of dilutive securities:
         Employee stock options                                          871,000           166,000         245,000
         Warrants                                                              -                 -               -
         Convertible preferred stock                                           -            29,000          29,000
                                                                    ------------    --------------   -------------

Dilutive potential common shares                                         871,000           195,000         274,000
                                                                    ------------    --------------   -------------

  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                     11,782,000         9,568,000       9,646,000
                                                                    ============    ==============   =============

BASIC EARNINGS PER SHARE                                            $       0.20    $         0.07   $        0.03
                                                                    ============    ==============   =============
DILUTED EARNINGS PER SHARE                                          $       0.19    $         0.07   $        0.03
                                                                    ============    ==============   =============

At January 31, 2005, 2004 and 2003; 60,000, 1,467,750 and 1,165,083 options, and
2,000,000, -0- and 250,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $562,000, $516,000 and $578,000 for the years ended January 31, 2005, 2004 and 2003, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2005 aggregated $1,092,000 and payments due during the next five fiscal years are as follows: 2006 - $526,000, 2007 $358,000, 2008 - $169,000, 2009 - $25,000 and 2010 - $14,000.

NOTE 17 - QUARTERLY RESULTS (UNAUDITED)

The Corporation had the following results by quarter:

                                 FIRST        SECOND         THIRD        FOURTH
                                QUARTER       QUARTER       QUARTER       QUARTER        YEAR
                              ------------  ------------  ------------  ------------  ------------
YEAR ENDING JANUARY 31, 2005

Revenues                      $ 10,798,000  $ 15,173,000  $ 18,903,000  $ 15,488,000  $ 60,362,000

Gross margin                     1,685,000     1,939,000     2,879,000     3,259,000     9,762,000

Income before income taxes         206,000       320,000     1,094,000       949,000     2,569,000

Net income                    $    189,000  $    295,000  $  1,006,000  $    696,000  $  2,186,000

Earnings per share
  Basic                       $       0.02  $       0.03  $       0.09  $       0.06  $       0.20
  Diluted                     $       0.02  $       0.02  $       0.09  $       0.06  $       0.19

YEAR ENDING JANUARY 31, 2004

Revenues                      $  8,265,000  $  9,376,000  $  9,332,000  $  8,989,000  $ 35,962,000

Gross margin                     1,625,000     1,600,000     1,740,000     1,663,000     6,628,000

Income before income taxes         257,000       164,000       120,000       165,000       706,000

Net income                    $    227,000  $    146,000  $    106,000  $    165,000  $    644,000

Earnings per share
  Basic                       $       0.02  $       0.02  $       0.01  $       0.02  $       0.07
  Diluted                     $       0.02  $       0.02  $       0.01  $       0.02  $       0.07

                             PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               FOR THE YEARS ENDED
                         JANUARY 31, 2005, 2004 AND 2003

                                  BALANCE AT   ADDITIONS                     BALANCE
                                  BEGINNING     CHARGED                     AT CLOSE
                                   OF YEAR     TO INCOME   DEDUCTIONS(1)     OF YEAR
                                  ----------  -----------  --------------   ---------
2005
Allowance for doubtful accounts   $  150,000  $   200,000  $     (138,000)  $ 212,000
                                  ==========  ===========  ==============   =========

2004
Allowance for doubtful accounts   $  150,000  $         -  $            -   $ 150,000
                                  ==========  ===========  ==============   =========

2003
Allowance for doubtful accounts   $  130,000  $    20,000  $            -   $ 150,000
                                  ==========  ===========  ==============   =========

(1)Uncollectible accounts written off, net of recoveries.

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

10.09 Employee Agreement dated February 15, 2004 for John C.
      Regan filed as Exhibit 10 of the PDG Environmental, Inc.
      Current Report on Form 8-K dated February 28, 2005, is hereby incorporated herein by reference.

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

14    Code of Ethics filed as Exhibit 14 to the registrant's
      Annual Report on Form 10-K for the year ended January
      31, 2004, is incorporated herein by reference.

21    List of subsidiaries of the registrant.

23    Consent of independent registered public accounting firm.

24    Power of attorney of directors.

31    Certification Pursuant to Section 302 of the
      Sarbanes-Oxley Act of 2002.

                                                                       PAGES
                                                                   OF SEQUENTIAL
                        EXHIBIT INDEX                            NUMBERING SYSTEM
                        -------------                            ----------------
32  Certification Pursuant to 18 U.S.C. Section 1350, As
    Amended Pursuant to Section 906 Of The Sarbanes-Oxley Act
    of 2002

(b) REPORTS ON FORM 8-K

    We did not file any current reports on Form 8-K during the three months ended January 31, 2005 except for the Form 8-K filed December 8, 2004 containing an Item 12 - - Results of Operation and Financial Condition discussing our earnings for the quarter ending October 31, 2004.