Form 10-K/A
period 2005-01-31
PDG ENVIRONMENTAL INC
filed 2005-05-31
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Indicated by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes          No   X
                                         -----       -----

Explanatory note: This Annual Report on Form 10-K/A has been filed by the registrant to amend the Annual Report on Form 10-K filed by the Registrant on May 2, 2005 to include the information required to be disclosed by Items 10 through 14 of Part III on Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the directors of the Corporation, all of which were elected at the Annual Meeting of the Stockholders on July 13, 2004 for a one year term.

-----------------------------------------------------------------------------------------------------------------------------
                                     YEAR
   NAME, AGE AND                     FIRST
PRINCIPAL OCCUPATION                ELECTED       CERTAIN OTHER INFORMATION
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
John C. Regan (61)                   1989         Mr. Regan has served in each of his present positions since December 1990
Chairman, President, Chief                        and has served as a Director since April 1989. He is the founder of
Executive Officer and Chief                       Project Development Group, Inc., now our wholly-owned subsidiary, which
Financial Officer of PDG                          engages in asbestos abatement and specialty contracting services, and has
Environmental, Inc.                               served as that corporation's Chairman and President since 1984. Mr. Regan also served as Chairman of the Board of Directors of PDG Remediation, Inc.
                                                  (PDGR), a company which provided remediation services to assist customers in complying with environmental laws and regulations, from July 1994 until
                                                  August 1996.
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Richard A. Bendis (58)               1986         Mr. Bendis has served as a Director since 1986. Mr. Bendis has been the
President and CEO of Innovation                   President and CEO of Innovation Philadelphia (IP) since 2001. IP is a
Philadelphia and Investment                       public/private partnership dedicated to growing the wealth and the
Banking Consultant                                workforce of the Greater Philadelphia Region. Prior to 2001, he was
                                                  President and CEO of Kansas Technology Enterprise Corporation (KTEC), an
                                                  entity formed to encourage investment and growth in the State of Kansas.
                                                  Mr. Bendis has been a corporate executive with Quaker Oats, Polaroid, Texas
                                                  Instruments, Marion Laboratories and Kimberly Services and successfully took Continental Healthcare Systems, an Inc. 500 company, public on NASDAQ.
                                                  In addition, Mr. Bendis founded and managed R.A.B. Ventures, a venture capital firm which invested in early-stage technology and healthcare businesses. He is a frequent international consultant and speaker for the
                                                  United Nations, NATO and The European Commission.

-----------------------------------------------------------------------------------------------------------------------------
Edgar Berkey (64)                    1998         Dr. Berkey is a nationally recognized expert on environmental
Vice President and Chief Science                  technologies and is currently the Vice President and Chief Quality
Officer of Concurrent Technologies                Officer of Concurrent Technologies Corp. (CTC). He is a member and
Corp.                                             Chairman of several environmental advisory committees for the U.S.
                                                  Department of Energy and formerly on the Science Advisory Board of the U.S.
                                                  Environmental Protection Agency. He also chairs the Scientific Advisory
                                                  Board of the North America Environmental Fund, LP, which invests in emerging environmental companies that can benefit from NAFTA. Dr. Berkey is the former President and co-founder of the Center for Hazardous Materials
                                                  Research. Dr. Berkey previously served on the Corporation's Board of
                                                  Directors from 1991-1995. He resigned from the Corporation's Board of
                                                  Directors in 1995 to serve as a Director of PDG Remediation, Inc., which at that time was an affiliate of the Corporation. He resigned from the Board of Directors of PDG Remediation, Inc. in 1996.

-----------------------------------------------------------------------------------------------------------------------------
James D. Chiafullo (47)              1998         Mr. Chiafullo has served as a Director since July 1998 and as Secretary
Shareholder/Director, Cohen &                     since May 2003. Since 1999, Mr. Chiafullo has been a Director in the law
Grigsby                                           firm of Cohen & Grigsby, P.C. headquartered in Pittsburgh. Prior to
Secretary of PDG Environmental, Inc.              joining Cohen & Grigsby, P.C., Mr. Chiafullo was a Partner with Thorp Reed
                                                  & Armstrong LLP. Prior to joining Thorp Reed & Armstrong, LLP, Mr.
                                                  Chiafullo was a lawyer with Gulf Oil Corporation in Houston, Texas. Cohen &
                                                  Grigsby provide legal services to us. Mr. Chiafullo is a member of the
                                                  Board of Directors of the Western Pennsylvania Epilepsy Foundation.

-----------------------------------------------------------------------------------------------------------------------------
Edwin J. Kilpela (59)                1997         Mr. Kilpela has served as a Director since July 1997 Mr. Kilpela has
President & CEO, Soil                             served as the President and CEO of Soil Safe, Inc. a privately held
Safe, Inc.                                        environmental company located in Baltimore, MD since 2003. From 1998 until
                                                  2002, Mr. Kilpela was an independent business consultant to small and mid-sized environmental companies. From 1997 to 1998 he was President and
                                                  Chief Executive Officer of Noxso Corporation, a developmental environmental company. From 1996 until 1997 he was President of Ansaldo Ross Hill. Mr.
                                                  Kilpela was with Westinghouse Electric Corporation from 1968 to 1996 including serving as General Manager of the Environmental Services Division
                                                  from 1991 to 1996.

-----------------------------------------------------------------------------------------------------------------------------


                               EXECUTIVE OFFICERS

EXECUTIVE OFFICERS
NAME                      AGE      POSITION HELD
------------------        ---      -------------
John C. Regan             61       Chairman, President, Chief Executive Officer
                                   and Chief Financial Officer

James D. Chiafullo        47       Secretary


Mr. Chiafullo was appointed as the Corporation's Secretary in May 2003.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of common stock and other equity securities of ours with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners. During the fiscal year ended January 31, 2005, we believe that all of our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth for the fiscal years ended January 31, 2005, 2004 and 2003 compensation awarded to, paid to, or earned by, our Chief Executive Officer and each of our four other most highly compensated executive officers whose total compensation during the last fiscal year exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                 Long Term Compensation
                                                              -----------------------------
                               Annual Compensation               Awards           Payouts
                         -------------------------------      ------------       ----------
                                                               Restricted         Options/      All Other
    Name and                        Salary(A)   Bonus(B)          Stock             SARs       Compensation
Principal Position       Year          ($)       ($)          Award(s) ($)       (#)    ($)       ($)(C)
------------------       ----       ---------   -------       ------------       ---    ---       ------
John C. Regan            2005        229,167    250,000            --             --     --       67,588
Chairman, CEO            2004        220,000     45,000            --             --     --       68,638
and CFO                  2003        220,000        --             --             --     --       26,895


(A) Represents actual cash compensation.

(B) Represents cash bonus paid in fiscal 2006 for attainment of goals in fiscal 2005 and cash bonus paid in fiscal 2005 for attainment of goals in fiscal 2004, respectively.

(C) Represents the value of insurance premiums with respect to term life insurance and disability insurance paid by us for the benefit of Mr. Regan and includes a $35,000, $35,000 and $8,000 payment in 2005, 2004 and 2003, respectively, for credit enhancement provided by Mr. Regan.

OPTIONS GRANTED IN LAST FISCAL YEAR

No stock options were granted during the 2005 fiscal year to named executive officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

The following table sets forth information with respect to the named executive concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year.

                                                                                                        Value of
                                                                     Number of                        Unexercised
                               Options Exercised                    Unexercised                       In-the-Money
                      --------------------------------              Options/SARs                      Options/SARs
                                                                    at FY-End(#)                     at FY-End($)(A)
                                                             ---------------------------       ---------------------------
                        Shares
                      Acquired on
Name                  Exercise (#)   Value Realized($)       Exercisable   Unexercisable       Exercisable   Unexercisable
----                  ------------   -----------------       -----------   -------------       -----------   -------------
John C. Regan               0                0                  160,000         -0-              $124,740        -0-

(A) Market value of Common Stock at year-end bid price per share minus the exercise price.

On February 15, 2005, the Corporation's Chairman and Chief Executive Officer was awarded stock options for 250,000 shares of the Corporation's common stock under the terms of the Employee Director Stock Option Plan in conjunction with his execution of a new employment agreement. As those options were awarded after the end of the Corporation's fiscal year end, they are not included in the above table.

COMPENSATION OF DIRECTORS

Each non-employee director of the Corporation receives an annual retainer of $10,000, upon such director's initial election or re-election to the Board of Directors and a $1,500 per meeting fee plus reimbursement for their actual expenses incurred in attending such meetings. In addition, the Corporation has established the 1990 Non-Employee Director Stock Option Plan (the "Non-Employee Plan") which provides for the grants of options to non-employee directors to purchase an aggregate of up to 600,000 shares of Common Stock. Under the Non-Employee Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted subject to adjustment as provided in the plan. The options expire ten years from the date of grant. Options granted under the Non-Employee Plan do not qualify as incentive stock options under the Internal Revenue Code.

During the last fiscal year, the Corporation granted and vested options covering 10,000 shares of common stock to each non-employee director of the Corporation at an exercise price per share of $0.86, which was the fair market value of such shares on the date the options were granted. The options expire ten years from the date of grant.

Employee directors are not compensated in their role as directors with the exception of grants under the 1990 Employee Director Stock Option Plan (the "Employee Director Plan") pursuant to which options to purchase an aggregate of up to 500,000 shares of Common Stock, subject to the amendment to the Employee Director Plan proposed for this meeting and subject to adjustment in the event of any change in the Common Stock, may be granted to employee directors. Under the Employee Director Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted. The Corporation did not grant any options under the Employee Director Plan in the fiscal year ended January 31, 2005. On February 15, 2005, the Corporation's Chairman and Chief Executive Officer was awarded stock options for 250,000 shares of the Corporation's common stock under the terms of the Employee Director Stock Option Plan in conjunction with his execution of a new employment agreement.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENT

Mr. Regan has an employment agreement, effective March 15, 2004 for a three-year term. Upon the expiration of the basic three-year term of the agreement, the agreement is automatically renewed for a one-year period until such time as we elect to renew or terminate Mr. Regan's employment agreement. The agreement provided for a $250,000 annual base salary. The base salary and life and disability insurance benefit shall continue for a three-year period upon our termination of the agreement, the death of Mr. Regan, the disability of Mr. Regan or Mr. Regan's resignation due to a substantial change in ownership of our company or membership of the Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee consists of Messrs. Bendis, Berkey, Chiafullo and Kilpela. None of these individuals served as one of the Corporation's officers or employees at any time during the fiscal year ended January 31, 2005. None of the Corporation's current executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or compensation committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Corporation's Common Stock as of May 27, 2005 by:


     o each person who is known by us to beneficially own 5% or more of our outstanding common stock;

     o    each of our executive officers named in the Summary Compensation
          Table;

     o    each of our directors; and

     o    all of our officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions and also any shares of Common Stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after May 27, 2005. Beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the SEC.

Except as otherwise indicated, and subject to applicable community property laws, to the Corporation's knowledge, the persons named below have sole voting and investment power with respect to all shares of Common Stock held by them. As of May 27, 2005, there were 13,051,330 shares of Common Stock outstanding.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, PDG Environmental, Inc., Westinghouse Science & Technology Center, 1386 Beulah Road, Building 801, Pittsburgh, Pennsylvania 15235.

                                                                        PERCENTAGE
                                        AMOUNT AND NATURE                OF CLASS
                                          OF BENEFICIAL                 OF COMMON
NAME OF BENEFICIAL OWNER               OWNERSHIP OF STOCK              SHARES OWNED
------------------------               ------------------              ------------
John C. Regan (1)(2)(3)                    2,390,680                        17.8
Richard A. Bendis (1)(4)                     125,250                         1.0
Edgar Berkey (1)(8)                          100,000                         *
James D. Chiafullo (1)(2)(7)                 100,000                         *
Edwin J. Kilpela (1)(5)                      110,000                         *
Andrew Barron Worden (6)                   2,946,700                        19.6
All of our directors and officers
   as a group including those
   named above(9 persons) (9)              3,734,978                        26.0

*    Indicates less than 1%.

(1)  Director

(2)  Officer

(3) Includes 300,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Director Plan and 110,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan.

(4) Includes 100,250 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Plan and 10,000 shares of Common Stock that may be acquired pursuant to non-qualified stock options.

(5) Includes 110,000 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Plan.

(6) Consists of 946,700 shares of Common Stock and 2,000,000 shares of Common Stock that may be acquired pursuant to warrants issued as part of private placement of the Company's Common Stock, held by Barron Partners, LP, of which Mr. Worden is the general partner. Mr. Worden disclaims beneficial ownership of shares held by Barron Partners except to the extent of his pecuniary interest in these shares. Barron Partners is located at 730 Fifth Avenue, 9th Floor, New York, NY 10019.

(7) Includes 100,000 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Incentive Stock Option Plan.

(8) Includes 50,000 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Incentive Stock Option Plan.

(9) Includes 1,300,250 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan, the Employee Director Plan and the Non-Employee Director Plan.

EQUITY COMPENSATION PLAN INFORMATION

The following table is as of the end of the most recent fiscal year (January 31, 2005) and reflects all compensation plans under which equity securities of the Corporation are authorized for issuance.

                                             (a)                         (b)                            (c)
Plan Category                       Number of Securities           Weighted average             Number of Securities
-------------                         to be issued upon           Exercise price of              remaining available
                                  exercise of outstanding        Outstanding options,         for future issuances under
                                   options, warrants and         warrants and rights           equity compensation plans
                                           rights                -------------------        (excluding securities reflected
                                           ------                                                    in column (a))
                                                                                                     --------------
Equity compensation plans
approved by security holders (1)         2,959,284                     $0.59                             43,966

Equity compensation plans not
approved by security holders (2)            10,000                     $0.65                                 --
                                         ---------                     -----                             ------

Total                                    2,969,284                     $0.59                             43,966
                                         =========                     =====                             ======


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At January 31, 2005, we maintained outstanding personal loans to Mr. Regan in the amount of $95,000. This personal loan is evidenced by a demand note. This loan was made to provide Mr. Regan with funds to satisfy personal obligations. The loan to Mr. Regan was made in a series of installments from April 1990 to August 1990. The amount specified represents the highest outstanding balances of the loans during our fiscal year.

Mr. Chiafullo is a Director of Cohen & Grigsby, P.C. which is our legal counsel. During the year ended January 31, 2005, Cohen & Grigsby billed us $271,000 for legal services.

Other than the transactions disclosed herein, we have not entered into any material transactions with any director, executive officer, beneficial owner of five percent (5%) or more of our Common Stock, or family members of such person, in which the amount involved exceeds $60,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Parente Randolph, LLC served as independent auditors for the Corporation for the fiscal year ended January 31, 2005.

FEES BILLED BY PARENTE RANDOLPH LLC DURING FISCAL YEAR 2005 AND 2004

During the fiscal years ended January 31, 2005 and 2004, Parente Randolph LLC acted as our independent auditors and aggregate fees billed various audit, audit-related and non-audit services were as follows:

                                             2004           2005
                                           --------       ---------
Audit Fees(1)                              $ 44,500       $  84,708
Audit-Related Fees (2)                           --              --
Tax Fees(3)                                  18,000          20,000
All Other Fees(4)                                --              --
                                           --------       ---------
                                           $ 62,500       $ 104,708
                                           ========       =========


(1) Audit fees were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q, or services that are normally provided by Parente Randolph LLC in connection with the statutory and regulatory filings or engagements for the fiscal years ended January 31, 2005 and 2004.

(2) Fees paid in connection with audit-related matters

(3) Tax fees include tax return preparation, tax compliance, tax planning and tax advice.

(4) Parente Randolph LLC did not bill us any additional fees that are not disclosed under "Audit Fees," "Audit-Related Fees" or "Tax Fees."

Our Audit Committee pre-approves the provision of all audit and non-audit services (including tax services) by the independent auditors and also approves all audit and non-audit engagement fees and terms with the independent auditors. During fiscal years ended January 31, 2005 and 2004, all of the services related to the audit and other fees described above were pre-approved by our Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PDG ENVIRONMENTAL, INC.

                                             /s/ John C. Regan
                                             ---------------------------------
                                             John C. Regan,
                                             Chairman, Chief Executive Officer
                                             and Chief Financial Officer


Date:  May 31, 2005



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John C. Regan                                  May 31, 2005
------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer,
Financial Officer and Director)




Richard A. Bendis, Director                    By /s/ John C. Regan
                                               ---------------------------------
                                               John C. Regan, Attorney-in-Fact
                                               May 31, 2005


Edgar Berkey, Director                         By /s/ John C. Regan
                                               ---------------------------------
                                               John C. Regan, Attorney-in-Fact
                                               May 31, 2005


James D. Chiafullo, Director                   By /s/ John C. Regan
                                               ---------------------------------
                                               John C. Regan, Attorney-in-Fact
                                               May 31, 2005


Edwin J. Kilpela, Director                     By /s/ John C. Regan
                                               ---------------------------------
                                               John C. Regan, Attorney-in-Fact
                                               May 31, 2005

ITEM 15.  EXHIBITS

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
