Form 10-K/A
period 2005-01-31
PDG ENVIRONMENTAL INC
filed 2005-06-10
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                AMENDMENT No. 2



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES



As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Additionally, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer and chief executive officer, to allow timely decisions regarding required disclosures.

Our Chief Executive Officer and Chief Financial Officer considered the material weaknesses that were identified by our external auditors as related to the changes in the rules associated with the advent of the Public Company Accounting Oversight Board ("PCAOB"), specifically, our past practices related to controls over period ending reporting processes, controls over the documentation and selection of accounting principles and controls over non-routine and non-systematic transactions are now considered to contain material weaknesses as a result of the new rules adopted by the PCAOB. Our Chief Executive Officer and Chief Financial Officer concluded that the material weaknesses cited did not compromise the financial reporting process. Our management is taking actions to identify and remediate control deficiencies as part of its Sarbanes-Oxley 404 internal controls over financial reporting readiness project. This process only recently commenced. Our analysis is continuing and we plan to complete the project before the end of the initial assessment reporting period ending January 31, 2007.

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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




                                     F-1-1

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