Form 10-Q
period 2005-04-30
PDG ENVIRONMENTAL INC
filed 2005-06-14
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2005 OR


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

As of June 8, 2005, there were 13,064,330 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES




                                      INDEX




PART I.  FINANCIAL INFORMATION                                             PAGE


    Item 1. Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of April 30, 2005
              (unaudited) and January 31, 2005                               3

         (b)  Consolidated Statements of Operations for the Three Months
              Ended April 30, 2005 and 2004 (unaudited)                      4

         (c)  Consolidated Statements of Cash Flows for the Three Months
              Ended April 30, 2005 and 2004 (unaudited))                     5

         (d)  Notes to Consolidated Financial Statements (unaudited)         6


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk    12

    Item 4.   Controls and Procedures                                       13

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                             14

    Item 6.   Exhibits and Reports on Form 8-K                              14

    Signature and Certification                                             15

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  APRIL 30,         JANUARY 31,
                                                                                    2005                2005
                                                                                 ------------       ------------
                                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash equivalents                                                        $    250,000       $    333,000
Accounts receivable - net                                                          16,422,000         14,907,000
Costs and estimated earnings in excess of billings on uncompleted contracts         4,083,000          4,940,000
Inventory                                                                             629,000            590,000
Other current assets                                                                1,143,000            226,000
                                                                                 ------------       ------------

TOTAL CURRENT ASSETS                                                               22,527,000         20,996,000
                                                                                 ------------       ------------

PROPERTY, PLANT AND EQUIPMENT                                                       8,907,000          8,565,000
Less:  accumulated depreciation                                                    (7,366,000)        (7,227,000)
                                                                                 ------------       ------------
                                                                                    1,541,000          1,338,000
                                                                                 ------------       ------------

GOODWILL                                                                            1,492,000          1,338,000
OTHER ASSETS                                                                          254,000            270,000
                                                                                 ------------       ------------

TOTAL ASSETS                                                                     $ 25,814,000       $ 23,942,000
                                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                 $  4,506,000       $  4,145,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                          1,915,000          2,222,000
Current portion of long-term debt                                                     117,000            192,000
Current income tax liabilities                                                        133,000            305,000
Accrued liabilities                                                                 2,652,000          2,937,000
                                                                                 ------------       ------------

TOTAL CURRENT LIABILITIES                                                           9,323,000          9,801,000

LONG-TERM DEBT                                                                      7,015,000          5,013,000
                                                                                 ------------       ------------

TOTAL LIABILITIES                                                                  16,338,000         14,814,000
                                                                                 ------------       ------------

STOCKHOLDERS' EQUITY
Common stock                                                                          261,000            260,000
Common stock warrant                                                                  153,000            153,000
Additional paid-in capital                                                          9,961,000          9,940,000
 Deficit                                                                             (861,000)        (1,187,000)
Less treasury stock, at cost                                                          (38,000)           (38,000)
                                                                                 ------------       ------------

TOTAL STOCKHOLDERS' EQUITY                                                          9,476,000          9,128,000
                                                                                 ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 25,814,000       $ 23,942,000
                                                                                 ============       ============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                FOR THE THREE MONTHS
                                                                   ENDED APRIL 30,
                                                           -------------------------------
                                                               2005               2004
                                                           ------------       ------------
CONTRACT REVENUE                                           $ 13,951,000       $ 10,798,000
CONTRACT COSTS                                               11,651,000          9,113,000
                                                           ------------       ------------

Gross margin                                                  2,300,000          1,685,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  1,737,000          1,501,000
                                                           ------------       ------------

Income from operations                                          563,000            184,000

OTHER INCOME (EXPENSE):
Interest expense                                               (100,000)           (89,000)
Gain on sale of equity investment                                48,000               --
Gain on sale of fixed assets                                       --              110,000
Equity in income (losses) of equity investment                    4,000             (2,000)
Interest and other income                                        14,000              3,000
                                                           ------------       ------------

                                                                (34,000)            22,000
                                                           ------------       ------------

Income before income taxes                                      529,000            206,000

INCOME TAX PROVISION                                           (203,000)           (17,000)
                                                           ------------       ------------

NET INCOME                                                 $    326,000       $    189,000
                                                           ============       ============

PER SHARE OF COMMON STOCK:

BASIC                                                      $       0.03       $       0.02
                                                           ============       ============

DILUTIVE                                                   $       0.02       $       0.02
                                                           ============       ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                 12,983,000         10,297,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                   1,198,000          1,195,000
                                                           ------------       ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                            14,181,000         11,492,000
                                                           ============       ============




See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                FOR THE THREE MONTHS
                                                                                   ENDED APRIL 30,
                                                                            -----------------------------
                                                                               2005              2004
                                                                            -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $   326,000       $   189,000
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH:
    Depreciation and amortization                                               176,000           201,000
    Gain on sale of fixed assets and equity investment                          (48,000)         (110,000)
    Stock based compensation                                                       --               5,000
    Equity in (income) losses of equity investment                               (4,000)            2,000
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                      (1,515,000)          (32,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                  857,000          (695,000)
    Inventory                                                                   (39,000)          (68,000)
    Other current assets                                                         42,000            31,000
    Accounts payable                                                            210,000           196,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                 (307,000)          (77,000)
    Current income taxes                                                       (172,000)             --
    Accrued liabilities                                                        (948,000)         (203,000)
                                                                            -----------       -----------
TOTAL ADJUSTMENT                                                             (1,872,000)         (848,000)
                                                                            -----------       -----------
NET CASH USED BY OPERATING ACTIVITIES                                        (1,422,000)         (561,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                  (162,000)          (99,000)
    Proceeds from sale of equity investment and fixed assets                     50,000           131,000
    Additional investment in joint venture                                      (18,000)             --
    Acquisition of businesses                                                      --            (130,000)
    Increase in other assets                                                    (28,000)          (10,000)
                                                                            -----------       -----------
NET CASH USED BY INVESTING ACTIVITIES                                          (158,000)         (108,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement of common stock                                --             498,000
    Proceeds from debt                                                        2,000,000           500,000
    Proceeds from exercise of stock options                                      28,000            37,000
    Redemption of preferred stock                                                  --             (13,000)
    Payment of accrued earnout liability                                       (150,000)             --
    Payment of premium financing                                               (300,000)         (176,000)
    Principal payments on debt                                                  (81,000)         (202,000)
                                                                            -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                     1,497,000           644,000
                                                                            -----------       -----------

Change in Cash and Cash Equivalents                                             (83,000)          (25,000)
Cash and Cash Equivalents, Beginning of Period                                  333,000            36,000
                                                                            -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   250,000       $    11,000
                                                                            ===========       ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
FIXED ASSET ACQUISITIONS INCLUDED IN ACCOUNTS PAYABLE                       $   171,000       $      --
                                                                            ===========       ===========
INCREASE IN GOODWILL AND ACCRUED LIABILITIES FOR EARNOUT LIABILITY          $   154,000       $   219,000
                                                                            ===========       ===========
FINANCING OF ANNUAL INSURANCE PREMIUM                                       $   959,000       $   891,000
                                                                            ===========       ===========


See accompanying notes to consolidated financial statements

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED APRIL 30, 2005
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation" or "Company") and its wholly-owned subsidiaries. In the quarter ending April 30, 2002, the Corporation formed IAQ Training Institute ("IAQ venture") a 50/50 joint venture to provide training in mold awareness and remediation. The IAQ venture is accounted for by the equity method of accounting whereby the Corporation records its proportionate shares of the IAQ venture's income or loss as a component of Other Income(Expense). The Corporation sold its investment in IAQ venture in the quarter ended April 30, 2005.

The condensed consolidated financial statements as of and for the three month period ended April 30, 2005 and 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended January 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.

Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - FEDERAL INCOME TAXES

A federal income tax provision of $160,000 was provided for the three month period ended April 30, 2005.

During the quarter ended April 30, 2004, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes.

At April 30, 2005 a valuation allowance for deferred taxes of $0.46 million had been provided due to the uncertainty as to the future realization of those deferred income tax assets.

State income tax provisions of $43,000 and $17,000 were made in the current and prior year periods, respectively, due to income in the current and prior year.

Income taxes paid by the Corporation for the three months ended April 30, 2005 and 2004 totaled approximately $375,000 and $36,000, respectively.

NOTE 3 - TERM DEBT

On August 3, 2000, the Corporation closed on a $4.7 million credit facility with Sky Bank, an Ohio banking association, consisting of a 3-year $3 million revolving line of credit, a 5-year $1 million equipment note, a 15-year $0.4 million mortgage and a 5-year $0.3 million commitment for future equipment financing. The new financing repaid all of the Company's existing debt.

The line of credit, equipment note and commitment for future equipment financing were initially at an interest rate of prime plus 1%. The mortgage is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years.

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

On May 18, 2005 Sky Bank permanently increased the line of credit to $8 million and extended the maturity date to June 6, 2007, subject to finalization of the loan documentation. Additionally, the interest rate on the line of credit was lowered to prime plus 1/4% and the Chief Executive Officer's limited personnel guarantee was removed.

In May 2005 Sky Bank also approved an equipment financing note of a maximum of $400,000 with a four year term and an approximate 7% interest rate, subject to finalization of the loan documentation. The April 30, 2005 balance sheet reflects $171,000 of equipment, which will be financed under this note in accounts payable as Sky Bank had not disbursed the funds to the vendor as of April 30,2005.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

On April 30, 2005, the balance on the line of credit was $6,700,000 with an unused availability of $1,300,000.

The Corporation paid interest costs totaling approximately $99,000 and $116,000 during the three months ended April 30, 2005 and 2004, respectively.

NOTE 4 - PREFERRED STOCK

In March 2004 in conjunction with the private placement of the Company's common stock, as discussed in Note 7, the remaining 6,000 shares of preferred stock were converted into 24,000 shares Common Stock with the accrued but unpaid dividends paid in cash.

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                   FOR THE THREE MONTHS
                                                                      ENDED APRIL 30,
                                                                   2005             2004
                                                                -----------      -----------
NUMERATOR:

Net Income                                                      $   326,000      $   189,000
                                                                ===========      ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                       12,983,000       10,297,000

Effect of dilutive securities:

     Warrants                                                          --            122,000
     Employee Stock Options                                       1,198,000        1,073,000
                                                                -----------      -----------

                                                                  1,198,000        1,195,000
                                                                -----------      -----------
     Denominator for diluted earnings per share--adjusted
     weighted-average shares and assumed conversions             14,181,000       11,492,000
                                                                ===========      ===========

  BASIC EARNINGS PER SHARE                                      $      0.03      $      0.02

                                                                ===========      ===========
  DILUTED EARNINGS PER SHARE                                    $      0.02      $      0.02
                                                                ===========      ===========

At April 30, 2005 and 2004; -0- and 61,000 options, and 2,000,000 and 2,000,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.

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

                                                                      FOR THE THREE MONTHS
                                                                        ENDED APRIL 30,
                                                                      2005            2004
                                                                    ---------       ---------

Net income, as reported                                             $ 326,000       $ 189,000
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects of a $203,000 benefit and -0- for 2005 and
2004, respectively                                                   (407,000)        (10,000)
                                                                    ---------       ---------

Pro forma net income (loss)                                         $ (81,000)      $ 179,000
                                                                    =========       =========

Earnings per share:

Basic-as reported                                                   $    0.03       $    0.02
                                                                    =========       =========
Basic-pro forma                                                     $   (0.01)      $    0.02
                                                                    =========       =========
Diluted-as reported                                                 $    0.02       $    0.02
                                                                    =========       =========
Diluted-pro forma                                                   $   (0.01)      $    0.02
                                                                    =========       =========

During the three months ended April 30, 2005, 250,500 stock options were issued to employees of the Corporation with the achievement of performance measures and 250,000 stock options were issued to the employee director of the Company in conjunction with his execution of a new employment agreement. The weighted average fair value of the stock options granted during the three months ended April 30, 2005 was $1.20 per share.

During the three months ended April 30, 2005 and 2004, 86,500 and 23,000 shares, respectively, of the Corporation's common stock were issued due to the exercise of stock options.

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

The Corporation granted the Investor the right of first refusal on certain subsequent offerings of the Corporation's securities and has agreed to maintain a listing of its common stock on the OTC Bulletin Board or another publicly traded market and cause its common stock to continue to be registered under
Section 12 (b) or (g) of the Exchange Act of 1934.

The net proceeds to the Corporation from the offering, after costs associated with the offering, of $449,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $287,000.

NOTE 8 - GOODWILL

At April 30, 2005 and January 31, 2005, the Corporation's goodwill was $1,492,000 and $1,338,000, respectively. The increase in goodwill during the current period was primarily attributable to a contingent earnout obligation related to an acquisition completed in fiscal 2002.

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

In June 2001, the Corporation acquired the net assets of Tri-State Restorations, Inc. The terms of the acquisition provide for an "Earnout Payment" payable in cash based upon a calculation of net profits earned through May 2005. As of April 30, 2005, $842,000 had been earned and accrued, of which $350,000 had been paid under the agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Management's Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation's or Corporation management's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation's current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. There can be no assurance that future developments and actual actions or results affecting the Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation 's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation's performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation's customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading "Risk Factors" in the Corporation's Annual Report on Form 10-K, as amended, for the year ended January 31, 2005 filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

OVERVIEW

We provide environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the current fiscal quarter, the Corporation derived the majority of its revenues from the abatement of asbestos but has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.

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

The Corporation continues to manage its projects to minimize risk and the financial impact upon the Corporation. More information on risks and the Corporation's efforts to manage risks is available in Item 1 under the caption "Risk Factors" in the Corporation's Annual Report on Form 10-K, as amended, for the year ended January 31, 2005, as amended, and supplemented elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

In general, there have been no significant changes in the Corporation's critical accounting policies since January 31, 2005. For a detailed discussion of these policies, please see Item 7 of the Corporation's Annual Report on Form 10-K, as amended, for the year ended January 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2005

During the three months ended April 30, 2005 ("Fiscal 2006"), the Corporation's contract revenues increased by 29% to $14.0 million compared to $10.8 million in the three months ended April 30, 2004 ("Fiscal 2005"). The increase was due a significant increase in contract activity at our New York, Drums and Tampa offices as compared to the prior fiscal quarter. The increase was attributable to increase volume of work placed under contract and performed by these offices.

The Corporation's gross margin increased to $2.3 million in the first quarter of fiscal 2006 compared to $1.7 million in the first quarter of fiscal 2005. Gross margin as a percentage of revenue increased to 16.5% for the current quarter from 15.6% for the prior year quarter. The increase in gross margin of $0.6 million is due to a higher volume of work. The current fiscal quarter had negative contract adjustments of $0.2 million, due to cost overruns and unexpected conditions, primarily at our Pittsburgh and Ft. Lauderdale offices. The prior fiscal quarter had negative contract adjustments of $0.6 million, due to cost overruns and unexpected conditions, primarily at our New York and Los Angeles offices.

Selling, general and administrative expenses increased to $1.74 million in the current fiscal quarter as compared to $1.5 million in the three months April 30, 2004. This increase was due to inflationary salary increases in the current fiscal year as compared to the prior fiscal year and the inclusion of the PT&L operation, which was acquired effective April 1, 2004. As a percentage of contract revenues, selling, general and administrative expense decreased by 1.45% to 12.45% for the current fiscal quarter from 13.90% for the prior year fiscal quarter.

The Corporation reported income from operations of $0.56 million for the three months ended April 30, 2005 compared to income from operations of $0.18 million for the three months ended April 30, 2004 as a direct result of the factors discussed above.

Interest expense increased to $0.10 million in the current quarter as compared to $0.09 million in the same quarter of a year ago as a result of an increase in the prime rate of interest, to which a majority of the Corporations borrowings are tied, and increase in borrowings throughout the quarter on the line of credit to finance the significantly higher level of operations.

The current fiscal year's other income included a $0.05 million gain from the Company's sale of its 50% interest in the IAQ venture, which had been accounted for under the equity method of accounting. The prior year's fiscal quarter included a $0.11 million gain from the sale of fixed assets as the Company sold equipment that was currently not being utilized.

During the quarter ended April 30, 2005, the Corporation made a $0.16 million provision for federal income taxes and a $0.04 million for state income taxes. During the quarter ended April 30, 2004, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes and a state income tax provision of $0.02 million. At April 30, 2005 a valuation allowance for deferred taxes of $0.46 million had been provided due to the uncertainty as to the future realization of those deferred income tax assets.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended April 30, 2005, the Corporation's cash decreased by $0.08 million to $0.25 million.

The decrease in cash and short-term investments during the first three months of fiscal 2006 is attributable to cash outflows from operations of $1.42 million and cash outflows of $0.16 million associated with investing activities. These cash outflows were partially offset by $1.50 million of cash inflows associated with financing activities.

Investing activities cash outflows included $0.16 million for the purchase of property, plant and equipment and a $0.02 million additional investment in the IAQ venture in preparation for the sale. These cash outflows were partially offset by $0.05 million of proceeds from the sale of the Company's 50% interest in the IAQ venture.

Financing activities cash inflows consisted of $2.0 million of proceeds from debt consisting of net borrowings on the line of credit and $0.03 million from the exercise of employee stock options. These cash inflows were partially offset by $0.32 million for the repayment of debt and insurance premium financing and $0.15 million of earnout payments related to the acquisition of businesses acquired in prior years.

At April 30, 2005, the Corporation's backlog totaled $35.4 million ($23.1 million on fixed fee contracts and $12.3 million on time and materials or unit price contracts).

During the three months ended April 30, 2004, the Corporation's cash decreased by $0.02 million to $0.01 million.

The decrease in cash and short-term investments during the first three months of fiscal 2005 is attributable to cash outflows from operations of $0.56 million and cash outflows of $0.11 million associated with investing activities. These cash outflows were partially offset by $0.64 million of cash inflows associated with financing activities.

Investing activities cash outflows included $0.1 million for the purchase of property, plant and equipment and $0.13 million of payments related to the acquisition of businesses. These cash outflows were partially offset by $0.13 million of proceeds from the sale of fixed assets.

Financing activities cash inflows consisted of $0.5 million from the private placement of the Company's common stock, $0.5 million of proceeds from debt consisting of net borrowings on the line of credit and $0.04 million from the exercise of employee stock options. These cash inflows were partially offset by $0.01 million for the redemption of preferred stock and $0.38 million for the repayment of debt and insurance premium financing.

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

In January 2005 the Company executed a non-binding letter of intent to purchase a restoration company in the southwestern United States. A part of the purchase consideration, is the payment at closing of a significant amount of cash. The Company is currently considering a number of options to raise sufficient cash to consummate this transaction.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $71,000 change in borrowing costs based upon the balance outstanding at April 30, 2005

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined under the Securities Exchange Act of 1934, as amended (Exchange Act)) were effective as of April 30, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Our Chief Executive Officer and Chief Financial Officer considered the material weaknesses that were identified by our external auditors as related to the changes in the rules associated with the advent of the Public Company Accounting Oversight Board ("PCAOB"), specifically, our past practices related to controls over period ending reporting processes and controls over non-routine and non-systematic transactions are now considered to contain material weaknesses as a result of the new rules adopted by the PCAOB. Our Chief Executive Officer and Chief Financial Officer concluded that the material weaknesses cited did not compromise the financial reporting process. Our management is taking actions to identify and remediate control deficiencies as part of its Sarbanes-Oxley 404 internal controls over financial reporting readiness project. This process only recently commenced. Our analysis is continuing and we plan to complete the project before the end of the initial assessment reporting period ending January 31, 2007.

There were no significant changes in the Company's internal control over financial reporting identified in management's evaluation during the first quarter of fiscal 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 6.  EXHIBITS

(a)   Exhibits:
                             EXHIBIT INDEX                   PAGES OF SEQUENTIAL
                      EXHIBIT NO. AND DESCRIPTION              NUMBERING SYSTEM


Exhibit 31   Certification Pursuant to Rule 13a-14(a) of the
             Securities Act of 1934, as amended, and Section 302
             Of The Sarbanes-Oxley Act of 2002

Exhibit 32   Certification Pursuant To 18 U.S.C. Section 1350,
             As Amended Pursuant To Section 906 Of The Sarbanes-
             Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              PDG ENVIRONMENTAL, INC.




                                              By   /s/John C. Regan
                                                 ---------------------
                                              John C. Regan
                                              Chairman, Chief Executive Officer
                                              and Chief Financial Officer

Date:  June 13, 2005