Form 10-K/A
period 2005-01-31
PDG ENVIRONMENTAL INC
filed 2005-09-08
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3

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

Indicated by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes           No   X
                                         -----        -----

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders, which statement will be filed no later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

PDG ENVIRONMENTAL, INC.

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-K/A for PDG Environmental Inc. (the "Company") for the year ending January 31, 2005 is being filed to amend and restate the item described below contained in the Company's Annual Report on Form 10-K/A for such period originally filed with the Securities and Exchange Commission on June 10, 2005.

This Amendment No. 3 amends Part I, Item 9A Controls and Procedures, for the following purposes:

o To amend Item 4 to enhance the disclosure of the nature of the material weaknesses identified by our prior external auditors, clarify whether our external auditors have confirmed our remediation steps, to evaluate the effectiveness of our disclosure controls and procedures.

Pursuant to SEC Rule 12b-15, this Form 10-K/A sets forth the complete text of each item of Form 10-K listed above as amended, omits items of the original Form 10-K/A filed on June 10, 2005, that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-K on June 10, 2005, or modify or update the disclosures presented in the original Quarterly Report on Form 10-K, except to reflect the revisions as described above.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures. that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer and chief executive officer, to allow timely decisions regarding required disclosures.

In connection with the year end audit of the Company's consolidated financial statements for the year ended January 31, 2005, our external auditors notified our management and Audit Committee of the existence of "material weaknesses" in our internal controls relating to changes in the rules associated with the advent of the Public Company Accounting Oversight Board ("PCAOB"). Specifically our external auditors noted the following: (a) our period-end cut-off procedures were inadequate to ensure that all Company liabilities were reflected in the proper accounting period ; (b) our controls over the documentation and selection of accounting principles were inadequate due to the incomplete documentation relating to the selection and application of applicable accounting policies and
(c) our controls over non-routine and non-systematic transactions were not properly documented so that the proper recording of these transactions could be considered likely to be effective. Our Chief Executive Officer and Chief Financial Officer concluded that the material weaknesses cited did not compromise the financial reporting process.

Our management has discussed these material weaknesses with the Audit Committee. Our management is working with the Audit Committee to identify and remediate control deficiencies as part of its efforts to complete the documentation and testing of its internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and applicable rules of the Securities and Exchange Commission and the PCAOB. This process only recently commenced. Specifically, we are implementing the following measures: (a) we have instituted a new corporate wide cut-off policy including an extension of time of the cut-off period and written confirmation from our branch offices that all liabilities that they are aware of have been properly recorded, (b) we are proceeding with the documentation of all of our accounting policies and the rationale behind the selection of each policy where various alternatives exist and (c) as part of our Sarbanes-Oxley 404 internal control project, we are documenting our controls over non-routine and non-systematic transactions. Our analysis is continuing and we plan to complete the project before the end of the initial assessment-reporting period ending January 31, 2007. Our external auditors for the year ended January 31, 2005 have not confirmed our remediation steps due to their resignation as our auditors as disclosed in our Current Report on Form 8-K dated June 20, 2005 and the selection of new external auditors as disclosed in our Current Report on Form 8-K dated July 13, 2005.

After considering the aforementioned, the Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of the end of such period, our disclosure controls and procedures have been are designed to provide reasonable assurance of achieving their objectives and our disclosure controls and procedures are effective at that reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during our most recent fiscal quarter that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting.

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

                                             PDG ENVIRONMENTAL, INC.

                                             /s/ John C. Regan
                                             ----------------------------------
                                             John C. Regan,

                                             Chairman, Chief Executive Officer
                                             and Chief Financial Officer

Date:  April 28, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ John C. Regan                                        April 28, 2005
------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer, Financial Officer and Director)


Richard A. Bendis, Director                By /s/ John C. Regan
                                           ------------------------------------
                                           John C. Regan, Attorney-in-Fact
                                           April 28, 2005



Edgar Berkey, Director                     By /s/ John C. Regan
                                           ------------------------------------
                                           John C. Regan, Attorney-in-Fact
                                           April 28, 2005



James D. Chiafullo, Director               By /s/ John C. Regan
                                           ------------------------------------
                                           John C. Regan, Attorney-in-Fact
                                           April 28, 2005



Edwin J. Kilpela, Director                 By /s/ John C. Regan
                                           ------------------------------------
                                           John C. Regan, Attorney-in-Fact
                                           April 28, 2005