Form 10-Q/A
period 2005-04-30
PDG ENVIRONMENTAL INC
filed 2005-09-08
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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

PDG ENVIRONMENTAL, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for PDG Environmental Inc. (the "Company") for the quarter ended April 30, 2005 is being filed to amend and restate the item described below contained in the Company's Quarterly Report on Form 10-Q for such period originally filed with the Securities and Exchange Commission on June 14, 2005.

This Amendment No. 1 amends Part I, Item 4 Controls and Procedures, for the following purposes:

o To amend Item 4 to enhance the disclosure of the nature of the material weaknesses identified by our prior external auditors, clarify whether our external auditors have confirmed our remediation steps and evaluate the effectiveness of our disclosure controls and procedures.

Pursuant to SEC Rule 12b-15, this Form 10-Q/A sets forth the complete text of each item of Form 10-Q listed above as amended, omits items of the original Form 10-Q filed on June 14, 2005, that have not been amended, and includes as Exhibits 31 and 32 new certifications by the Chief Executive Officer and Chief Financial Officer.

In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on June 14, 2005, or modify or update the disclosures presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

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