Form 10-Q
period 2005-07-31
PDG ENVIRONMENTAL INC
filed 2005-09-14
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2005 OR

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

                                  412-243-3200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

Indicated by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes       No   X
                                       -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

As of September 12, 2005, there were 15,052,801 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements and Notes to Consolidated
           Financial Statements

      (a) Condensed Consolidated Balance Sheets as of July 31, 2005
          (unaudited) and January 31, 2005                                    3

      (b) Consolidated Statements of Operations for the Three Months
          Ended July 31, 2005 and 2004 (unaudited)                            4

      (c) Consolidated Statements of Operations for the Six Months Ended
          July 31, 2005 and 2004 (unaudited)                                  5

      (d) Consolidated Statements of Cash Flows for the Six Months Ended
          July 31, 2005 and 2004 (unaudited)                                  6

      (e) Notes to Consolidated Financial Statements (unaudited)              7

   Item 2. Management's  Discussion  and  Analysis of Financial Condition
           and Results of Operations                                         16

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        20

   Item 4. Controls and Procedures                                           20

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                 22

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       22

   Item 6. Exhibits                                                          22

   Signature and Certification                                               23

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       JULY 31,    JANUARY 31,
                                                         2005          2005
                                                     -----------   -----------
                                                     (UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                            $   150,000   $   333,000
Accounts receivable - net of allowance of $214,000    18,663,000    14,907,000
Costs and estimated earnings in excess of billings
   on uncompleted contracts                            4,502,000     4,940,000
Inventory                                                735,000       590,000
Prepaid income taxes                                     186,000            --
Other current assets                                     772,000       226,000
                                                     -----------   -----------
TOTAL CURRENT ASSETS                                  25,008,000    20,996,000
                                                     -----------   -----------
PROPERTY, PLANT AND EQUIPMENT                          9,137,000     8,565,000
Less: accumulated depreciation                        (7,521,000)   (7,227,000)
                                                     -----------   -----------
                                                       1,616,000     1,338,000
                                                     -----------   -----------
GOODWILL                                               1,571,000     1,338,000
OTHER ASSETS                                             224,000       270,000
                                                     -----------   -----------
TOTAL ASSETS                                         $28,419,000   $23,942,000
                                                     ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                     $ 4,812,000   $ 4,145,000
Billings in excess of costs and estimated earnings
   on uncompleted contracts                            2,389,000     2,222,000
Current portion of long-term debt                         92,000       192,000
Current income tax liabilities                                --       305,000
Accrued liabilities                                    3,133,000     2,937,000
                                                     -----------   -----------
TOTAL CURRENT LIABILITIES                             10,426,000     9,801,000
LONG-TERM DEBT                                         1,595,000     5,013,000
SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK        2,164,000            --
                                                     -----------   -----------
TOTAL LIABILITIES                                     14,185,000    14,814,000
                                                     -----------   -----------
STOCKHOLDERS' EQUITY
Common stock                                             296,000       260,000
Common stock warrants                                  1,750,000       153,000
Additional paid-in capital                            12,713,000     9,940,000
Deficit                                                 (487,000)   (1,187,000)
Less treasury stock, at cost                             (38,000)      (38,000)
                                                     -----------   -----------
TOTAL STOCKHOLDERS' EQUITY                            14,234,000     9,128,000
                                                     -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $28,419,000   $23,942,000
                                                     ===========   ===========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS
                                                       ENDED JULY 31,
                                                 -------------------------
                                                     2005          2004
                                                 -----------   -----------
CONTRACT REVENUE                                 $16,320,000   $15,173,000
CONTRACT COSTS                                    13,836,000    13,234,000
                                                 -----------   -----------
Gross margin                                       2,484,000     1,939,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       1,663,000     1,515,000
                                                 -----------   -----------
Income from operations                               821,000       424,000
OTHER INCOME (EXPENSE):
Interest expense                                     (97,000)      (93,000)
Interest expense for preferred dividends and
   accretion of discount                             (80,000)           --
Equity in income (losses) of equity investment            --       (14,000)
Interest and other income                              5,000         3,000
                                                 -----------   -----------
                                                    (172,000)     (104,000)
                                                 -----------   -----------
Income before income taxes                           649,000       320,000
INCOME TAX PROVISION                                (275,000)      (25,000)
                                                 -----------   -----------
NET INCOME                                       $   374,000   $   295,000
                                                 ===========   ===========
PER SHARE OF COMMON STOCK:
BASIC                                            $      0.03   $      0.03
                                                 ===========   ===========
DILUTIVE                                         $      0.03   $      0.02
                                                 ===========   ===========
AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING      13,620,000    10,886,000
   AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
   OUTSTANDING                                     1,096,000     1,390,000
                                                 -----------   -----------
AVERAGE COMMON SHARES AND DILUTIVE COMMON
   EQUIVALENTS OUTSTANDING FOR EARNINGS PER
   SHARE CALCULATION                              14,716,000    12,276,000
                                                 ===========   ===========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)

                                                            FOR THE SIX MONTHS
                                                              ENDED JULY 31,
                                                        -------------------------
                                                            2005          2004
                                                        -----------   -----------
CONTRACT REVENUE                                        $30,271,000   $25,971,000
CONTRACT COSTS                                           25,487,000    22,347,000
                                                        -----------   -----------
Gross margin                                              4,784,000     3,624,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              3,400,000     3,016,000
GAIN ON SALE OF FIXED ASSETS                                     --       110,000
                                                        -----------   -----------
Income from operations                                    1,384,000       718,000

OTHER INCOME (EXPENSE):
Interest expense                                           (197,000)     (182,000)
Interest expense for preferred dividends and
   accretion of discount                                    (80,000)           --
Gain on sale of equity investment                            48,000            --
Equity in income (losses) of equity investment                4,000       (16,000)
Interest and other income                                    19,000         6,000
                                                        -----------   -----------
                                                           (206,000)     (192,000)
                                                        -----------   -----------
Income before income taxes                                1,178,000       526,000
INCOME TAX PROVISION                                       (478,000)      (42,000)
                                                        -----------   -----------
NET INCOME                                              $   700,000   $   484,000
                                                        ===========   ===========
PER SHARE OF COMMON STOCK:
BASIC                                                   $      0.05   $      0.05
                                                        ===========   ===========
DILUTIVE                                                $      0.05   $      0.04
                                                        ===========   ===========
AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING             13,307,000    10,595,000
   AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
   OUTSTANDING                                            1,205,000     1,287,000
                                                        -----------   -----------
AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
   OUTSTANDING FOR EARNINGS PER SHARE CALCULATION        14,512,000    11,882,000
                                                        ===========   ===========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                             FOR THE SIX MONTHS
                                                                               ENDED JULY 31,
                                                                         -------------------------
                                                                             2005          2004
                                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   700,000   $   484,000
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH:
   Depreciation and amortization                                             352,000       341,000
   Interest expense for preferred dividends and accretion of discount         80,000            --
   Gain on sale of fixed assets and equity investment                        (48,000)     (110,000)
   Stock based compensation                                                       --         6,000
   Equity in (income) losses of equity investment                             (4,000)       16,000
CHANGES IN ASSETS AND LIABILITIES
   OTHER THAN CASH:
   Accounts receivable                                                    (3,756,000)   (2,161,000)
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                               438,000    (1,404,000)
   Inventory                                                                (145,000)     (150,000)
   Prepaid income taxes                                                     (186,000)           --
   Other current assets                                                      413,000       318,000
   Accounts payable                                                          687,000     1,618,000
   Billings in excess of costs and estimated earnings
      on uncompleted contracts                                               167,000       879,000
   Current income tax liabilities                                           (305,000)      (11,000)
   Accrued liabilities                                                       (74,000)       97,000
                                                                         -----------   -----------
TOTAL ADJUSTMENT                                                          (2,761,000)     (814,000)
                                                                         -----------   -----------
NET CASH USED BY OPERATING ACTIVITIES                                     (1,681,000)      (77,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                                (564,000)     (331,000)
   Proceeds from sale of equity investment and fixed assets                   50,000       131,000
   Additional investment in joint venture                                    (18,000)      (15,000)
   Increase in other assets                                                  (12,000)      (24,000)
                                                                         -----------   -----------
NET CASH USED BY INVESTING ACTIVITIES                                       (544,000)     (239,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from private placement of common and preferred stock           6,443,000       473,000
   Proceeds from debt                                                        240,000       750,000
   Proceeds from exercise of stock options                                    47,000       115,000
   Redemption of preferred stock                                                  --       (13,000)
   Payment of accrued earnout liability                                     (294,000)     (140,000)
   Payment of premium financing                                             (628,000)     (468,000)
   Principal payments on debt                                             (3,766,000)     (411,000)
                                                                         -----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  2,042,000       306,000
                                                                         -----------   -----------
Change in Cash and Cash Equivalents                                         (183,000)      (10,000)
Cash and Cash Equivalents, Beginning of Period                               333,000        36,000
                                                                         -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $   150,000   $    26,000
                                                                         ===========   ===========
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
INCREASE IN GOODWILL AND ACCRUED LIABILITIES FOR EARNOUT LIABILITY       $   233,000   $   419,000
                                                                         ===========   ===========
FINANCING OF ANNUAL INSURANCE PREMIUM                                    $   959,000   $   891,000
                                                                         ===========   ===========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE SIX MONTHS ENDED JULY 31, 2005
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation" or "Company") and its wholly-owned subsidiaries. In the quarter ending April 30, 2002, the Corporation formed IAQ Training Institute ("IAQ venture") a 50/50 joint venture to provide training in mold awareness and remediation. The IAQ venture was accounted for by the equity method of accounting whereby the Corporation records its proportionate shares of the IAQ venture's income or loss as a component of Other Income(Expense). The Corporation sold its investment in IAQ venture in the quarter ended April 30, 2005.

The condensed consolidated financial statements as of and for the three and six month periods ended July 31, 2005 and 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended January 31, 2005 and the Company's Quarterly Report on Form 10-Q, as amended, for the quarter ended April 30, 2005. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.

Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - FEDERAL INCOME TAXES

A federal income tax provision of $376,000 was provided for the six month period ended July 31, 2005.

During the six month period ended July 31, 2004, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes.

At July 31, 2005 a valuation allowance for deferred taxes of $440,000 has been provided due to the uncertainty as to the future realization of those deferred income tax assets. While the Company has recently been profitable, the federal net operating loss carryforward was only fully utilized in the quarter ended January 31, 2005 and the Company's operations are subject to a high degree of volatility due to the nature of its business. Management still believes that the allowance is reasonable and will evaluate it prospectively at the end of each quarter.

State income tax provisions of $102,000 and $42,000 were made in the current and prior year periods, respectively, due to income in the current and prior year.

Income taxes paid by the Corporation for the six months ended July 31, 2005 and 2004 totaled approximately $624,000 and $37,000, respectively.

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

On May 18, 2005 Sky Bank permanently increased the line of credit to $8 million and extended the maturity date to June 6, 2007. Additionally, the interest rate on the line of credit was lowered to prime plus 1/4% and the Chief Executive Officer's limited personnel guarantee was removed.

In May 2005 Sky Bank also approved an equipment financing note of a maximum of $400,000 with a four year term and a 7.25% interest rate. As of July 31, 2005, $240,000 of equipment had been financed on this equipment note.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

On July 31, 2005, the balance on the line of credit was $1,100,000 with an unused availability of $6,900,000.

The Corporation paid interest costs totaling approximately $223,000 and $221,000 during the six months ended July 31, 2005 and 2004, respectively.

On September 8, 2005 Sky Bank permanently increased the line of credit to $11 million, subject to finalization of the loan documentation. Additionally, the interest rate on the line of credit may be lowered from the current prime plus 1/4% rate to a London Interbank Offer Rate ("LIBOR") based pricing upon the attainment of certain operating leverage ratio. The initial LIBOR rate would be LIBOR plus 2.75% but would decrease to LIBOR plus 2.25% upon the attainment of improved operating leverage ratios.

NOTE 4 - PREFERRED STOCK

In March 2004 in conjunction with the private placement of the Company's common stock, as discussed in Note 8, the remaining 6,000 shares of preferred stock were converted into 24,000 shares Common Stock with the accrued but unpaid dividends paid in cash.

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                             FOR THE THREE MONTHS
                                                                ENDED JULY 31,
                                                          -------------------------
                                                              2005          2004
                                                          -----------   -----------
NUMERATOR:
Net Income                                                $   374,000   $   295,000
                                                          ===========   ===========

DENOMINATOR:
Denominator for basic earnings per share--weighted
   average shares                                          13,620,000    10,886,000
Effect of dilutive securities:
   Convertible Preferred Stock                                     --            --

   Warrants                                                   119,000       234,000
   Employee Stock Options                                     977,000     1,156,000
                                                          -----------   -----------
                                                            1,096,000     1,390,000
                                                          -----------   -----------
   Denominator for diluted earnings per share--adjusted
      weighted-average shares and assumed conversions      14,716,000    12,276,000
                                                          ===========   ===========
BASIC EARNINGS PER SHARE                                  $      0.03   $      0.03
                                                          ===========   ===========
DILUTED EARNINGS PER SHARE                                $      0.03   $      0.02
                                                          ===========   ===========

At July 31, 2005 and 2004; 561,000 and 60,000 options, and 2,782,000 and
2,000,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock is not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.

                                                              FOR THE SIX MONTHS
                                                                ENDED JULY 31,
                                                          -------------------------
                                                              2005          2003
                                                          -----------   -----------
NUMERATOR:
Net Income                                                $   700,000   $   484,000
                                                          ===========   ===========

DENOMINATOR:
Denominator for basic earnings per share--weighted
   average shares                                          13,307,000    10,595,000
Effect of dilutive securities:
   Convertible Preferred Stock                                     --            --
   Warrants                                                   138,000       180,000
   Employee Stock Options                                   1,067,000     1,107,000
                                                          -----------   -----------
                                                            1,205,000     1,287,000
                                                          -----------   -----------
   Denominator for diluted earnings per share--adjusted
      weighted-average shares and assumed conversions      14,512,000    11,882,000
                                                          ===========   ===========
BASIC EARNINGS PER SHARE                                  $      0.05   $      0.05
                                                          ===========   ===========
DILUTED EARNINGS PER SHARE                                $      0.05   $      0.04
                                                          ===========   ===========

At July 31, 2005 and 2004; 561,000 and 60,000 options, and 2,000,000 and
2,000,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock is not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.

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

                                                          FOR THE THREE MONTHS
                                                             ENDED JULY 31,
                                                          --------------------
                                                            2005       2004
                                                          --------   --------
Net income, as reported                                   $374,000   $295,000
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects of a $5,000 benefit and
   -0- for 2005 and 2004, respectively                      (8,000)   (40,000)
                                                          --------   --------
Pro forma net income                                      $366,000   $255,000
                                                          ========   ========

Earnings per share:
Basic-as reported                                         $   0.03   $   0.03
                                                          ========   ========
Basic-pro forma                                           $   0.03   $   0.02
                                                          ========   ========
Diluted-as reported                                       $   0.03   $   0.02
                                                          ========   ========
Diluted-pro forma                                         $   0.02   $   0.02
                                                          ========   ========

                                                           FOR THE SIX MONTHS
                                                             ENDED JULY 31,
                                                          --------------------
                                                             2005       2004
                                                          ---------   --------
Net income, as reported                                   $ 700,000   $484,000
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects of a $235,000 benefit and
   -0- for 2005 and 2004, respectively                     (384,000)   (50,000)
                                                          ---------   --------
Pro forma net income                                      $ 316,000   $434,000
                                                          =========   ========

Earnings per share:
Basic-as reported                                         $    0.05   $   0.05
                                                          =========   ========
Basic-pro forma                                           $    0.02   $   0.04
                                                          =========   ========
Diluted-as reported                                       $    0.05   $   0.04
                                                          =========   ========
Diluted-pro forma                                         $    0.02   $   0.04
                                                          =========   ========

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

During the three months ended July 31, 2004, 40,000 stock options were issued to the non-employee directors of the Company.

During the six months ended July 31, 2005 and 2004, 130,000 and 222,500 shares, respectively, of the Corporation's common stock were issued due to the exercise of stock options.

NOTE 7 - PRIVATE PLACEMENT OF SECURITIES - JULY 2005

COMMON PRIVATE PLACEMENT

SECURITIES PURCHASE AGREEMENT

On July 1, 2005, the Company executed a securities purchase agreement (the "Common Purchase Agreement") with various institutional and accredited investors (the "Common Investors") pursuant to which it agreed to sell in a private placement transaction (the "Common Private Placement") for an aggregate purchase price of

$1,500,000 (a) 1,666,667 shares of the Company's Common Stock, par value $0.02 per share (the "Common Shares"), (b) warrants to purchase 416,667 shares of the Company's Common Stock at an exercise price of $1.11 per share ("First Common Offering Warrants") and (c) warrants to purchase 416,667 shares of the Company's Common Stock at an exercise price of $1.33 per share ("Second Common Offering Warrants" and, together with the First Common Offering Warrants, the "Common Offering Warrants"). The $0.90 purchase price per share for the Common Shares approximately represents 80% of the average of the daily volume weighted average price of the Common Stock for the 20 day period prior to the execution of the Common Purchase Agreement. The Company closed the Common Private Placement on July 6, 2005.

COMMON WARRANTS

The First Common Offering Warrants issued to each Common Investor provide such Common Investor the right to purchase shares of the Company's Common Stock, in aggregate, up to an additional 25% of the total number of Common Shares purchased by such Common Investor in the Common Private Placement at an exercise price of $1.11 per share. The First Common Offering Warrants contain a cashless exercise provision, whereby if at any time after one year from the date of issuance of this Warrant there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Warrant Holder, then the Warrant may also be exercised at such time by means of a "cashless exercise" in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The First Common Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Company's capital stock, issuances of the Company's securities for consideration below the exercise price and pro rata distributions of cash, property, assets or securities to holders of the Company's Common Stock. If the First Common Offering Warrants are exercised in full in cash, the Company would receive upon such exercise aggregate proceeds of $462,500.

The Second Common Offering Warrant issued to each Common Investors provides such Common Investor the right to purchase shares of the Company's Common Stock, in aggregate, up to an additional 25% of the total number of Common Shares purchased by such Common Investor in the Common Private Placement at an exercise price of $1.33 per share. The Second Common Offering Warrants contain a cashless exercise provision, whereby if at any time after one year from the date of issuance of this Warrant there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Warrant Holder, then the Warrant may also be exercised at such time by means of a "cashless exercise" in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The Second Common Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Company's capital stock, issuances of Company's securities for consideration below the exercise price and pro rata distributions of cash, property, assets or securities to holders of the Company's common stock. If the Second Common Offering Warrants are exercised in full in cash, the Company would receive upon such exercise aggregate proceeds of $554,167.

The net proceeds to the Corporation from the offering, after costs associated with the Common Stock portion of the offering, of $1,367,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $365,000.

PREFERRED PRIVATE PLACEMENT

SECURITIES PURCHASE AGREEMENT

On July 1, 2005, the Company executed a securities purchase agreement ("Preferred Purchase Agreement") with various institutional and accredited investors (the "Preferred Investors") pursuant to which it agreed to sell in a private placement transaction (the "Preferred Private Placement") for an aggregate purchase price of $5,500,000 (a) 5,500 shares of the Company's Series C Convertible Preferred Stock, stated value $1,000 per share (the "Preferred Shares"), (b) warrants to purchase 1,375,000 shares of the Company's Common Stock at an exercise price of $1.11 per share ("First Preferred Offering Warrants"), (c) warrants to purchase 1,375,000 shares of the Company's Common Stock at an exercise price of $1.33 per share ("Second Preferred Offering Warrants" and, together with the First Preferred Offering Warrants," the "Preferred Offering Warrants") and (d) warrants ("Over-Allotment Warrants") to purchase (1) up to 1,375 shares of Series C Preferred Stock (the "Additional Preferred Shares"), (2) warrants to purchase up to 343,750 shares of Common Stock at $1.11 per share ("First Additional Warrants") and (3) warrants to purchase up to 343,750 shares of Common Stock at $1.33 per share ("Second Additional Warrants" and, together with the First Additional Warrants, the "Additional Warrants"). The Preferred Private Placement closed on July 6, 2005.

Under the terms of the Preferred Purchase Agreement, the Company is required to obtain stockholder approval to an amendment to its Certificate of Incorporation (the "Certificate of Amendment") to increase the number of authorized shares of Common Stock. Subject to certain permitted issuances under the Preferred Purchase Agreement, the Company is also restricted from issuing additional securities for a period of six (6) months following the effective date of the Preferred Registration Statement without the prior written consent the holders of the Preferred Shares.

PREFERRED WARRANTS

The First Preferred Offering Warrants issued to each Preferred Investor provide such Preferred Investor the right to purchase shares of the Company's Common Stock, in aggregate, up to an additional 25% of the total number of shares of Common Stock issuable upon the conversion of the Preferred Stock purchased by such Preferred Investor in the Preferred Private Placement at an exercise price of $1.11 per share. The First Preferred Offering Warrants contain a cashless exercise provision, whereby at any time the Warrant may also be exercised at such time by means of a "cashless exercise" in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The First Preferred Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Company's capital stock, issuances of Common Stock for consideration below the exercise price and pro rata distributions of cash, property, assets or securities to holders of the Company's common stock. If the First Preferred Offering Warrants are exercised in full in cash, the Company would receive upon such exercise aggregate proceeds of $1,526,250.

The Second Preferred Offering Warrants issued to each Preferred Investor provide such Preferred Investor the right to purchase shares of the Company's Common Stock, in aggregate, up to an additional 25% of the total number of shares of Common Stock issuable upon the conversion of the Preferred Stock purchased by such Preferred Investor in the Preferred Private Placement at an exercise price of $1.33 per share. The Second Preferred Offering Warrants contain a cashless exercise provision, whereby at any time the Warrant may also be exercised at such time by means of a "cashless exercise" in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The Second Preferred Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Company's capital stock, issuances of the Company's securities for consideration below the exercise price as well as pro rata distributions of cash, property, assets or securities to holders of the Company's common stock. If the Second Preferred Offering Warrants are exercised in full in cash, the Company would receive upon such exercise aggregate proceeds of $1,828,750.

The net proceeds to the Corporation from the offering, after costs associated with the Preferred Stock portion of the offering, of $4,988,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $1,232,000.

OVER-ALLOTMENT WARRANTS

The Over-Allotment Warrants issued to each Preferred Investor provides such Preferred Investor the right to purchase at an exercise price of $1,000 per share (a) Additional Preferred Shares, in aggregate, up to 25% of the total number of shares of Series C Preferred Stock purchased by such Preferred Investor in the Preferred Private Placement, (b) First Additional Warrants exercisable for a number of shares of Common Stock in an amount, in aggregate, up to 6.25% of the total number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock purchased by such Preferred Investor in the Preferred Private Placement at an exercise price of $1.11 per share and (c) Second Additional Warrants exercisable for a number of shares of Common Stock in an amount, in aggregate, up to 6.25% of the total number of shares of the Common Stock issuable upon conversion of the Series C Preferred purchased by such Purchaser in the Preferred Private Placement at an exercise price of $1.33 per share. The Over-Allotment Warrants expire upon the later of (x) 90 days after the effectiveness of the Preferred Registration Statement (as defined below) and
(y) the date upon which the Company obtains stockholder approval of the Certificate of Amendment.

TERMS OF THE PREFERRED STOCK

The rights and preferences of the Preferred Shares are set forth in the Certificate of Designation, Preferences and Rights of Series C Preferred Stock (the "Certificate of Designation"). The Preferred Shares have a face value of $1,000 per share and are convertible at any time at the option of the holder into shares of Common Stock ("Conversion Shares") at the initial conversion price of $1.00 per share (the "Conversion Price"), subject to certain adjustments including (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, sales or transfers of the assets of the Company, share exchanges or other similar events, (b) certain anti-dilution adjustments. For a complete description of the terms of the Preferred Shares please see the Certificate of Designation.

After valuing the warrants for the purchase of the Corporation's common stock issued with the convertible Preferred Shares ($1,232,000), the beneficial conversion contained in the Preferred Shares ($1,672,000) and the estimated costs associated with the Preferred Stock portion of the financing ($512,000) the convertible preferred stock will initially be valued at $2,084,000. The difference between this initial value and the face value of the Preferred Stock of $3,416,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 24.5%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three and six month periods ended July 31, 2005 the accretion of the aforementioned discount was $43,000. In accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.

A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three and six month periods ended July 31, 2005 the accrued dividend was $37,000. In accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the accretion of the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.

The aforementioned private placement of common stock and preferred stock initially resulted in a $4.378 million increase in the Company's Stockholders' Equity for the amounts allocated to common stock, common stock warrants and additional paid-in capital.

NOTE 8 - PRIVATE PLACEMENT OF SECURITIES - MARCH 2004

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

NOTE 9 - GOODWILL

At July 31, 2005 and January 31, 2005, the Corporation's goodwill was $1,571,000 and $1,338,000, respectively. The increase in goodwill during the current fiscal period was primarily attributable to a contingent earnout obligation related to an acquisition completed in fiscal 2002.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Corporation is party to litigation matters and claims that are in the ordinary course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Corporation's consolidated financial statements.

In June 2001, the Corporation acquired the net assets of Tri-State Restorations, Inc. The terms of the acquisition provide for an "Earnout Payment" payable in cash based upon a calculation of net profits earned through May 2005. As of July 31, 2005, $877,000 had been earned and accrued, of which $450,000 had been paid under the agreement.

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 11 - SUBSEQUENT EVENT

On August 25, 2005, the Company, pursuant to an Asset Purchase Agreement, (the "Agreement"), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates - Commercial, Ltd., and Flagship Reconstruction Associates - Residential, Ltd. ("Flagship"), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due one-year from the closing, 236,027 shares of the Company's restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company's restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company's restricted common stock at an exercise price of $1.06. The warrants expire five years from the date of closing. The Agreement also includes earn-out provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. The owner of Flagship entered into an eighteen-month employment and non-competition agreement with the Company.

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

OVERVIEW

We provide environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the current fiscal quarter and six-month period, the Corporation derived the majority of its revenues from the abatement of asbestos but has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2005

During the three months ended July 31, 2005 ("Fiscal 2006"), the Corporation's contract revenues increased by 8% to $16.3 million compared to $15.2 million in the three months ended July 31, 2004 ("Fiscal 2005"). The increase was due an increase in contract activity at our New York, Rock Hill, Los Angeles and Tampa offices as compared to the prior fiscal quarter. The increase was attributable to an increase in volume of work placed under contract and performed by these offices.

The Corporation's gross margin increased to $2.5 million in the second quarter of fiscal 2006 compared to $1.9 million in the second quarter of fiscal 2005. Gross margin as a percentage of revenue increased to 15.2% for the current quarter from 12.8 % for the prior year quarter. The increase in gross margin of $0.55 million is due to a higher volume of work performed at a greater gross margin percentage. The current fiscal quarter had no negative contract adjustments. The prior fiscal quarter had negative contract adjustments of $0.4 million, due to cost overruns and unexpected conditions, primarily at our New York, Pittsburgh and Seattle offices.

Selling, general and administrative expenses increased to $1.66 million in the current fiscal quarter as compared to $1.52 million in the three months ended July 31, 2004. This increase was due to personnel and salary increases in the current fiscal year as compared to the prior fiscal year and an overall increase in various operating expenses. As a percentage of contract revenues, selling, general and administrative expense remained relatively constant at 10.2% for the current fiscal quarter vs. 10.0% for the prior year fiscal quarter.

The Corporation reported income from operations of $0.82 million for the three months ended July 31, 2005 compared to income from operations of $0.42 million for the three months ended July 31, 2004 as a direct result of the factors discussed above.

Interest expense increased slightly to $0.10 million in the current quarter as compared to $0.09 million in the same quarter of a year ago as a result of an increase in the prime rate of interest, to which a majority of the Corporations borrowings are tied, which more than offset the decrease in the balance outstanding on the line of credit after the receipt of the approximate $6.4 million net proceeds from the private placement of the Company's securities in early July 2005 which was utilized to reduce the outstanding balance on the line of credit.

Interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock. As the preferred shares are mandatorily redeemable, the actual dividend of $37,000 and the accretion of the discount associated with the preferred stock of $43,000 are required to be reflected as interest expense.

During the quarter ended July 31, 2005, the Corporation made a $0.22 million provision for federal income taxes and a $0.06 million provision for state income taxes. During the quarter ended July 31, 2004, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes and a state income tax provision of $0.025 million. At July 31, 2005 a valuation allowance for deferred taxes of $0.44 million had been provided due to the uncertainty as to the future realization of those deferred income tax assets. While the Company has recently been profitable, the federal net operating loss carryforward was only fully utilized in the quarter ended January 31, 2005 and the Company's operations are subject to a high degree of volatility due to the nature of its business. Management still believes that the allowance is reasonable and will evaluate it prospectively at the end of each quarter

SIX MONTHS ENDED JULY 31, 2005

During the six months ended July 31, 2005 ("Fiscal 2006"), the Corporation's contract revenues increased by 17% to $30.3 million compared to $26.0 million in the six months ended July 31, 2004 ("Fiscal 2005"). The increase was due an increase in contract activity at our New York, Tampa and Rock Hill offices as compared to the prior fiscal period. The increase was attributable to an increase in volume of work placed under contract and performed by these offices.

The Corporation's gross margin increased to $4.8 million in the half of fiscal 2006 compared to $3.6 million in the first half of fiscal 2005. Gross margin as a percentage of revenue increased to 15.8% for the current six-month period from 14.0% for the prior year period. The increase in gross margin of $1.16 million is due to a higher volume of work performed at a greater gross margin percentage. The current fiscal period had no negative contract adjustments. The prior fiscal period had negative contract adjustments of $0.7 million, due to cost overruns and unexpected conditions, primarily at our New York, Pittsburgh and Los Angeles offices.

Selling, general and administrative expenses increased to $3.4 million in the current fiscal period as compared to $3.0 million in the six months ended July 31, 2004. This increase was due to personnel and salary increases in the current fiscal year as compared to the prior fiscal year, an overall increase in various operating expenses and the inclusion of the PT&L operation, which was acquired effective April 1, 2004. As a percentage of contract revenues, selling, general and administrative expense decreased by 0.4% to 11.2% for the current fiscal period from 11.6% for the prior year fiscal period.

The Corporation's six-month period ended July 31, 2004 included a $0.11 million gain from the sale of fixed assets as the Company sold equipment that was currently not being utilized.

The Corporation reported income from operations of $1.38 million for the six months ended July 31, 2005 compared to income from operations of $0.72 million for the six months ended July 31, 2004 as a direct result of the factors discussed above.

Interest expense increased to $0.20 million in the current period as compared to $0.18 million in the same period of a year ago as a result of an increase in the prime rate of interest, to which a majority of the Corporations borrowings are tied, which more than offset the decrease in the balance outstanding on the line of credit after the receipt of the approximate $6.4 million net proceeds from the private placement of the Company's securities in early July 2005 which was utilized to reduce the outstanding balance on the line of credit.

Interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock. As the preferred shares are mandatorily redeemable, the actual dividend of $37,000 and the accretion of the discount associated with the preferred stock of $43,000 are required to be reflected as interest expense.

The Corporation's other income for the six-month period ended July 31, 2005 included a $0.05 million gain from the Company's sale of its 50% interest in the IAQ venture, which had been accounted for under the equity method of accounting.

During the six-month period ended July 31, 2005, the Corporation made a $0.38 million provision for federal income taxes and a $0.10 million for state income taxes. During the six months ended July 31, 2004, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes and a state income tax provision of $0.04 million. At July 31, 2005 a valuation allowance for deferred taxes of $0.44 million had been provided due to the uncertainty as to the future realization of those deferred income tax assets. While the Company has recently been profitable, the federal net operating loss carryforward was only fully utilized in the quarter ended January 31, 2005 and the Company's operations are subject to a high degree of volatility due to the nature of its business. Management still believes that the allowance is reasonable and will evaluate it prospectively at the end of each quarter

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended July 31, 2005, the Corporation's cash decreased by $0.18 million to $0.15 million.

The decrease in cash and short-term investments during the first six months of fiscal 2006 is attributable to cash outflows from operations of $1.68 million and cash outflows of $0.54 million associated with investing activities. These cash outflows were partially offset by $2.04 million of cash inflows associated with financing activities.

Cash utilized by operating activities totaled $1.68 million in the six months ended July 31, 2005. Cash outflows included, a $3.76 million increase in accounts receivable caused by the significant increase in billings in July 2005, a $0.15 million increase in inventories, a $0.19 million increase in prepaid income taxes, a $0.31 million decrease in current income tax liabilities and a $0.07 million decrease in accrued liabilities related to the timing of payments These cash outflows were partially offset by cash inflows including $0.70 million of net income in the current fiscal period, $0.08 million of preferred stock dividends and accretion of the discount on the related preferred stock which are non-cash in nature as the dividends on the preferred stock accumulate until conversion or maturity, a $0.44 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.41 million decrease in other current assets, a $0.69 million increase in accounts payable, a $0.17 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, and $0.35 million of depreciation and amortization.

Investing activities cash outflows included $0.56 million for the purchase of property, plant and equipment and the $0.02 million of capital contributions in the IAQ joint venture prior to the sale of its interest by the Company. These cash outflows were partially offset by $0.05 million of proceeds from the sale of the Company's equity investment in the IAQ joint venture.

Financing activities cash inflows consisted of $6.44 million from the private placement of the Company's common and convertible preferred stock in July 2005 (which was net of $0.56 million of costs associated with the private placement), $0.24 million of proceeds from a $0.4 million equipment line provided by the Company's bank and $0.05 million from the exercise of employee stock options. These cash inflows were partially offset by $4.4 million for the repayment of debt and insurance premium financing, including a $3.6 million net reduction in the Company's line of credit with the proceeds of the aforementioned private placement of the Company's equity securities in July 2005 and $0.29 million of earnout payments related to the acquisition of businesses acquired in prior years. On August 25, 2005 the Company purchased the operations of Flagship and reborrowed on the line of credit to fund the purchase price payable at closing.

At July 31, 2005, the Corporation's backlog totaled $37.5 million ($24.3 million on fixed fee contracts and $13.2 million on time and materials or unit price contracts).

During the six months ended July 31, 2004, the Corporation's cash decreased by $0.01 million to $0.03 million.

The decrease in cash and short-term investments during the first six months of fiscal 2005 is attributable to cash outflows from operations of $0.08 million and cash outflows of $0.24 million associated with investing activities. These cash outflows were partially offset by $0.31 million of cash inflows associated with financing activities.

Cash utilized by operating activities totaled $0.08 million in the six months ended July 31, 2004. Cash outflows included a $2.16 million increase in accounts receivable caused by the significant increase in billings in the second quarter, a $1.4 million increase in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.15 million increase in inventories. These cash outflows were partially offset by cash inflows including $0.48 million of net income in the current fiscal period, a $0.32 million decrease in other current assets, a $1.62 million increase in accounts payable, a $0.88 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.10 million increase in accrued liabilities related to the timing of payments and $0.34 million of depreciation and amortization.

Investing activities cash outflows included $0.33 million for the purchase of property, plant and equipment and the $0.02 million of additional investment in the IAQ joint venture. These cash outflows were partially offset by $0.13 million of proceeds from the sale of fixed assets.

Financing activities cash inflows consisted of $0.47 million from the private placement of the Company's common stock (which was net of $0.03 million of costs associated with registering the Company's common stock related to the private placement), $0.75 million of proceeds from debt consisting of net borrowings on the line of credit and

$0.12 million from the exercise of employee stock options. These cash inflows were partially offset by $0.88 million for the repayment of debt and insurance premium financing and insurance premium financing and $0.14 million of earnout payments related to the acquisition of businesses acquired in prior years.

The Corporation believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of earnout obligations, the settlement of commitments and contingencies (as fully described in Note 10 to the Corporation's consolidated financial statements.) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside the Corporation's control. Additionally, while the Corporation currently has significant, uncommitted bonding facilities, primarily to support various commercial provisions in the Corporation's contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the Corporation's available capacity under the revolving credit facilities. There can be no assurance that such facilities will be available at reasonable terms to service the Corporation's ordinary course obligations.

In January 2005 the Company executed a non-binding letter of intent to purchase a restoration company in the southwestern United States. On August 25, 2005, the Company pursuant to an Asset Purchase Agreement completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates - Commercial, Ltd., and Flagship Reconstruction Associates - Residential, Ltd. ("Flagship"), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest of 6% due one-year from the closing, 236,027 shares of the Company's restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company's restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company's restricted common stock at an exercise price of $1.06. The warrants expire five years from the date of closing. The Agreement also includes earn-out provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. The owner of Flagship entered into an eighteen-month employment and non-competition agreement with the Company. The purchase of Flagship utilized the majority of the funds raised in the July 2005 private placement of the Company's equity securities, which in the period between the closing of the private placement and the purchase of Flagship, had been utilized to reduce the outstanding balance on the Company's line of credit and therefore the related interest costs.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $17,000 change in borrowing costs based upon the balance outstanding at July 31, 2005

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures. that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer and chief executive officer, to allow timely decisions regarding required disclosures

In connection with the year end audit of the Company's consolidated financial statements for the year ended January 31, 2005, our external auditors notified our management and Audit Committee of the existence of "material weaknesses" in our internal controls relating to changes in the rules associated with the advent of the Public Company Accounting Oversight Board ("PCAOB"). Specifically our external auditors noted the following: (a) our period-end cut-off procedures were inadequate to ensure that all Company liabilities were reflected in the proper accounting period ; (b) our controls over the documentation and selection of accounting principles were inadequate due to the incomplete documentation relating to the selection and application of applicable accounting policies and (c) our controls over non-routine and non-systematic transactions were not properly documented so that the proper recording of these transactions could be considered likely to be effective. Our Chief Executive Officer and Chief Financial Officer concluded that the material weaknesses cited did not compromise the financial reporting process.

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

                           PART II-- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See the Company's Current Reports on Form 8-K filed with the SEC on July 7, 2005 and August 31, 2005.

ITEM 6. EXHIBITS

(a) Exhibits:

                                  EXHIBIT INDEX

                                                             PAGES OF SEQUENTIAL
                EXHIBIT NO. AND DESCRIPTION                    NUMBERING SYSTEM
                ---------------------------                  -------------------
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

Date: September 14, 2005