Form 10-Q
period 2005-10-31
PDG ENVIRONMENTAL INC
filed 2005-12-14
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2005 OR


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

                                  412-243-3200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicated by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes      No  X
                                        ---     ---

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes      No  X
                                         ---     ---

As of December 12, 2005, there were 15,742,926 shares of the registrant's common stock outstanding.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES


                                      INDEX




PART I.  FINANCIAL INFORMATION                                                                           PAGE

    Item 1.   Consolidated Financial Statements and Notes to Consolidated Financial Statements


         (a)  Condensed Consolidated Balance Sheets as of October 31, 2005 (unaudited) and
              January 31, 2005                                                                             3

         (b)  Consolidated Statements of Operations for the Three Months Ended October 31, 2005
              and 2004 (unaudited)                                                                         4

         (c)  Consolidated Statements of Operations for the Nine Months Ended October 31, 2005
              and 2004 (unaudited)                                                                         5

         (d)  Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2005
              and 2004 (unaudited)                                                                         6

         (e)  Notes to Consolidated Financial Statements (unaudited)                                       7


    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations       18

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                  22

    Item 4.   Controls and Procedures                                                                     22

PART II.  OTHER INFORMATION

    Item 1.   Legal Proceedings                                                                           24

    Item 1A.   Risk Factors                                                                               24

    Item 4.   Submission of Matters to a Vote of Security Holders                                         26

    Item 6.   Exhibits                                                                                    27

    Signature and Certification                                                                           28

                          PART I. FINANCIAL INFORMATION
                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    OCTOBER 31,          JANUARY 31,
                                                                                       2005                 2005
                                                                                   ------------         ------------
                                                                                    (UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                          $    283,000         $    333,000
Accounts receivable - net of allowance of $214,000                                   21,513,000           14,907,000
Costs and estimated earnings in excess of billings on uncompleted contracts           8,042,000            4,940,000
Inventory                                                                               794,000              590,000
Prepaid income taxes                                                                     45,000                 --
Other current assets                                                                    552,000              226,000
                                                                                   ------------         ------------

TOTAL CURRENT ASSETS                                                                 31,229,000           20,996,000
                                                                                   ------------         ------------

PROPERTY, PLANT AND EQUIPMENT                                                         9,549,000            8,565,000
Less:  accumulated depreciation                                                      (7,620,000)          (7,227,000)
                                                                                   ------------         ------------
                                                                                      1,929,000            1,338,000
                                                                                   ------------         ------------

GOODWILL                                                                              2,600,000            1,338,000
OTHER ASSETS                                                                          5,725,000              270,000
                                                                                   ------------         ------------

TOTAL ASSETS                                                                       $ 41,483,000         $ 23,942,000
                                                                                   ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                                   $  7,248,000         $  4,145,000
Billings in excess of costs and estimated earnings
  on uncompleted contracts                                                            2,233,000            2,222,000
Current portion of long-term debt                                                       841,000              192,000
Current income tax liabilities                                                             --                305,000
Accrued liabilities                                                                   4,870,000            2,937,000
                                                                                   ------------         ------------

TOTAL CURRENT LIABILITIES                                                            15,192,000            9,801,000

LONG-TERM DEBT                                                                        7,280,000            5,013,000
SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK                                       2,745,000                 --
                                                                                   ------------         ------------

TOTAL LIABILITIES                                                                    25,217,000           14,814,000
                                                                                   ------------         ------------

STOCKHOLDERS' EQUITY
Common stock                                                                            308,000              260,000
Common stock warrants                                                                 2,134,000              153,000
Additional paid-in capital                                                           13,344,000            9,940,000
Retained earnings (deficit)                                                             518,000           (1,187,000)
Less treasury stock, at cost                                                            (38,000)             (38,000)
                                                                                   ------------         ------------

TOTAL STOCKHOLDERS' EQUITY                                                           16,266,000            9,128,000
                                                                                   ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 41,483,000         $ 23,942,000
                                                                                   ============         ============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                                FOR THE THREE MONTHS
                                                                                  ENDED OCTOBER 31,
                                                                          ---------------------------------
                                                                              2005                 2004
                                                                          ------------         ------------
CONTRACT REVENUE                                                          $ 26,186,000         $ 18,903,000
CONTRACT COSTS                                                              22,071,000           16,024,000
                                                                          ------------         ------------

Gross margin                                                                 4,115,000            2,879,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 2,436,000            1,676,000
GAIN ON SALE OF FIXED ASSETS                                                    10,000                 --
                                                                          ------------         ------------


Income from operations                                                       1,689,000            1,203,000

OTHER INCOME (EXPENSE):
Interest expense                                                              (114,000)            (104,000)
Interest expense for preferred dividends and accretion of discount            (242,000)                --
Equity in income (losses) of equity investment                                    --                 (8,000)
Interest and other income                                                        3,000                3,000
                                                                          ------------         ------------

                                                                              (353,000)            (109,000)
                                                                          ------------         ------------

Income before income taxes                                                   1,336,000            1,094,000

INCOME TAX PROVISION                                                          (331,000)             (88,000)
                                                                          ------------         ------------

NET INCOME                                                                $  1,005,000         $  1,006,000
                                                                          ============         ============

PER SHARE OF COMMON STOCK:

BASIC                                                                     $       0.07         $       0.09
                                                                          ============         ============

DILUTIVE                                                                  $       0.05         $       0.09
                                                                          ============         ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                                15,100,000           10,936,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                                  8,836,000              834,000
                                                                          ------------         ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                           23,936,000           11,770,000
                                                                          ============         ============




See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                                   (UNAUDITED)


                                                                                FOR THE NINE MONTHS
                                                                                  ENDED OCTOBER 31,
                                                                          ---------------------------------
                                                                              2005                 2004
                                                                          ------------         ------------
CONTRACT REVENUE                                                          $ 56,457,000         $ 44,874,000
CONTRACT COSTS                                                              47,558,000           38,371,000
                                                                          ------------         ------------

Gross margin                                                                 8,899,000            6,503,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 5,837,000            4,692,000
GAIN ON SALE OF FIXED ASSETS                                                    10,000              110,000
                                                                          ------------         ------------

Income from operations                                                       3,072,000            1,921,000

OTHER INCOME (EXPENSE):
Interest expense                                                              (310,000)            (286,000)
Interest expense for preferred dividends and accretion of discount            (322,000)                --
Gain on sale of equity investment                                               48,000                 --
Equity in income (losses) of equity investment                                   4,000              (24,000)
Interest and other income                                                       22,000                9,000
                                                                          ------------         ------------

                                                                              (558,000)            (301,000)
                                                                          ------------         ------------

Income before income taxes                                                   2,514,000            1,620,000

INCOME TAX PROVISION                                                          (809,000)            (130,000)
                                                                          ------------         ------------

NET INCOME                                                                $  1,705,000         $  1,490,000
                                                                          ============         ============

PER SHARE OF COMMON STOCK:

BASIC                                                                     $       0.12         $       0.14
                                                                          ============         ============

DILUTIVE                                                                  $       0.10         $       0.13
                                                                          ============         ============

AVERAGE COMMON SHARE EQUIVALENTS OUTSTANDING                                13,911,000           10,710,000

AVERAGE DILUTIVE COMMON SHARE EQUIVALENTS
OUTSTANDING                                                                  5,734,000            1,123,000
                                                                          ------------         ------------

AVERAGE COMMON SHARES AND DILUTIVE COMMON EQUIVALENTS
OUTSTANDING FOR EARNINGS PER
SHARE CALCULATION                                                           19,645,000           11,833,000
                                                                          ============         ============

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS
                                                                                    ENDED OCTOBER 31,
                                                                                 2005               2004
                                                                              -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $ 1,705,000         $ 1,490,000
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH:
    Depreciation and amortization                                                 666,000             507,000
    Interest expense for preferred dividends and accretion of discount            322,000                --
    Provision for allowance for doubtful accounts                                    --               150,000
    Gain on sale of fixed assets and equity investment                            (58,000)           (110,000)
    Stock based compensation                                                         --                 6,000
    Equity in (income) losses of equity investment                                 (4,000)             24,000
CHANGES IN ASSETS AND LIABILITIES
  OTHER THAN CASH:
    Accounts receivable                                                        (6,606,000)         (6,701,000)
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                 (3,102,000)         (2,091,000)
    Inventory                                                                    (204,000)           (224,000)
    Prepaid income taxes                                                          (45,000)             14,000
    Other current assets                                                          633,000             633,000
    Accounts payable                                                            3,123,000           2,896,000
    Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                     11,000           2,205,000
    Current income tax liabilities                                               (305,000)             51,000
    Accrued liabilities                                                         1,840,000           1,409,000
                                                                              -----------         -----------
TOTAL ADJUSTMENT                                                               (4,655,000)         (1,808,000)
                                                                              -----------         -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               (2,024,000)            259,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                  (1,004,000)           (740,000)
    Proceeds from sale of equity investment and fixed assets                       60,000             131,000
    Additional investment in joint venture                                        (18,000)            (15,000)
    Acquisition of businesses                                                  (5,339,000)           (121,000)
    Increase in other assets                                                      (62,000)            (26,000)
                                                                              -----------         -----------
NET CASH USED BY INVESTING ACTIVITIES                                          (6,363,000)           (771,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement of common and preferred stock               7,160,000             448,000
    Proceeds from debt                                                          2,373,000           1,400,000
    Proceeds from exercise of stock options                                       272,000             117,000
    Redemption of preferred stock                                                    --               (13,000)
    Payment of accrued earnout liability                                         (294,000)            (69,000)
    Payment of premium financing                                                 (959,000)           (891,000)
    Principal payments on debt                                                   (215,000)           (492,000)
                                                                              -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       8,337,000             500,000
                                                                              -----------         -----------

Change in Cash and Cash Equivalents                                               (50,000)            (12,000)
Cash and Cash Equivalents, Beginning of Period                                    333,000              36,000
                                                                              -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   283,000         $    24,000
                                                                              ===========         ===========

SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
INCREASE IN GOODWILL AND ACCRUED LIABILITIES FOR EARNOUT LIABILITY            $   387,000         $   457,000
                                                                              ===========         ===========
FINANCING OF ANNUAL INSURANCE PREMIUM                                         $   959,000         $   891,000
                                                                              ===========         ===========

See accompanying notes to consolidated financial statements.

                    PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED OCTOBER 31, 2005
                                   (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The consolidated financial statements include PDG Environmental, Inc. (the "Corporation" or "Company") and its wholly-owned subsidiaries. In the quarter ending April 30, 2002, the Corporation formed IAQ Training Institute ("IAQ venture") a 50/50 joint venture to provide training in mold awareness and remediation. The IAQ venture was accounted for by the equity method of accounting whereby the Corporation records its proportionate share of the IAQ venture's income or loss as a component of Other Income (Expense). The Corporation sold its investment in IAQ venture in the quarter ended April 30, 2005.

The condensed consolidated financial statements as of and for the three and nine month periods ended October 31, 2005 and 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the year ended January 31, 2005 and the Company's Quarterly Reports on Form 10-Q, as amended, for the quarters ended April 30, 2005 and July 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.

Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - FEDERAL INCOME TAXES

A federal income tax provision of $581,000 was provided for the nine-month period ended October 31, 2005. The provision for federal income taxes reflects the effect of $0.33 million benefit for the federal Research and Development tax credit which was recently quantified for the income tax returns filed for the years ended January 31, 2002 through January 31, 2005 resulting in the amendment of the aforementioned returns. While the Corporation did not pay any federal income taxes for fiscal 2002, 2003 and 2004, the effect of the credit was carried forward to the fiscal 2005 return, resulting in a refund of federal income taxes paid, with the remainder to be fully utilized in the fiscal 2006 period.

During the nine month period ended October 31, 2004, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes.

At October 31, 2005 a valuation allowance for deferred taxes of $482,000 has been provided due to the uncertainty as to the future realization of those deferred income tax assets. While the Company has recently been profitable, the federal net operating loss carryforward was only fully utilized in the quarter ended January 31, 2005 and the Company's operations are subject to a high degree of volatility due to the nature of its business. Management still believes that the allowance is reasonable and will evaluate it prospectively at the end of each quarter.

State income tax provisions of $228,000 and $130,000 were made in the current and prior year periods, respectively, due to income in the current and prior year.

Income taxes paid by the Corporation for the nine months ended October 31, 2005 and 2004 totaled approximately $1,165,000 and $52,000, respectively.

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

On September 8, 2005 Sky Bank permanently increased the line of credit to $11 million. Additionally, the interest rate on the line of credit may be lowered from the current prime plus 1/4% rate to a London Interbank Offer Rate ("LIBOR") based pricing upon the attainment of certain operating leverage ratio. The initial LIBOR rate would be LIBOR plus 2.75% but would decrease to LIBOR plus 2.25% upon the attainment of improved operating leverage ratios.

In May 2005 Sky Bank also approved an equipment financing note of a maximum of $400,000 with a four year term and a 7.25% interest rate. As of October 31, 2005, $323,000 of equipment had been financed on this equipment note.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

On October 31, 2005, the balance on the line of credit was $6,750,000 with an unused availability of $4,250,000.

The Corporation paid interest costs totaling approximately $288,000 and $306,000 during the nine months ended October 31, 2005 and 2004, respectively.

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

NOTE 5 - NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                                  FOR THE THREE MONTHS
                                                                                    ENDED OCTOBER 31,
                                                                             ------------------------------
                                                                                2005               2004
                                                                             -----------        -----------
NUMERATOR:
Net Income - Numerator for basic earnings per share--income available
      to common stockholders                                                 $ 1,005,000        $ 1,006,000

Effect of dilutive securities:
      Preferred stock dividends and accretion of discount                        242,000               --
                                                                             -----------        -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                                 $ 1,247,000        $ 1,006,000
                                                                             ===========        ===========

                                                                                  FOR THE THREE MONTHS
                                                                                    ENDED OCTOBER 31,
                                                                             ------------------------------
                                                                                2005               2004
                                                                             -----------        -----------
DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                                    15,100,000         10,936,000

Effect of dilutive securities:

     Convertible Preferred Stock and related accrued dividends                 5,610,000               --
     Warrants                                                                  2,117,000               --
     Employee Stock Options                                                    1,109,000            834,000
                                                                             -----------        -----------

                                                                               8,836,000            834,000
                                                                             -----------        -----------
  Denominator for diluted earnings per share--adjusted
  weighted-average shares and assumed conversions                             23,936,000         11,770,000
                                                                             ===========        ===========

   BASIC EARNINGS PER SHARE                                                  $      0.07        $      0.09

                                                                             ===========        ===========
   DILUTED EARNINGS PER SHARE                                                $      0.05        $      0.09
                                                                             ===========        ===========

At October 31, 2005 and 2004; 40,000 and 415,000 options, and 0 and 3,500,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was included in the calculation of dilutive earnings per share as their inclusion was dilutive.

                                                                                 FOR THE NINE MONTHS
                                                                                   ENDED OCTOBER 31,
                                                                             ------------------------------
                                                                                2005               2004
                                                                             -----------        -----------
NUMERATOR:
Net Income - Numerator for basic earnings per share--income available
      to common stockholders                                                   1,705,000          1,490,000

Effect of dilutive securities:
      Preferred stock dividends and accretion of discount                        322,000               --
                                                                             -----------        -----------

Numerator for diluted earnings per share--income available to
      common stock after assumed conversions                                 $ 2,027,000        $ 1,490,000
                                                                             ===========        ===========

DENOMINATOR:

Denominator for basic earnings per share--weighted average
    shares                                                                    13,911,000         10,710,000

Effect of dilutive securities:

     Convertible Preferred Stock                                               3,814,000               --
     Warrants                                                                    936,000             94,000
     Employee Stock Options                                                      984,000          1,029,000
                                                                             -----------        -----------

                                                                               5,734,000          1,123,000
                                                                             -----------        -----------
  Denominator for diluted earnings per share--adjusted
        weighted-average shares and assumed conversions                       19,645,000         11,833,000
                                                                             ===========        ===========

   BASIC EARNINGS PER SHARE                                                  $      0.12        $      0.14
                                                                             ===========        ===========
   DILUTED EARNINGS PER SHARE                                                $      0.10        $      0.13
                                                                             ===========        ===========

At October 31, 2005 and 2004; 290,000 and 210,000 options, and 2,000,000 and
2,000,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was included in the calculation of dilutive earnings per share as their inclusion was dilutive.

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

                                                                         FOR THE THREE MONTHS
                                                                           ENDED OCTOBER 31,
                                                                     ------------------------------
                                                                        2005                2004
                                                                     -----------        -----------
Net income, as reported                                              $ 1,005,000        $ 1,006,000
Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects of a $43,000 benefit and -0- for 2005 and
2004, respectively                                                       (52,000)           (32,000)
                                                                     -----------        -----------

Pro forma net income                                                 $   953,000        $   974,000
                                                                     ===========        ===========

Earnings per share:

Basic-as reported                                                    $      0.07        $      0.09
                                                                     ===========        ===========
Basic-pro forma                                                      $      0.06        $      0.09
                                                                     ===========        ===========
Diluted-as reported                                                  $      0.05        $      0.09
                                                                     ===========        ===========
Diluted-pro forma                                                    $      0.05        $      0.08
                                                                     ===========        ===========


                                                                         FOR THE NINE MONTHS
                                                                           ENDED OCTOBER 31,
                                                                     ------------------------------
                                                                        2005                2004
                                                                     -----------        -----------
Net income, as reported                                              $ 1,705,000        $ 1,490,000

Deduct:  Total stock-based employee compensation expense
determined under fair value method for all awards, net of
related tax effects of a $322,000 benefit and -0- for 2005 and
2004, respectively                                                      (389,000)           (32,000)
                                                                     -----------        -----------

Pro forma net income                                                 $ 1,316,000        $ 1,458,000
                                                                     ===========        ===========

Earnings per share:

Basic-as reported                                                    $      0.12        $      0.14
                                                                     ===========        ===========
Basic-pro forma                                                      $      0.09        $      0.14
                                                                     ===========        ===========
Diluted-as reported                                                  $      0.10        $      0.13
                                                                     ===========        ===========
Diluted-pro forma                                                    $      0.08        $      0.12
                                                                     ===========        ===========

During the three months ended October 31, 2005, 40,000 stock options were issued to the non-employee directors of the Company and 470,000 stock options were issued to former employees of Flagship when they became employees on the Company. The weighted average fair value of the stock options granted during the three months ended October 31, 2005 was $0.75 per share.

During the three months ended April 30, 2005, 250,500 stock options were issued to employees of the Corporation with the achievement of performance measures and 250,000 stock options were issued to the employee director of the Company in conjunction with his execution of a new employment agreement. The weighted average fair value of the stock options granted during the nine months ended October 31, 2005 was $0.97 per share.

During the nine months ended October 31, 2004, 40,000 stock options were issued to the non-employee directors of the Company. The weighted average fair value of the stock options granted during the nine months ended October 31, 2004 was $0.86 per share.

During the nine months ended October 31, 2005 and 2004, 532,000 and 289,600 shares, respectively, of the Corporation's common stock were issued due to the exercise of stock options.

NOTE 7 - PRIVATE PLACEMENT OF SECURITIES - JULY 2005

COMMON PRIVATE PLACEMENT

SECURITIES PURCHASE AGREEMENT

On July 1, 2005, the Company executed a securities purchase agreement (the "Common Purchase Agreement") with various institutional and accredited investors (the "Common Investors") pursuant to which it agreed to sell in a private placement transaction (the "Common Private Placement") for an aggregate purchase price of $1,500,000 (a) 1,666,667 shares of the Company's Common Stock, par value $0.02 per share (the "Common Shares"), (b) warrants to purchase 416,667 shares of the Company's Common Stock at an exercise price of $1.11 per share ("First Common Offering Warrants") and (c) warrants to purchase 416,667 shares of the Company's Common Stock at an exercise price of $1.33 per share ("Second Common Offering Warrants" and, together with the First Common Offering Warrants, the "Common Offering Warrants"). The $0.90 purchase price per share for the Common Shares approximately represents 80% of the average of the daily volume weighted average price of the Common Stock for the 20 day period prior to the execution of the Common Purchase Agreement. The Company closed the Common Private Placement on July 6, 2005. On November 21, 2005 the Company's registration statement covering the common stock, the common stock to be received upon the conversion of the preferred stock and the common stock to be received upon the exercise of the warrants for common stock was declared effective by the U.S. Securities and Exchange Commission.

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

The net proceeds to the Corporation from the offering, after costs associated with the Common Stock portion of the offering, of $1,366,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $365,000.

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

Under the terms of the Preferred Purchase Agreement, the Company is required to obtain stockholder approval to an amendment to its Certificate of Incorporation (the "Certificate of Amendment") to increase the number of authorized shares of Common Stock. Subject to certain permitted issuances under the Preferred Purchase Agreement, the Company is also restricted from issuing additional securities for a period of six (6) months following the effective date of the Preferred Registration Statement without the prior written consent from the holders of the Preferred Shares.

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

The net proceeds to the Corporation from the offering, after costs associated with the Preferred Stock portion of the offering, of $4,962,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $1,225,000.

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

After valuing the warrants for the purchase of the Corporation's common stock issued with the convertible Preferred Shares ($1,225,000), the beneficial conversion contained in the Preferred Shares ($1,666,000) and the costs associated with the Preferred Stock portion of the financing ($538,000) the convertible preferred stock was valued at $2,071,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 24.7%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three and nine month periods ended October 31, 2005 the accretion of the aforementioned discount was $132,000 and $176,000, respectively. In accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.

A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three and nine month periods ended October 31, 2005 the accrued dividend was $110,000 and $146,000, respectively. In accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the accretion of the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.

The aforementioned private placement of common stock and preferred stock initially resulted in a $4.256 million increase in the Company's Stockholders' Equity for the amounts allocated to common stock, common stock warrants and additional paid-in capital.

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

Late in October 2005, two holders of shares of our Series C Preferred exercised their over-allotment warrants resulting in the issuance of (i) 875 shares of Series C Preferred, (ii) warrants to purchase 218,750 shares of the Company's Common Stock at an exercise price of $1.11 per shares and (iii) warrants to purchase 218,750 shares of the Company's Common Stock at an exercise price of $1.33 per share. The warrants expire five years from the date of issuance. The exercise of the over-allotment warrants resulted in proceeds of $875,000 to the Company.

After valuing the warrants for the purchase of the Corporation's common stock issued with the convertible Preferred Shares ($205,000), the beneficial conversion contained in the Preferred Shares ($275,000) and the costs associated with the exercise of the over-allotment ($44,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $351,000. The difference between this initial value and the face value of the Preferred Stock of $875,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.1%. As the over-allotment option was exercised at the end of the October 31, 2005 quarter, there was no accretion in the current period.

In November and December 2005, seven holders of shares of our Series C Preferred exercised their over-allotment warrants resulting in the issuance of (i) 500 shares of Series C Preferred, (ii) warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $1.11 per shares and (iii) warrants to purchase 125,000 shares of the Company's Common Stock at an exercise price of $1.33 per share. The warrants expire five years from the date of issuance. The exercise of the over-allotment warrants resulted in proceeds of $500,000 to the Company. Additionally, two holders voluntarily converted 70 shares of Series C Preferred Stock and received 72,333 shares of Common Stock. The conversion resulted in 2,333 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. Furthermore, one warrant holder of $1.11 per share exercise price warrants exercised for 190,625 shares of the Company's common stock with proceeds of $211,594 to the Company. The aforementioned conversion will result in a charge against income in the quarter ending October 31, 2005 of approximately $41,000 for the related unamortized discount relative to the converted shares.

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

NOTE 9 - ACQUISITION

On August 25, 2005, the Company, pursuant to an Asset Purchase Agreement, (the "Agreement"), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates - Commercial, Ltd., and Flagship Reconstruction Associates - Residential, Ltd. ("Flagship"), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due one-year from the closing, 236,027 shares of the Company's restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company's restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company's restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants expire five years from the date of closing. The Agreement also includes earn-out provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. The owner of Flagship entered into an eighteen-month employment and non-competition agreement with the Company. The acquisition of Flagship greatly enhances the Company's disaster response and restoration capabilities. The operations of the former Flagship operation were included in the Company's operations subsequent to August 19, 2005.

A preliminary allocation of the purchase price resulted in the allocation of the purchase price as follows:

                                  Allocated Value          Amortization Period
                                  ---------------          -------------------
Fixed assets                        $    50,000               3 to 7 years
Covenant-not-to-compete               1,500,000               4 1/2years
Customer relationships                3,500,000               15 years
Subcontractor relationships             500,000               5 years
Trademark                               100,000               15 years
Goodwill                                875,000                  N/A

An independent valuation is in process and is expected to be completed by the end of fiscal 2006.

For the three and nine-month periods ended October 31, 2005, amortization expense of the aforemented intangibles was $112,000

The following unaudited pro forma condensed results of operations assume that the acquisition was consummated on February 1, 2005 and 2004:


                                             Nine months ended October 31,
                                            ------------------------------
                                               2005               2004
                                            -----------        -----------
Sales                                       $74,411,000        $59,338,000
                                            ===========        ===========
Net Income                                  $ 2,751,000        $ 1,219,000
                                            ===========        ===========

Net income per common shares:

Basic                                       $      0.18        $      0.10
                                            ===========        ===========
Dilutive                                    $      0.16        $      0.09
                                            ===========        ===========
Weighted average shares outstanding:
Basic                                        15,448,000         12,613,000
                                            ===========        ===========
Dilutive                                     21,182,000         13,736,000
                                            ===========        ===========




                                            Three months ended October 31,
                                               2005                2004
                                            -----------        -----------
Sales                                       $30,033,000        $23,725,000
                                            ===========        ===========
Net Income                                  $ 1,306,000        $   909,000
                                            ===========        ===========

Net income per common shares:

Basic                                       $      0.09        $      0.07
                                            ===========        ===========
Dilutive                                    $      0.06        $      0.06
                                            ===========        ===========
Weighted average shares outstanding:

Basic                                        15,218,000         12,839,000
                                            ===========        ===========
Dilutive                                     24,054,000         19,283,000
                                            ===========        ===========

NOTE 10 - GOODWILL

At October 31, 2005 and January 31, 2005, the Corporation's goodwill was $2,600,000 and $1,338,000, respectively. The increase in goodwill during the current fiscal period was primarily attributable to the acquisition of Flagship and a contingent earnout obligation related to an acquisition completed in fiscal 2002.

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Corporation is party to litigation matters and claims that are in the ordinary course of its operations, and while the results of such litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a material adverse effect on the Corporation's consolidated financial statements.

In June 2001, the Corporation acquired the net assets of Tri-State Restorations, Inc. The terms of the acquisition provide for an "Earnout Payment" payable in cash based upon a calculation of net profits earned through May 2005. As of October 31, 2005, $1,151,000 had been earned and accrued, of which $450,000 had been paid under the agreement.

NOTE 12 - NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2005, the Emerging Issues Task Force ("EITF") issued 05-08 "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature". If ratified, the EITF will require that a deferred tax liability for the temporary difference resulting from the issuance of convertible debt with a beneficial conversion feature be recorded The proposed EITF would be effective for the first annual or quarterly fiscal period beginning after December 15, 2005. If the proposed EITF becomes effective, the Company will be required to retroactively comply with the provisions during the first quarter of fiscal 2007.

NOTE 13 SUBSEQUENT EVENT

On November 18, 2005, the Company acquired certain assets, backlog and operations of Lange America, Inc. a Los Angeles-based asbestos and mold remediation company.

                                     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Management's Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation's or Corporation management's expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation's current expectations, estimates and projections about our industry, management's beliefs and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," and similar expressions are intended to identify forward-looking statements. There can be no assurance that future developments and actual actions or results affecting the Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation's control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation's performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation's customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading "Risk Factors" in the Corporation's Annual Report on Form 10-K, as amended, for the year ended January 31, 2005 filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

OVERVIEW

We provide environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the current fiscal quarter and nine-month period, the Corporation derived the majority of its revenues from the abatement of asbestos but has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.

The Corporation operates in a complex environment due to the nature of our customers and our projects. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Depending on the contract, this poses challenges to the Corporation's executive management team in overseeing contract performance and in evaluating the timing of the recognition of revenues and project costs, both initially and when there is a change in project status. Thus, the Corporation's executive management team spends considerable time in evaluating and structuring key contracts, in monitoring project performance, and in assessing the financial status of our major contracts. Due to the complexity in the revenue recognition for the Corporation's projects, executive financial management is attentive to developments in individual contracts that may affect the timing and measurement of contract costs and related revenues.

The Corporation continues to manage its projects to minimize risk and the negative financial impact upon the Corporation. More information on risks and the Corporation's efforts to manage risks is available in Item 1 under the caption "Risk Factors" in the Corporation's Annual Report on Form 10-K, as amended, for the year ended January 31, 2005, as amended, and supplemented elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

In general, there have been no significant changes in the Corporation's critical accounting policies since January 31, 2005. For a detailed discussion of these policies, please see Item 7 of the Corporation's Annual Report on Form 10-K, as amended, for the year ended January 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2005

During the three months ended October 31, 2005 ("Fiscal 2006"), the Corporation's contract revenues increased by 38.5% to $26.2 million compared to $18.9 million in the three months ended October 31, 2004 ("Fiscal 2005"). The increase was due to an increase in contract activity at our New York, Los Angeles, Charlotte and Ft. Lauderdale offices as compared to the prior fiscal quarter. Additionally, the newly acquired operations of the former Flagship operation were included subsequent to its acquisition in late August 2005. Both the fiscal 2006 and 2005 third quarter had a significant amount of disaster response revenues.

The Corporation's gross margin increased to $4.12 million in the third quarter of fiscal 2006 compared to $2.88 million in the third quarter of fiscal 2005. Gross margin as a percentage of revenue increased to 15.7% for the current quarter from 15.2 % for the prior year quarter. The increase in gross margin of $1.24 million is due to a higher volume of work performed at a greater gross margin percentage. The current fiscal quarter had no negative contract adjustments. The prior fiscal quarter had negative contract adjustments of $0.6 million, due to cost overruns and unexpected conditions, primarily at our New York, Pittsburgh and Seattle offices.

Selling, general and administrative expenses increased to $2.44 million in the current fiscal quarter as compared to $1.68 million in the three months ended October 31, 2004. This increase was due to personnel and salary increases in the current fiscal year as compared to the prior fiscal year, an overall increase in various operating expenses and the inclusion of the former Flagship operations subsequent to its acquisition in August 2005. As a percentage of contract revenues, selling, general and administrative expense increased by 0.4% to 9.3% vs. 8.9% for the prior year fiscal quarter.

The Corporation reported income from operations of $1.7 million for the three months ended October 31, 2005 compared to income from operations of $1.2 million for the three months ended October 31, 2004, an increase of $0.49 million or 40.4%, as a direct result of the factors discussed above.

Interest expense increased slightly to $0.11 million in the current quarter as compared to $0.10 million in the same quarter of a year ago as a result of an increase in the prime rate of interest to which a majority of the Corporations borrowings are tied.

Interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock. As the preferred shares are mandatorily redeemable, the actual dividend of $110,000 and the accretion of the discount associated with the preferred stock of $132,000 are required to be reflected as interest expense.

During the quarter ended October 31, 2005, the Corporation made a $0.21 million provision for federal income taxes and a $0.13 million provision for state income taxes. The provision for federal income taxes reflects the effect of $0.33 million benefit for the federal Research and Development tax credit which was recently quantified for the income tax returns filed for the years ended January 31, 2002 through January 31, 2005 resulting in the amendment of the aforementioned returns. While the Corporation did not pay any federal income taxes for fiscal 2002, 2003 and 2004, the effect of the credit was carried forward to the fiscal 2005 return, resulting in a refund of federal income taxes paid, with the remainder to be fully utilized in the fiscal 2006 period. During the quarter ended October 31, 2004, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes and a state income tax provision of $0.09 million. At October 31, 2005 a valuation allowance for deferred taxes of $0.48 million had been provided due to the uncertainty as to the future realization of those deferred income tax assets. While the Company has been profitable, the federal net operating loss carryforward was only fully utilized in the quarter ended January 31, 2005 and the Company's operations are subject to a high degree of volatility due to the nature of its business. Management still believes that the allowance is reasonable and will evaluate it prospectively at the end of each quarter

NINE MONTHS ENDED OCTOBER 31, 2005

During the nine months ended October 31, 2005 ("Fiscal 2006"), the Corporation's contract revenues increased by 25.8% to $56.5 million compared to $44.9 million in the nine months ended October 31, 2004 ("Fiscal 2005"). The increase was due to an increase in contract activity at our Charlotte, New York, Philadelphia, Los Angeles and Ft. Lauderdale offices as compared to the prior fiscal period. Additionally, the newly acquired operations of the former Flagship operation were included subsequent to its acquisition in late August 2005. The increase was attributable to an increase in volume of work placed under contract and performed by these offices. Both fiscal periods had a significant amount of disaster response revenues.

The Corporation's gross margin increased to $8.9 million in the first nine months of fiscal 2006 compared to $6.5 million in the first nine months of fiscal 2005. Gross margin as a percentage of revenue increased to 15.8% for the current nine-month period from 14.5% for the prior year period. The increase in gross margin of $2.4 million is due to a higher volume of work performed at a greater gross margin percentage. The current fiscal period had no negative contract adjustments. The prior fiscal period had negative contract adjustments of $1.1 million, due to cost overruns and unexpected conditions, primarily at our New York, Pittsburgh, Seattle and Los Angeles offices.

Selling, general and administrative expenses increased to $5.84 million in the current fiscal period as compared to $4.69 million in the nine months ended October 31, 2004. This increase was due to personnel and salary increases in the current fiscal year as compared to the prior fiscal year, an overall increase in various operating expenses and the inclusion of the former Flagship operations subsequent to its acquisition in August 2005. As a percentage of contract revenues, selling, general and administrative expense decreased by 0.2% to 10.3% for the current fiscal period from 10.5% for the prior year fiscal period.

The Corporation reported income from operations of $3.07 million for the nine months ended October 31, 2005 compared to income from operations of $1.92 million for the nine months ended October 31, 2004, an increase of $1.15 million or 60%, as a direct result of the factors discussed above.

Interest expense increased to $0.31 million in the current period as compared to $0.29 million in the same period of a year ago as a result of an increase in the prime rate of interest, to which a majority of the Corporations borrowings are tied, which more than offset the decrease in the balance outstanding on the line of credit.

Interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock. As the preferred shares are mandatorily redeemable, the actual dividend of $147,000 and the accretion of the discount associated with the preferred stock of $175,000 are required to be reflected as interest expense.

The Corporation's other income for the nine-month period ended October 31, 2005 included a $0.05 million gain from the Company's sale of its 50% interest in the IAQ venture, which had been accounted for under the equity method of accounting.

During the nine-month period ended October 31, 2005, the Corporation made a $0.58 million provision for federal income taxes and a $0.23 million for state income taxes. The provision for federal income taxes reflects the effect of $0.33 million benefit for the federal Research and Development tax credit which was recently quantified for the income tax returns filed for the years ended January 31, 2002 through January 31, 2005 resulting in the amendment of the aforementioned returns. While the Corporation did not pay any federal income taxes for fiscal 2002, 2003 and 2004, the effect of the credit was carried forward to the fiscal 2005 return, resulting in a refund of federal income taxes paid, with the remainder to be fully utilized in the fiscal 2006 period. During the nine months ended October 31, 2004, the Corporation made no provision for federal income taxes due to the utilization of net operating loss carryforwards for financial reporting purposes and a state income tax provision of $0.13 million. At October 31, 2005 a valuation allowance for deferred taxes of $0.48 million had been provided due to the uncertainty as to the future realization of those deferred income tax assets. While the Company has been profitable, the federal net operating loss carryforward was only fully utilized in the quarter ended January 31, 2005 and the Company's operations are subject to a high degree of volatility due to the nature of its business. Management still believes that the allowance is reasonable and will evaluate it prospectively at the end of each quarter

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended October 31, 2005, the Corporation's cash decreased by $0.05 million to $0.28 million.

The decrease in cash and short-term investments during the first nine months of fiscal 2006 is attributable to cash outflows from operations of $2.02 million and cash outflows of $6.36 million associated with investing activities. These cash outflows were partially offset by $8.34 million of cash inflows associated with financing activities.

Cash utilized by operating activities totaled $2.02 million in the nine months ended October 31, 2005. Cash outflows included, a $6.61 million increase in accounts receivable caused by the significant increase in billings, a $3.10 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.20 million increase in inventories, a $0.05 million increase in prepaid income taxes and a $0.31 million decrease in current income tax liabilities. These cash outflows were partially offset by cash inflows including $1.71 million of net income in the current fiscal period, $0.32 million of preferred stock dividends and accretion of the discount on the related preferred stock which are non-cash in nature as the dividends on the preferred stock accumulate until conversion or maturity, a $0.63 million decrease in other current assets, a $3.12 million increase in accounts payable, a $1.84 million increase in accrued liabilities related to the timing of payments and $0.67 million of depreciation and amortization.

Investing activities cash outflows included $5.34 million for the acquisition of the Flagship operation in August 2005, $1.0 million for the purchase of property, plant and equipment, a $0.06 million increase in other assets and the $0.02 million of capital contributions in the IAQ joint venture prior to the sale of its interest by the Company. These cash outflows were partially offset by $0.06 million of proceeds from the sale of the Company's equity investment in the IAQ joint venture.

Financing activities cash inflows consisted of $7.16 million from the private placement of the Company's common and convertible preferred stock in July 2005 and the subsequent exercise of the over-allotment option provided to preferred shareholders (which was net of $0.72 million of costs associated with the private placement and the exercise of the over-allotment option), $2.05 million net borrowing on the line of credit, $0.32 million of proceeds from a $0.4 million equipment line provided by the Company's bank and $0.27 million from the exercise of employee stock options. These cash inflows were partially offset by $1.17 million for the repayment of debt and insurance premium financing and $0.29 million of earnout payments related to the acquisition of businesses acquired in prior years.

At October 31, 2005, the Corporation's backlog totaled $37.2 million ($20.4 million on fixed fee contracts and $16.8 million on time and materials or unit price contracts).

During the nine months ended October 31, 2004, the Corporation's cash decreased by $0.01 million to $0.02 million.

The decrease in cash and short-term investments during the first nine months of fiscal 2005 is attributable to cash outflows of $0.71 million associated with investing activities. These cash outflows were partially offset by cash inflows from operations of $0.26 million and $0.5 million of cash inflows from financing activities.

Cash provided by operating activities totaled $0.26 million in the nine months ended October 31, 2004. Cash inflows including $1.49 million of net income in the current fiscal period, a $0.63 million decrease in other current assets, a $2.9 million increase in accounts payable, a $2.2 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $1.4 million increase in accrued liabilities related to the timing of payments, a $0.15 million provision for doubtful accounts and $0.51 million of depreciation and amortization. These cash inflows were partially offset by cash outflows included the $0.11 million gain on the sale of fixed assets, a $6.7 million increase in accounts receivable caused by the significant increase in billings in the second and third quarters, a $2.1 million increase in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.22 million increase in inventories.

Investing activities cash outflows included $0.74 million for the purchase of property, plant and equipment, a $0.02 million additional investment in the IAQ venture and $0.12 million of payments related to the acquisition of businesses. These cash outflows were partially offset by $0.13 million of proceeds from the sale of fixed assets.

Financing activities cash inflows consisted of $0.45 million from the private placement of the Company's common stock (which was net of $0.05 million of costs associated with registering the Company's common stock related to the private placement), $1.4 million of proceeds from debt consisting of net borrowings on the line of credit and $0.12 million from the exercise of employee stock options. These cash inflows were partially offset by $1.38 million for the repayment of debt and insurance premium financing and $0.07 million of earnout payments related to the acquisition of businesses acquired in prior years.

The Corporation believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of earnout obligations, the settlement of commitments and contingencies (as fully described in Note 11 to the Corporation's consolidated financial statements.) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside the Corporation's control. Additionally, while the Corporation currently has significant, uncommitted bonding facilities, primarily to support various commercial provisions in the Corporation's contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the Corporation's available capacity under the revolving credit facilities. There can be no assurance that such facilities will be available at reasonable terms to service the Corporation's ordinary course obligations.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $71,000 change in borrowing costs based upon the balance outstanding at October 31, 2005

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief financial officer and chief executive officer, to allow timely decisions regarding required disclosures.

In connection with the year end audit of the Company's consolidated financial statements for the year ended January 31, 2005, our external auditors notified our management and Audit Committee of the existence of "material weaknesses" in our internal controls relating to changes in the rules associated with the advent of the Public Company Accounting Oversight Board ("PCAOB"). Specifically our external auditors noted the following: (a) our period-end cut-off procedures were inadequate to ensure that all Company revenues liabilities were reflected in the proper accounting period ; (b) our controls over the documentation and selection of accounting principles were inadequate due to the incomplete documentation relating to the selection and application of applicable accounting policies and (c) our controls over non-routine and non-systematic transactions were not properly documented so that the proper recording of these transactions could be considered likely to be effective. Our Chief Executive Officer and Chief Financial Officer concluded that the material weaknesses cited did not compromise the financial reporting process.

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

After considering the aforementioned, the Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that as of the end of such period, our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives and our disclosure controls and procedures are effective at that reasonable assurance level.

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II-- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.

ITEM 1A.  RISK FACTORS

Investing in our common stock is subject to a number of risks and uncertainties. We have updated the following risk factors to reflects changes relating to the closing of our July 2005 private placement which we believe to be material to the risk factors set forth in our Annual Report of Form 10-K, as amended, for the fiscal year ended January 31, 2005 filed with the Securities and Exchange Commission. The risks and uncertainties described below are not the only ones that we face and are more fully described in our Annual Report of Form 10-K, as amended, and in our other filings with the Securities and Exchange Commission. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

A SIGNIFICANT PORTION OF OUR REVENUE IN FISCAL 2005 WAS DERIVED FROM EMERGENCY RESPONSE WORK RELATIVE TO THE HURRICANES THAT HIT THE UNITED STATES. FOR FISCAL 2006 WE AGAIN EXPECT TO DERIVE A SIGNIFICANT AMOUNT OF REVENUE FROM OUR EMERGENCY RESPONSE AND RESTORATION WORK RELATIVE TO HURRICANE KATRINA. EMERGENCY RESPONSE AND RESTORATION CONTRACTS RELATIVE TO HURRICANES PRESENT MANY UNIQUE CHALLENGES.

In fiscal 2005 approximately 25% of our revenues were derived from emergency response work relative to the four hurricanes that hit the southeastern United States. For fiscal 2006 we again expect to derive a significant amount of revenue from our emergency response and restoration work relative to Hurricane Katrina. There can be no assurance that the magnitude of revenues generated in fiscal 2006 will be of the magnitude of the revenues realized in 2005 or that the emergency response and restoration contracts will be profitable or as profitable as those in fiscal 2005. The infrastructure of New Orleans and the Gulf Coast was extensively damages by Hurricane Katrina, which will present many unique challenges to our personnel as they attempt to complete the projects that we have received.

AS OF JANUARY 31, 2005, WE HAD A MATERIAL WEAKNESS IN OUR INTERNAL CONTROL OVER FINANCIAL REPORTING.

We have been advised of a material weakness in our internal controls relating to the accuracy and timeliness of our financial reporting. In connection with the audit of our financial statements for the fiscal year ended January 31, 2005, our auditors notified our management and Audit Committee of the existence of "material weaknesses" in our internal controls relating to changes in the rules associated with the advent of the Public Company Accounting Oversight Board ("PCAOB"). A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Although we have identified remedial measures we will take to address the material weaknesses in our internal controls described above, our independent auditors have not formally evaluated these measures. Any failure to remediate the material weaknesses reported by our independent auditors or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations subject us to increased risk of errors and fraud related to our financial statements or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our "internal control over financial reporting" that will be required when the Securities and Exchange Commission's rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending January 31, 2007 to be filed in early 2007. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

EVEN IF OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND DISCLOSURE CONTROLS ARE EFFECTIVE, THEY MAY NOT PREVENT ALL INSTANCES OF ACCOUNTING FRAUD.

Although we evaluate our disclosure controls and procedures as of the end of each fiscal quarter, we may not be able to prevent all instances of accounting errors or fraud in the future. Controls and procedures do not provide absolute assurance that all deficiencies in design or operation of these control systems, or all instances of errors or fraud, will be prevented or detected. These control systems are designed to provide reasonable assurance of achieving the goals of these systems in light of legal requirements, company resources and the nature of our business operations. However, these control systems remain subject to risks of human error and the risk that controls can be circumvented for wrongful purposes by one or more individuals in management or non-management positions. The Company's business could be seriously harmed by any material failure of these control systems.

WE CANNOT GIVE ANY ASSURANCE THAT WE WILL BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET ITS FUTURE CAPITAL NEEDS.

Our long-term capital requirements will depend on many factors, including, but not limited to, cash flow from operations, the level of capital expenditures, working capital requirements and the growth of our business. We may need to incur additional indebtedness or raise additional capital to fund the capital needs of its operations or related to growth. To the extent additional debt financing cannot be raised on acceptable terms, we may need to raise additional funds through public or private equity financings. No assurance can be given that additional debt or equity financing will be available or that, if either or such financing is available, the terms of such financing will be favorable to us or to our stockholders. If adequate funds are not available, we may be required to curtail its future operations significantly or to forego expansion opportunities.

HOLDERS OF THE SERIES C PREFERRED HAVE SUBSTANTIAL RIGHTS THAT COULD ALLOW THEM TO SIGNIFICANTLY INFLUENCE THE MANAGEMENT AND DIRECTION OF THE COMPANY, AND SUCH HOLDERS MAY HAVE INTERESTS THAT DIFFER FROM THOSE OF THE OTHER STOCKHOLDERS.

Holders of the Series C Preferred have no voting rights, except as required by law. However, as long as any shares of Series C Preferred remain outstanding, we cannot take the following corporate actions without the separate class vote or written consent of a majority of the then outstanding Series C Preferred: (i) alter the rights or preferences or privileges of the Series C Preferred, or increase the authorized number of shares of Series C Preferred, (ii) issue any shares of Series C Preferred or warrants to purchase additional shares of common stock at specified exercise prices other than pursuant to the Securities Purchase Agreement with Preferred Stockholders, (iii) redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any class of stock ranking junior to the Series C Preferred with respect to liquidation, (iv) increase the par value of the common stock or (v) cause or authorize any subsidiary of us to engage in any of the foregoing actions. In addition, as long as 250 shares of Series C Convertible Series C Preferred remain outstanding, we cannot take the following corporate actions without the separate class vote or written consent of a majority of the then outstanding Series C Preferred: (i) alter the rights, preferences or privileges of any capital stock of us so as to affect adversely the Series C Preferred, (ii) create or issue any class of stock ranking senior to, or on equal basis with, the Series C Preferred with respect to liquidation, (iii) issue any debt securities or incur any indebtedness that would have any preferences over the Series C Preferred upon liquidation of us, or redeem, repurchase, prepay or otherwise acquire any outstanding debt securities or indebtedness of us (subject to certain exceptions), (iv) sell or otherwise transfer 10% or more of our assets (subject to certain exceptions), (v) enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions or (vi) cause or authorize any subsidiary of us to engage in any of the foregoing actions.

Additionally, the holders of the Series C Preferred Stock have other significant rights relating to, among other things, liquidation, redemption, conversion and payments of premium. As a result of such rights, one or more of our preferred stockholders could substantially influence our management and policies and the outcome of any corporate transaction or other matters. From time to time, such preferred stockholders may have interests that differ from those of our other stockholders.


WE ARE REQUIRED TO KEEP EFFECTIVE A SHELF REGISTRATION STATEMENT FOR STOCKHOLDERS AND IF WE ARE UNABLE TO DO SO FOR THE REQUIRED PERIOD WE MAY BE REQUIRED TO MAKE ADDITIONAL PAYMENTS TO THE HOLDERS OF THE SERIES C PREFERRED.

In connection with the private placements, we entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, we agreed to file this registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require us to keep the registration statement effective for a specified period of time. In the event that the registration statement is not effective for any period exceeding a permitted Black-Out Period, then we will be obligated to pay the Common Stockholders up to 12% of their purchase price per annum.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2005, the Annual Meeting of the Stockholders of PDG Environmental, Inc was held in Pittsburgh. PA.

At the meeting all of the management's nominees were elected directors of the Corporation with the following votes:


John C. Regan           Votes For    13,352,297       Votes Against    127,205
Richard A. Bendis       Votes For    13,418,269       Votes Against     61,233
Edgar Berkey            Votes For    13,425,130       Votes Against     54,372
James D. Chiafullo      Votes For    13,417,669       Votes Against     61,833
Edwin J. Kilpela        Votes For    13,418,705       Votes Against     60,797


Approval of the amendment of the PDG Environmental, Inc. Incentive Stock Option Plan to increase authorized shares by 700,000 to 4,000,000 was as follows:

              Votes For                                              7,709,036
              Votes Against                                            372,339
              Abstained                                                 16,407
              Not Voted                                              3,406,040

Approval of the amendment of the PDG Environmental, Inc. 1990 Stock Option Plan for Employee Directors to increase authorized shares by 250,000 to 500,000 was as follows:

              Votes For                                              7,648,243
              Votes Against                                            388,207
              Abstained                                                 61,332
              Not Voted                                              3,406,040

Approval of the amendment to Certificate of Incorporation to increase authorized shares by 30,000,000 to 60,000,000 was as follows:

              Votes For                                             13,262,264
              Votes Against                                            125,469
              Abstained                                                 91,608


Malin Bergquist & Company, LLP was ratified as the Corporation's independent auditors for 2006 as follows:

              Votes For                                             13,442,502
              Votes Against                                             19,530
              Abstained                                                 16,470

ITEM 6.  EXHIBITS

(a)     Exhibits:

                                         EXHIBIT INDEX                           PAGES OF SEQUENTIAL
                                 EXHIBIT NO. AND DESCRIPTION                      NUMBERING SYSTEM
Exhibit 31.1    Certification Pursuant to Rule 13a-14(a) of the Securities
                Act of 1934, as amended, and Section 302 Of The Sarbanes-Oxley
                Act of 2002

Exhibit 31.2    Certification Pursuant to Rule 13a-14(a) of the Securities
                Act of 1934, as amended, and Section 302 Of The Sarbanes-Oxley
                Act of 2002

Exhibit 32.1    Certification Pursuant To 18 U.S.C. Section 1350, As Amended
                Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.2    Certification Pursuant To 18 U.S.C. Section 1350, As Amended
                Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          PDG ENVIRONMENTAL, INC.




                                          By  /s/John C. Regan
                                             ------------------------------
                                          John C. Regan
                                          Chairman and Chief Executive Officer

                                          By  /s/Todd B. Fortier
                                             ------------------------------
                                          Todd B. Fortier
                                          Chief Financial Officer

Date:  December 14, 2005