Form 10-K
period 2006-01-31
PDG ENVIRONMENTAL INC
filed 2006-04-28
CIK 771485

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

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

                          COMMON STOCK, $0.02 PAR VALUE
                                (Title of Class)

Indicated by check mark whether the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes     No  X
                                                  ---    ---

Indicated by check mark whether the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act Yes     No  X
                                                       ---    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No    .
    ---    ---

The aggregate market value of the voting stock held by non-affiliates of the registrant was $12,247,290 as of July 31, 2005, computed on the basis of the average of the bid and asked prices on such date.

As of April 24, 2006 there were 18,822,793 shares of the registrant's Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Check one: Large accelerated filer       Accelerated filer
                                   ---                     ---
Non-accelerated filer  X
                      ---

Indicated by check mark whether the registrant is a shell company (as defined by
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

PDG Environmental, Inc., the registrant, ("we" or the "Company") are a holding company which, through our wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, emergency response, loss mitigation and reconstruction, demolition and related services throughout the United States. We were incorporated in Delaware on February 9, 1987.

We have three operating subsidiaries; Project Development Group, Inc, which is incorporated in Pennsylvania; PDG, Inc., which is incorporated in Pennsylvania and Enviro-Tech Abatement Services Co., which is incorporated in North Carolina. Additionally, Servestec, Inc. was incorporated in Florida in 2005 to handle certain administrative operations including human resources and risk management. Servestec has no operations.

In the third quarter of fiscal 2006, we acquired the operations of Flagship Services Group, Inc. ("Flagship"). The acquisition of Flagship greatly enhances the Company's reconstruction capabilities.

DESCRIPTION OF THE BUSINESS

Historically, we have derived the majority of our revenues from the abatement of asbestos. In recent years, we have broadened our offering of services to include a number of complementary services, which utilize our existing infrastructure and personnel. The following is a discussion of each of the major services we provide.

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

DISASTER RESPONSE/LOSS MITIGATION

The disaster response/loss mitigation industry responds to natural and man-made disasters including fires, floods, hurricanes, tornadoes, and sudden water intrusions events. Services provided include emergency response, loss mitigation and structural drying, for both buildings and infrastructure. We have experience and have provided services in all areas of the emergency response/restoration industry.

While we have historically provided this service, the hurricane season in fiscal 2005 and 2006 became a major driver for this service offering. In fiscal 2005 we responded to the four hurricanes that impacted Florida and the Gulf Coast, providing services to resorts, governmental entities such as counties and school districts, commercial operations and residential buildings. In fiscal 2006 we responded to hurricanes Katrina, Rita and Wilma. Contracts are typically on a cost plus basis due to uncertainties relative to the magnitude and type of procedures required.

RECONSTRUCTION

The reconstruction and restoration industry responds to natural and man-made disasters including fires, floods, hurricanes, tornadoes, and sudden water intrusions events. Services are usually provided after the impact of the event has been assessed by the property owner and their insurance company. While we previously provided a limited amount of reconstruction services, the acquisition of Flagship in August 2005 provided entree to this market on a nationwide basis. Flagship previously provided reconstruction services to commercial and residential clients throughout the United States.

Flagship traditionally acted as a general contractor, sub-contracting all aspects of a reconstruction contract. Contracts are typically on a fixed price basis or time and material basis. Since the acquisition of Flagship, the majority of the work performed on reconstruction contracts has been performed by subcontractors, although we have directly provided drying, loss mitigation and demolition thereby enhancing the services offered to our reconstruction clients.

As of January 31, 2006 the former Flagship operation was still working on a number of contracts associated with reconstruction of damage from the fiscal 2005 hurricane season. In addition to the aforementioned projects, there were a number of fire reconstruction projects in process in the Midwest, Texas and Florida.

MOLD REMEDIATION / HEAT TREATMENT

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

Late in 2004, we licensed the Therma-Pure heat process, which gives us another technology that is a safe and chemical-free method to remediate mold, viruses and bacterial hazards. Homebuilders, the hospitality industry and school have been purchasing this service to either alleviate current hazards and as a method of minimizing future hazards.

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

DEMOLITION

Similar to the insulation industry, the demolition industry has a wide range of applications and services. We have currently limited our services to the performance of select interior and structural demolition. Our experience includes interior and structural demolition in occupied buildings at times utilizing specially equipped air filtration devices to minimize airborne dust emissions in occupied areas.

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

Our operations are nationwide. The majority of our national marketing efforts are performed by members of senior management located in the headquarters facility in Pittsburgh, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in Paramus, New Jersey (serving the New York City metropolitan area); Hazleton and Export, Pennsylvania; Fort Lauderdale, Pensacola and Tampa, Florida; Dallas and Houston, Texas; New Orleans, Louisiana; Bakersfield and Los Angeles, California; Las Vegas, Nevada; Phoenix, Arizona; Portland, Oregon; Seattle, Washington and Rock Hill, South Carolina. Since our subsidiaries are able to perform work throughout the year, the business is not considered seasonal in nature. However, our revenue is affected by the timing and performance of large contracts.

BUSINESS STRATEGY

We intend to acquire additional reconstruction and restoration companies that service metropolitan population centers or regions with high population densities. While the former Flagship operation that we acquired in August 2005 has a nationwide footprint, we will continue to pursue attractive reconstruction and restoration companies that we believe will give us entree to customers and / or markets where we believe we do not have adequate exposure. We believe that we would be able to derive additional operational and marketing efficiencies from such acquisitions due to the presence of our existing management structure, employee base and customer contacts.

SUPPLIERS AND CUSTOMERS

We purchase the equipment and supplies used in our business from a number of suppliers. One of these suppliers accounted for 38% of our purchases in fiscal 2006. The items are purchased from the vendor's available stock and are not covered by a formalized agreement.

In fiscal 2006, we estimate that approximately 65% of our operating subsidiaries' revenues were derived from private sector clients, 18% from government contracts and 17% from public institutions. Due to the nature of our business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For fiscal years 2006, 2005 and 2004 no one customer accounted for more than 10% of our consolidated revenues for that year.

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

We also provide worker's compensation insurance, at statutory limits, which covers all of our employees of our operating subsidiaries. We believe that we are fully covered by workers' compensation insurance with respect to any claims that may be made by current and former employees relating to any of our operations. The amount of workers' compensation insurance maintained varies from state to state in which our business operates and is not subject to any aggregate policy limits.

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

COMPETITIVE CONDITIONS

The specialty contractor industry are highly competitive and fragmented and include both small firms and large diversified firms, which have the financial, technical and marketing capabilities to compete on a national level. The industry is not dominated by any one firm. We principally compete on the basis of competitive pricing, a reputation for quality and safety, and the ability to obtain the appropriate level of insurance and bonding.

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

BACKLOG

We had a backlog of orders totaling approximately $38.6 million and $38.8 million at January 31, 2006 and 2005, respectively. The backlog at January 31, 2006 consisted of $18.5 million of uncompleted work on fixed fee contracts and an estimated $20.1 million of work to be completed on time and materials or unit price contracts. The backlog at January 31, 2005 consisted of $25.7 million of uncompleted work on fixed fee contracts and an estimated $13.1 million of work to be completed on time and materials or unit price contracts. From time to time we enter into fixed-price subcontracts, which tends to reduce our risk on fixed-price contracts.

The backlog represents the portion of contracts, which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. We are currently working on nearly all of the contracts in our January 31, 2006 backlog and anticipate that approximately 93.5% of this backlog will be completed and realized as revenue by January 31, 2007 in accordance with the terms of the applicable contracts between us and the owners of these properties. The remaining 6.5% are expected to be completed and realized as revenue subsequent to January 31, 2007. Approximately 82% of the backlog existing at January 31, 2005 was completed and recognized as revenue by January 31, 2006 with 13% expected to be completed and realized as revenue during the year ending January 31, 2007 and 5% thereafter.

EMPLOYEES

As of January 31, 2006, we employed approximately 130 employees consisting of senior management and support staff employees among our headquarters in Pittsburgh and branch offices located in Paramus, NJ; Hazleton, PA; Export, PA; Fort Lauderdale, FL; Tampa, FL; Pensacola, FL; Los Angeles, CA; Bakersfield, CA; New Orleans, LA; Dallas, TX; Houston, TX; Phoenix, AZ; Las Vegas, NV; Portland, OR; Seattle, WA and Rock Hill, SC. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. We also employ laborers for field operations based upon specific projects; therefore, the precise number varies based upon the projects in progress. Approximately 400-500 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force. The majority of the services provided relative to disaster reconstruction are provided by subcontractors.

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

ITEM 1A. RISK FACTORS

In addition to the other information included in this Annual Report on Form 10-K, any of the following risks could materially adversely affect our business, operating results and financial condition:

A SIGNIFICANT PORTION OF OUR REVENUE IN FISCAL 2006 WAS DERIVED FROM DISASTER RESPONSE, LOSS MITIGATION AND RECONSTRUCTION WORK RELATIVE TO THE HURRICANES THAT HIT THE UNITED STATES. DISASTER RESPONSE, LOSS MITIGATION AND RECONSTRUCTION CONTRACTS RELATIVE TO HURRICANES PRESENT MANY UNIQUE CHALLENGES.

In fiscal 2006 approximately 27% of our revenues were derived from disaster response, loss mitigation and reconstruction work relative to the four hurricanes that hit the southeastern United States. For fiscal 2007 we again expect to derive a significant amount of revenue from our disaster response, loss mitigation and reconstruction work. There can be no assurance that the magnitude of revenues generated in fiscal 2007 will be of the magnitude of the revenues realized in 2006 or that the emergency response and restoration contracts will be profitable or as profitable as those in fiscal 2006. The infrastructure of

New Orleans and the Gulf Coast was extensively damaged by Hurricane Katrina, which will present many unique challenges to our personnel as they attempt to complete the projects that we have received.

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

At January 31, 2006, we had approximately $1.5 million of costs and estimated earnings in excess of billings on uncompleted contracts and approximately $1.0 million of accounts receivable that represented contract claims and/or unapproved change orders. We expect to process change orders or pursue contract claims of approximately $3.6 million relative to the aforementioned contracts. Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred and when it is probable that they will result in additional contract revenue and their value can be reliably estimated. Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known.

WE ARE DEPENDENT UPON OUR LINE OF CREDIT TO FINANCE OPERATIONS, AND THE FAILURE TO MAINTAIN THE LINE OF CREDIT WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS.

We currently have a $13.0 million line of credit from our financial institution Sky Bank. We rely significantly upon our line of credit in order to operate our business. The line of credit and term loan is secured by a "blanket" security interest in the assets of the Company and a mortgage on the real estate owned by the Company. On June 6, 2006 $2.0 million of the line of credit expires and the remaining $11.0 million line of credit expires on June 6, 2007. We expect that we will be able to maintain our existing line of credit (or to obtain replacement or additional financing) when it expires on June 6, 2007 or becomes fully utilized. However, there can be no assurance that such additional financing will be obtainable on favorable terms, if at all. An inability to maintain an adequate line of credit could result in limitations on our ability to bid for new or renew existing contracts, which could have a material adverse effect on our financial condition and results of operations.

IF WE WERE UNABLE TO MAINTAIN ADEQUATE INSURANCE AND SUFFICIENT BONDING CAPACITY, OUR OPERATIONS WOULD BE SIGNIFICANTLY IMPAIRED.

The number and size of contracts that we can perform is directly dependent upon our ability to obtain sufficient insurance and bonding. We maintain an insurance and bonding program consistent with our operational needs. However, there have been events in the national economy, which have adversely affected the major insurance and surety companies. This has resulted in a tightening of the insurance and bonding markets, which has resulted in increasing costs and the availability of certain types of insurance and surety capacity either decreasing or becoming non-existent. We believe our current insurance and bonding programs will be sufficient to satisfy our needs in the future. However, if such programs are insufficient, we may be unable to secure and perform contracts, which would substantially impair our ability to operate our business.

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

OUR MANAGEMENT INFORMATION, INTERNAL CONTROLS AND FINANCIAL REPORTING SYSTEMS MAY NEED FURTHER ENHANCEMENTS AND DEVELOPMENT TO COMPLY WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934 AND THE SARBANES-OXLEY ACT OF 2002 AND THE COSTS OF COMPLIANCE MAY STRAIN OUR RESOURCES.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. Currently, Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending January 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, and civil or criminal penalties. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management's evaluation of our system of internal controls and to identify material weaknesses in our accounting systems and controls. We are in the process of documenting and testing our system of internal controls to provide the basis for this report. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

IF OUR INSURANCE COSTS INCREASE SIGNIFICANTLY, THESE INCREMENTAL COSTS COULD NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

Environmental remediation operations may expose our employees and others to dangerous and potentially toxic quantities of hazardous products. Such products can cause cancer and other debilitating diseases. Although we take precautions to minimize worker exposure and have not experienced any such claims from workers or others, there can be no assurance that, in the future, we will avoid liability to persons who contract diseases that may be related to such exposure. Such persons potentially include employees, persons occupying or visiting facilities in which contaminants are being, or have been, removed or stored, persons in surrounding areas, and persons engaged in the transportation and disposal of waste material. In addition, we are subject to general risks inherent in the construction industry. We may also be exposed to liability from the acts of our subcontractors or other contractors on a work site. The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance have been increasing. If the cost of carrying such insurance continues to increase significantly, we will recognize an associated increase in costs that may negatively impact its margins. This could have an adverse impact on our financial condition and the price of its common stock.

WE DEPEND UPON A FEW KEY EMPLOYEES AND THE LOSS OF THESE EMPLOYEES WOULD SEVERELY IMPACT US.

Our success is dependent upon the efforts of our senior management and staff. None of our executives are legally bound to remain employed for any specific term except for our Chief Executive Officer, John Regan, who has a three-year employment agreement, expiring March 15, 2007. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is competition for qualified personnel and in some markets there is a shortage of qualified personnel in the businesses in which we operate. If we are unable to continue to attract or retain highly qualified managerial, technical and marketing personnel, the development, growth and future success of our business could be adversely affected.

A SIGNIFICANT NUMBER OF OUR CONTRACTS ARE AWARDED VIA COMPETITIVE BID AND ARE PRICED AS FIXED FEES, AND A FAILURE TO ACCURATELY ESTIMATE THE COST OF SUCH WORK COULD RESULT IN SIGNIFICANT FINANCIAL LOSSES.

A significant amount of our business is performed on a contract basis as a result of competitive bidding and is priced at fixed fees. We must estimate the costs involved with the applicable job prior to submitting a bid and, therefore, if awarded the job bear the risk if actual costs exceed the estimated costs. Cost overruns on projects covered by such contracts, due to such things as unanticipated price increases, unanticipated problems, inefficient project management, inaccurate estimation of labor or material costs or disputes over the terms and specifications of contract performance or change orders, could have a material adverse effect on us and our operations. In addition, in order to remain competitive in the future, we may have to continue to enter into more fixed price contracts.

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

THE FAILURE TO OBTAIN AND MAINTAIN REQUIRED GOVERNMENTAL LICENSES, PERMITS AND APPROVALS COULD HAVE A SUBSTANTIAL ADVERSE EFFECT ON OUR OPERATIONS.

The portions of the environmental and specialty contracting industry are highly regulated. In portions of our business we are required to have federal, state and local governmental licenses, permits and approvals for its facilities and services. We cannot be assured of the successful outcome of any pending application or demonstration testing for any such license, permit or approval. In addition our existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely, or to comply with the conditions of, applicable licenses, permits or approvals could adversely affect our business, financial condition and results of operations. As our business expands and as new procedures and technologies used in our business are introduced, we may be required to obtain additional operating licenses, permits or approvals. We may also be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new requirements that raise compliance standards may require us to modify our procedures and technologies to conform to more stringent regulatory requirements. There can be no assurance that we will be able to continue to comply with all of the environmental and other regulatory requirements applicable to all of the various business we operate.

THE RECEIPT OF CONTRACT AWARDS IS UNPREDICTABLE, AND THE FAILURE TO ADJUST OUR OVERHEAD STRUCTURE TO MEET AN UNEXPECTED DECLINE IN REVENUE COULD SIGNIFICANTLY IMPACT OUR NET INCOME.

We are an environmental and specialty contractor and as such are affected by the timing of the award of large contracts. Therefore, backlogs, revenues and income are subject to significant fluctuation between quarters and years. Since our overhead structure is reasonably fixed, we may not be able to rapidly adjust our operating expenses to meet an unexpected decline in revenue, which could materially and adversely affect revenue and net income.

OUR CREDIT FACILITY CONTAINS RESTRICTIVE COVENANTS THAT LIMIT OUR FINANCIAL AND OPERATIONAL FLEXIBILITY AND OUR ABILITY TO PAY DIVIDENDS.

Our credit facility contains restrictive covenants that limit our ability to incur debt, require us to maintain certain financial ratios, such as a debt service coverage ratio and leverage ratio and restrict our ability to pay dividends. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions and we may be unable to comply with these covenants in the future. A breach of any of these covenants could result in a default under this credit facility. If we default, our lender will no longer be obligated to extend revolving loans to us and could declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lender could proceed against the collateral granted to it to secure the indebtedness. The result of these actions would have a significantly negative impact on our results of operations and financial condition

These restrictions may also adversely affect our ability to conduct and expand our operations. Adequate funds may not be available when needed or may not be available on favorable terms. Even if adequate funds are available, our credit facility may restrict our ability to raise additional funds. If we are unable to raise capital, our finances and operations may be adversely affected.

THE ENVIRONMENTAL REMEDIATION AND SPECIALTY CONTRACTING INDUSTRIES ARE HIGHLY COMPETITIVE AND WE FACE SUBSTANTIAL COMPETITION FROM OTHER COMPANIES.

The environmental remediation and specialty contracting industries are very competitive. Many of our competitors have greater financial, managerial, technical and marketing resources than we have. To the extent that competitors possess or develop superior or more cost-effective environmental remediation solutions or field service capabilities, or otherwise possess or acquire competitive advantages compared to us, our ability to compete effectively could be materially adversely affected.

OUR OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER, CAUSING OUR STOCK PRICE TO FLUCTUATE.

Our operating results have in the past been subject to quarter-to-quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our services is driven by many factors, including national and regional economic trends, the occurrence of unanticipated natural disasters, changes in governmental regulation and our success in being awarded contracts, among other items. These fluctuations in customer demand for our services can create corresponding fluctuations in period-to-period revenues, and therefore results in one period may not be indicative of our revenues in any future period. In addition, the number and timing of large individual contracts are difficult to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant contracts in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly. It is also possible that in some quarters our operating results, particularly with respect to disaster response, will be unusually high due to the occurrence of unanticipated natural disasters. In these situations, our operating results in subsequent financial quarters may decline, which could cause a decline in the market price of our common stock.

WE CANNOT GIVE ANY ASSURANCE THAT WE WILL BE ABLE TO SECURE ADDITIONAL FINANCING TO MEET ITS FUTURE CAPITAL NEEDS.

Our long-term capital requirements will depend on many factors, including, but not limited to, cash flow from operations, the level of capital expenditures, working capital requirements and the growth of our business. We may need to incur additional indebtedness or raise additional capital to fund the capital needs of our operations or related growth opportunities. To the extent additional debt financing cannot be raised on acceptable terms, we may need to raise additional funds through public or private equity financings. No assurance can be given that additional debt or equity financing will be available or that, if such financing is available, the terms of such financing will be favorable to us or to our stockholders. If adequate funds are not available, we may be required to curtail its future operations significantly or to forego expansion opportunities.

VOTING CONTROL IS HELD BY OUR DIRECTORS, OFFICERS AND SIGNIFICANT STOCKHOLDERS, WHOSE INTEREST MAY CONFLICT WITH THOSE OF OUR OTHER SHAREHOLDERS.

Currently our directors and officers as a group beneficially own approximately 20% of our voting securities. Accordingly, acting together, they may be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

In addition, three stockholders, unrelated to us, have filed Schedule 13-G's noting ownership of our common stock in excess of 5% of our outstanding common shares. Accordingly, they may be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. From time to time, these unrelated stockholders may have interests that differ from those of our other stockholders.

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

SEC RULES CONCERNING SALES OF LOW-PRICED SECURITIES MAY HINDER RE-SALES OF OUR COMMON STOCK.

Because our common stock has a market price that is less than five dollars per share and our common stock is not listed on an exchange or quoted on NASDAQ and is traded on the OTC Bulletin Board, brokers and dealers who handle trades in our common stock are subject to certain SEC rules when effecting trades in our common stock. Additionally, the compensation that the brokerage firm and the salesperson handling a trade receive and legal remedies available to the buyer are also subject to SEC rules. These requirements may hinder re-sales of our common stock and may adversely affect the market price of the common stock.

OUR STRATEGY WILL INCLUDE MAKING ADDITIONAL ACQUISITIONS THAT MAY PRESENT RISKS TO THE BUSINESS.

Making additional strategic acquisitions is part of our strategy. For example, on August 25, 2005, we completed the acquisition of certain assets of Flagship and its affiliated companies. Our ability to make future acquisitions will depend upon identifying attractive acquisition candidates and, if necessary, obtaining financing on satisfactory terms. Acquisitions may pose certain risks to us. These risks include the following:

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

     If we are unsuccessful in meeting the challenges arising out of our acquisitions, our business, financial condition and future results could be materially harmed. Additionally, to the extent that the value of the assets acquired in any prior or future acquisitions, including goodwill or intangible assets with indefinite lives, becomes impaired, we would be required to incur impairment charges that would affect earnings. Such impairment charges could reduce our earnings and have a material adverse effect on the market value of our common stock.

UNDER CERTAIN CIRCUMSTANCES, HOLDERS OF THE SERIES C PREFERRED MAY REQUIRE US TO REDEEM THEIR PREFERRED STOCK AT A REDEMPTION AMOUNT IN EXCESS OF THE FACE VALUE OF THE SERIES C PREFERRED.

Under certain circumstances, holders of our Series C Preferred outstanding may require us to redeem their preferred stock at a pre-determined redemption amount (as defined in the Certificate of Designation), which may exceed the face value of the Series C Preferred, including, without limitation, in the following circumstances: (a) if we fail to remove any restrictive legend on any certificate or any shares of common stock issued to the Preferred Stockholders (other than during a permitted black-out period as defined in the Certificate of Designation), (b) upon a bankruptcy event, (c) upon a sale of all or substantially all of the assets or merger of us or (d) we fail to comply in all material respects with certain specified covenants set forth in the Securities Purchase Agreement with the Preferred Stockholders or the Registration Rights Agreement with the Preferred Stockholders.

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

WE ARE REQUIRED TO FILE AND TO KEEP EFFECTIVE A SHELF REGISTRATION STATEMENT FOR STOCKHOLDERS AND IF WE ARE UNABLE TO DO SO FOR THE REQUIRED PERIOD WE MAY BE REQUIRED TO MAKE ADDITIONAL PAYMENTS TO THE HOLDERS OF THE SERIES C PREFERRED AND COMMON STOCK ISSUED IN CONNECTION WITH THE JULY 2005 PRIVATE PLACEMENT OF OUR SECURITIES.

In connection with the private placements, we entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, we agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require us to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then we will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 our Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritive guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2006 and the liability was recorded in accrued liabilities.

ITEM 2. PROPERTIES

As of January 31, 2006, we lease certain office space for our executive offices in Pittsburgh totaling 3,334 square feet. In addition, a combination of warehouse and office space is leased in Los Angeles (6,500 square feet), Hazleton (1,800 square feet), Fort Lauderdale (6,000 square feet), Tampa (5,400 square feet), Rock Hill (15,000 square feet), Dallas (15,800 square feet), Houston (3,800 square feet), Las Vegas (2,500 square feet), Phoenix (3,125 square feet), Portland (6,000 square feet), Seattle (2,150 square feet), Bakersfield (1,500 square feet), Pensacola (1,500 square feet), New Orleans (25,300 square feet), and Paramus (5,391 square feet).

We also own a 18,000 square foot office/warehouse situated on approximately six
(6) acres in Export, Pennsylvania, which is subject to a mortgage of $300,000 at January 31, 2006.

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

                       MARKET PRICE RANGE
                 -----------------------------
                  FISCAL 2006     FISCAL 2005
                 -------------   -------------
                  HIGH    LOW     HIGH    LOW
                 -----   -----   -----   -----
First Quarter    $1.76   $1.36   $1.21   $0.70
Second Quarter    1.41    0.94    1.25    0.64
Third Quarter     2.69    0.92    0.93    0.51
Fourth Quarter    2.21    1.73    1.59    0.75

At March 15, 2006, we had 2,009 stockholders of record.

We have not historically declared or paid dividends with respect to our common stock and have no intention to pay dividends in the foreseeable future. Our ability to pay dividends is prohibited due to limitations imposed by our banking agreement, which requires the prior consent of the bank before dividends are declared. Additionally, the private placement of our preferred stock in July 2005 contained restrictions on the payment of dividends on our common stock until the majority of the preferred stock has been converted into our common stock or redeemed.

ITEM 6. SELECTED FINANCIAL DATA

The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and "Management Discussion and Analysis of Financial Condition and Results of Operations' included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the fiscal years ended January 31, 2006 and the consolidated balance sheet data as of January 31, 2006 have been derived from the consolidated financial statements that have been audited by Malin Bergquist & Company LLP, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the fiscal years ended January 31, 2005 and 2004 and the consolidated balance sheet data as of January 31, 2005 have been derived from the consolidated financial statements that have been audited by Parente Randolph LLC, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2003 and 2002 and the consolidated balance sheet data as of January 31, 2004, 2003 and 2002 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                     FOR THE YEARS ENDED JANUARY 31,
                                             -----------------------------------------------
                                               2006      2005      2004      2003      2002
                                             -------   -------   -------   -------   -------
                                                    (THOUSANDS EXCEPT PER SHARE DATA)
OPERATING DATA
Contract revenues                            $78,751   $60,362   $35,962   $40,621   $42,587
Gross margin                                  11,709     9,762     6,628     5,567     4,258
Income (loss) from continuing operations       2,438     2,960     1,016       486    (1,191)
Other income (expense)                        (1,532)     (391)     (310)     (192)     (380)
Net income (loss)                                896     2,186       644       278    (1,601)

COMMON SHARE DATA
Net income (loss) per common share:
   Basic                                        0.06      0.20      0.07      0.03     (0.17)
   Diluted                                      0.06      0.19      0.07      0.03     (0.17)
Weighted average common shares outstanding    14,409    10,911     9,373     9,372     9,211
BALANCE SHEET DATA
Working capital                              $18,087   $11,086   $ 8,233   $ 7,062   $ 6,491
Total assets                                  42,862    23,942    17,154    15,535    19,788
Long-term debt                                 9,059     5,013     5,306     4,922     5,582
Cumulative Convertible Preferred Stock         2,803        --        --        --        --
Total stockholders' equity                    17,479     9,128     4,909     4,244     3,944

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

The following paragraphs are intended to highlight key operating trends and developments in our operations and to identify other factors affecting our consolidated results of operations for the three years ended January 31, 2006.

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

Selling, general and administrative expenses consist of the personnel at our executive offices and the costs related to operating that office and the Company as a whole including marketing, legal, accounting and other corporate expenses, the costs of management and administration at our seventeen branch offices, office rental, depreciation and amortization of corporate and non-operational assets and other costs related to the operation of our branch offices.

Interest expense consists primarily of interest charges on our line of credit but also includes the interest expense of term debt with our lending institution.

Interest expense for preferred dividends and accretion of discount consists of the 8% dividend on the Series C Preferred Stock sold in July 2005 as part of the private placement of our securities and accretion of the related discount.

Other income (expense) components are as described in our statement of operations.

The income tax provision is the amount accrued and payable to the federal government and the various state taxing authorities. Until fiscal 2005 no amounts have been due to the federal government as we had a net operating loss carryforward, which had been sufficient to offset taxable income in recent years.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements require the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgment about future events and related estimations and how they impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operation. We identified our most critical accounting estimates to be:

     -    Revenue Recognition

     -    Billing Realization / Contract Receivable Collectability

     -    Claims Recognition

     -    Recoverability of Goodwill and Intangible Assets

     -    Recoverability of Deferred Tax Assets

     -    Mandatorily Redeemable Convertible Preferred Stock

     -    Income Taxes

We based our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We believe the following are the critical accounting policies used in the preparation of our consolidated financial statements, as well as the significant estimates and judgments affecting the application of these policies. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this report. We have discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed the disclosures presented below.

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

Claims Recognition

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of anticipated additional costs incurred by us. Recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. We must determine if:

     -    there is a legal basis for the claim;

     - the additional costs were caused by circumstances that were unforeseen by us and are not the result of deficiencies in our performance;

     - the costs are identifiable or determinable and are reasonable in view of the work performed; and

     -    the evidence supporting the claim is objective and verifiable.

If all of these requirements are met, revenue from a claim is recorded only to the extent that we have incurred costs relating to the claim.

Recoverability of Goodwill and Intangible Assets

Effective February 1, 2002, we adopted SFAS No. 142 "Goodwill and Other Intangible Assets," which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit's goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. See further discussion in Notes 16 and 17 to our Consolidated Financial Statements.

At January 31, 2006 goodwill and intangible assets on our balance sheet totaled $2,316,000 and $6,162,000, respectively. The goodwill and intangible assets are primarily attributable to the acquisition of the former Tri-State Restorations, Inc. ("Tri-State") operation in June 2001 that now operates as our Los Angeles office and the acquisition of the former Flagship Services Group, Inc. ("Flagship") operation in August 2005 that now operates as our Dallas office. The remaining goodwill and intangible assets relates to four smaller acquisitions and deferred costs relating to our bank financing. The payment of the initial purchase price for the Tri-State and Flagship acquisitions initially generated a moderate amount of goodwill but the majority was created by the subsequent payment of contingent purchase price under the asset purchase agreement which provided for a four year and eighteen-month, respectively, earn-out for the former owners based upon the net profits of the Los Angeles and Dallas offices, respectively.

We have concluded that the recorded value of goodwill and intangible assets has not been impaired as a result of an evaluation as of January 31, 2006.

Recoverability of Deferred Tax Assets

At January 31, 2006 our deferred tax assets totaled $589,000. As we have been profitable for the last four fiscal years and in fiscal 2005 we exhausted our net operating loss carryforwards, we now believe that we will be profitable in the future at levels which cause us to conclude that it is more likely than not that we will realize all of the deferred tax assets. Therefore, we recorded at January 31, 2006 the estimated net realizable value of the deferred tax assets at that time at our combined federal and state rates.

Manadatorily Redeemable Convertible Preferred Stock

We consulted FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", FAS 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" in accounting for the transaction. The preferred stock has been recorded as a liability after consulting FAS 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, our stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per FAS 150, there is to be no reassessment of the non-substantive feature.

After valuing the warrants for the purchase of our common stock issued with the convertible Preferred Shares, the beneficial conversion contained in the Preferred Shares and the costs associated with the Preferred Stock portion of the financing, the remainder was allocated to the convertible preferred stock. The difference between this initial value and the face value of the Preferred Stock will be accreted back to the Preferred Stock as preferred dividends utilizing an effective method. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. In accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.

A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. In accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.

Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of our Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 our Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritive guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2006 and the liability was recorded in accrued liabilities.

Income Taxes

We provides for income taxes under the liability method as required by SFAS No. 109 "Accounting for Income Taxes".

Deferred income taxes result from timing differences arising between financial and income tax reporting due to the deductibility of certain expenses in different periods for financial reporting and income tax purposes.

We file a consolidated Federal Income tax return. Accordingly, federal income taxes are provided on the taxable income, if any, of the consolidated group. State income taxes are provided on a separate company basis.

ACCOUNTING POLICY CHANGES

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock

Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Should we issue employee stock options after January 31, 2006, a charge against earnings would be required as provided by SFAS 123R. The magnitude of the charge would depend upon the number of employee stock options issues, the exercise price of the stock options and the volatility of the share price of our common stock on the date the employee stock options are issued. At January 31, 2006 we had 689,450 options outstanding subject to time vesting. The aforementioned options will result in an approximately $155,000 expense charge in fiscal 2007.

RESULTS OF OPERATIONS

YEAR ENDED JANUARY 31, 2006 COMPARED TO YEAR ENDED JANUARY 31, 2005

During the year ended January 31, 2006, ("Fiscal 2006"), our contract revenues increased by 30.5% to $78.8 million compared to $60.4 million in the year ended January 31, 2005 ("Fiscal 2005"). The increase was partly due to the acquisition of the former Flagship operation, which was included subsequent to its acquisition in late August 2005. Additionally, there was an increase in contract activity at our Charlotte, New York, Los Angeles, Tampa and Ft. Lauderdale offices as compared to the prior fiscal period. The increase was attributable to an increase in volume of work placed under contract and performed by these offices. Both fiscal periods had a significant amount of disaster response revenues.

Our gross margin increased to $11.7 million in fiscal 2006 compared to $9.8 million in the fiscal 2005. Gross margin as a percentage of revenue decreased to 14.9% for the current year from 16.2% for the prior year. The increase in gross margin of $1.95 million is due to a higher volume of work performed at a lower gross margin percentage. The current fiscal year had four significant projects totaling $13.5 million in revenue with a total negative gross margin of $0.5 million. These asbestos abatement projects in our New York, Pittsburgh, Los Angeles and Seattle offices encountered unexpected conditions and cost overruns and resulted in the overall lower margin percentage experienced in the current fiscal year.

Selling, general and administrative expenses increased to $9.3 million in the current fiscal year as compared to $6.9 million in the prior fiscal year. This increase was due to personnel and salary increases in the current fiscal year as compared to the prior fiscal year, an overall increase in various operating expenses, the inclusion of the former Flagship operations subsequent to its acquisition in August 2005 and the inclusion of the former Lange operations subsequent to its acquisition in November 2005 and the opening of new offices in New Orleans, LA, Bakersfield, CA and Las Vegas, NV. As a percentage of contract revenues, selling, general and administrative expense increased by 0.3% to 11.8% for the current fiscal period from 11.5% for the prior year fiscal period.

Our reported income from operations of $2.44 million for the year ended January 31, 2006 compared to income from operations of $2.96 million for year ended January 31, 2005, decreasing by $0.5 million or 18%, as a direct result of the factors discussed above.

Interest expense increased to $0.49 million in the current year as compared to $0.39 million in the prior year as a result of continual increases in the prime rate of interest, to which a majority of our borrowings are tied and increases in the balance outstanding on the line of credit to fund a higher level of operations.

Interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend of $277,000 and the accretion of the discount associated with the preferred stock of $842,000 are required to be reflected as interest expense. The accretion of the discount included a $501,000 charge due to the conversion of 860 shares of preferred stock into 860,000 shares of our common stock. The remaining unamortized discount is required to be expensed at the time of conversion.

Our other income for the year ended January 31, 2006 included a $0.05 million gain from our sale of our 50% interest in the IAQ venture, which had been accounted for under the equity method of accounting.

During the year ended January 31, 2006, we made a net income tax provision of $0.01 million consisting of a $0.44 million provision for current federal income taxes, a $0.16 million for current state income taxes, a $0.48 million benefit for deferred federal income taxes and a $0.11 million benefit for deferred federal income taxes. The provision for current federal income taxes reflects the effect of a $0.43 million benefit for the federal Research and Development tax credit which was recently quantified for the income tax returns filed for the years ended January 31, 2002 through January 31, 2006 resulting in the amendment of the aforementioned returns. While we did not pay any federal income taxes for fiscal 2002, 2003 and 2004, the effect of the credit was carried forward to the fiscal 2006 return, resulting in the utilization of a portion of the credit in the current year. The remainder of approximately $0.2 million will be carried forward to fiscal 2007.

Additionally, we recognized a $0.43 million deferred federal benefit from the reversal of the valuation allowance against our net deferred tax assets, as we no longer feel that a significant uncertainty exists as to the future realization of those net deferred income tax assets. While we had been profitable since the fiscal year ending January 31, 2003, our federal net operating loss carryforward was only fully utilized in the quarter ended January 31, 2005. As our operations are subject to a high degree of volatility due to the nature of our business, we only concluded that the uncertainty had been resolved in the most recent fiscal quarter.

YEAR ENDED JANUARY 31, 2005 COMPARED TO YEAR ENDED JANUARY 31, 2004

During the year ended January 31, 2005, (fiscal 2005) our consolidated revenues increased 68% to $60.4 million as compared to $36.0 million for the previous fiscal year ended January 31, 2004 (fiscal 2004). The increase was due to an significant increase in contract activity at our Los Angeles, Pittsburgh, Tampa and Ft. Lauderdale offices and in part to increased revenue from mold remediation. The increase at the Tampa and Ft. Lauderdale offices and in part at the Pittsburgh office was partially due to the increased demand for services as a result of the four hurricanes, which hit the southeastern United States in August and September of 2004.

Our reported gross margin increased to $9.8 million in fiscal 2005 compared to $6.6 million in fiscal 2004. The increase in gross margin is due to a higher volume of work offset in part by negative contract adjustments of $1.4 million, primarily on contracts commencing and completed in fiscal 2005, due to cost overruns and unexpected conditions. The majority of the adjustments were at our New York, Pittsburgh, Seattle and Los Angeles offices.

Selling, general and administrative expenses increased in fiscal 2005 to $6.9 million compared to $5.6 million in fiscal 2004. This increase was due in part to the significantly higher level of operating activity, including employee bonuses as many of our operating locations met their earnings targets, the addition of the Kleen-All and PT&L operations acquired in the first quarter of fiscal 2005 and additional headcount.

The 2005 fiscal year's income from operations included a $0.11 million gain from the sale of fixed assets as the Company sold equipment that was currently not being utilized.

As a result of the factors discussed above, we reported income from operations in fiscal 2005 of $2.96 million compared to an income from operations of $1.0 million in fiscal 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 2006

During fiscal 2006, we experienced an decrease in cash and cash equivalents of $0.1 million as cash and cash equivalents decreased from $0.33 million at January 31, 2005 to $0.23 million at January 31, 2006. The decrease in cash and cash equivalents in fiscal 2006 was attributable to cash outflows of $4.1 million from operating activities and $7.1 million from investing activities, which were partially offset by cash provided by financing activities of $11.1 million.

Cash utilized by operating activities totaled $4.1 million during fiscal 2006. Cash outflows included, a $9.8 million increase in accounts receivable caused by the significant increase in billings, a $0.23 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.07 million increase in inventories, a $0.56 million increase in prepaid income taxes, a $0.21 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.31 million decrease in current income tax liabilities and a $0.59 million net benefit for deferred income tax which is non-cash in nature. These cash outflows were partially offset by cash inflows including $0.9 million of net income in the current fiscal period, $0.8 million of preferred stock accretion of the discount on the preferred stock which is non-cash in nature, a $0.25 provision for uncollectible accounts, a $0.95 million decrease in other current assets, a $2.4 million increase in accounts payable, a $1.3 million increase in accrued liabilities related to the timing of payments and $1.09 million of depreciation and amortization.

Investing activities cash outflows included $5.6 million for the acquisition of the Flagship operation in August 2005 and the Lange operation in November 2005, $1.4 million for the purchase of property, plant and equipment, a $0.09 million increase in other assets and a $0.02 million of capital contributions in the IAQ joint venture prior to the sale of its interest by us. These cash outflows were partially offset by $0.06 million of proceeds from the sale of our equity investment in the IAQ joint venture.

Financing activities cash inflows consisted of $7.5 million from the private placement of our common and convertible preferred stock in July 2005 and the subsequent exercise of the over-allotment option provided to preferred stockholders (which was net of $0.84 million of costs associated with the initial private placement and the subsequent exercise of the over-allotment option), $0.3 million of preferred stock dividends which are non-cash in nature as the dividends on the preferred stock accumulated until conversion or maturity, $3.7 million net borrowing on the line of credit, $0.4 million of proceeds from a equipment line provided by our bank, $0.34 million from the exercise of employee stock options and $0.84 million from the exercise of warrants issued as part of the July 2005 private placement. These cash inflows were partially offset by $1.6 million for the repayment of debt and insurance premium financing and $0.6 million of earnout payments related to the acquisition of businesses acquired in prior years.

FISCAL 2005

During fiscal 2005, we experienced an increase in cash and cash equivalents of $0.3 million as cash and cash equivalents increased from $0.04 million at January 31, 2004 to $0.33 million at January 31, 2005. The increase in cash and cash equivalents in fiscal 2005 was attributable to cash inflows of $0.96 million from operating activities and of $0.3 million from financing activities partially offset by cash utilized by investing activities of $0.95 million.

Cash inflows from operating activities were generated by net income of $2.2 million, depreciation and amortization of $0.7 million, a $0.2 provision for uncollectible accounts, a $0.9 million increase in other current assets a $0.37 million increase in accounts payable, a $0.77 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.3 million in current income taxes payable and a $1.3 million increase in accrued liabilities related to the timing of the payments. The cash inflows were partially offset by cash utilizations including a $4.1 million increase in accounts receivable, due to a significantly higher volume of customer billings in the current fiscal year, a $1.6 million increase in costs and estimated earnings in excess of billings on uncompleted contracts and a $0.05 million increase in inventories.

Cash inflows from financing activities of $0.3 million during fiscal 2005 consisted of $0.45 million from the private placement of the Company's common stock (which was net of $0.05 million of costs associated with registering our common stock related to the private placement), $1.2 million from the exercise of warrants issued in connection with the aforementioned private placement and $0.33 million from the exercise of employee stock options. These cash inflows were partially offset by $1.46 million in debt and insurance premium financing and $0.2 million of earnout payments related to the acquisition of businesses acquired in prior years.

Investing activities cash outflows included $0.90 million for the purchase of property, plant and equipment, a $0.015 million additional investment in the IAQ venture and $0.12 million of payments related to the acquisition of businesses completed in the current fiscal year. These cash outflows were partially offset by $0.13 million of proceeds from the sale of fixed assets.

FISCAL 2004

During fiscal 2004, we experienced an increase in liquidity of $0.027 million as cash and short-term investments increased from $0.009 million at January 31, 2003 to $0.036 million at January 31, 2004. The increase in liquidity in fiscal 2004 was attributable to cash inflows of $1.36 million from operating activities partially offset by $0.82 million utilized by financing activities and $0.51 million of cash utilized by investing activities.

Cash inflows from operating activities were generated by net income of $0.64 million, depreciation and amortization of $1.03 million, a $0.09 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.92 million decrease in other current assets, a $0.32 million increase in accounts payable and a $0.38 million increase in billings in excess of costs and estimated earnings on uncompleted contracts. The cash inflows were partially offset by cash utilizations including a $1.82 million increase in accounts receivable, due to a significantly higher volume of customer billings in January 2004, a $0.03 million increase in inventories and a $0.2 million decrease in accrued liabilities related to the timing of the payments.

Financing activities utilized cash flows of $0.82 million during fiscal 2004 included $1.3 million in debt and insurance premium financing and $0.26 million of earnout payments related to the acquisition of a business acquired in prior years. which was partially offset of $0.75 million debt and insurance premium financing.

Our investing activities utilized cash flows of $0.51 million, which included $0.52 million for the purchase of property, plant and equipment partially offset by $0.04 million of proceeds from the sale of fixed assets.

At January 31, 2006, we had approximately $1.5 million of costs and estimated earnings in excess of billings on uncompleted contracts and approximately $1.0 million of accounts receivable that represented contract claims and unapproved change orders. We expect to process change orders or pursue contract claims of approximately $3.6 million relative to the aforementioned contracts. At January 31, 2006 accounts receivable included $4,017,000 of billings which been billed to the customer more than one hundred twenty days prior to the respective year-end and contracts receivable included $2,474,000 of retainage receivables.

CONTRACTUAL OBLIGATIONS

Our contractual obligations at January 31, 2006 are summarized as follows:

                                                                 PAYMENT DUE BY PERIOD
                                                        ---------------------------------------
                                                        LESS THAN     1-3      3-5    MORE THAN
                                               TOTAL      1 YEAR     YEARS    YEARS    5 YEARS
                                              -------   ---------   ------   ------   ---------
                                                                 (THOUSANDS)
Long-Term Debt Obligations                    $ 9,572     $  513    $8,716   $  152      $191
Capital Lease Obligations                          --         --        --       --        --
Operating Lease Obligations                     2,279        928       889      462        --
Purchase Obligations                               --         --        --       --        --
Other Long-Term Liabilities Reflected
   On Registrant's Balance Sheet Under GAAP     6,256         --        --    6,256        --
                                              -------     ------    ------   ------      ----
Total                                         $18,107     $1,441    $9,605   $6,870      $191
                                              =======     ======    ======   ======      ====

The 1-3 year payment due column includes $8.4 million for the line of credit which is due June 6, 2007. The line of credit is at an interest rate of prime plus 1/4%. We rely significantly upon our access to credit facilities in order to operate our business. We expect to be able to maintain our existing line of credit (or to obtain replacement or additional financing) as the current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms, if at all. An inability to maintain an adequate line of credit could result in limitations on our ability to bid for new or renew existing contracts, which could have a material adverse effect on our financial condition and results of operations. It has been the practice of our lending institution to annually extend the maturity date of the line of credit. While we are confident that this will remain the case, there can be no assurance that the lending institution will continue to extend the maturity date of the line of credit annually. In December 2005 our lender approved a temporary $2,000,000 increase in our line of credit to $13.0 million until June 6, 2006. The increase in the line of credit was required to fund the increase in revenues generated by the hurricane recovery work beginning in the third quarter of fiscal 2006.

Under our credit facility, we are also required to maintain specified financial ratios and satisfy certain financial tests. At January 31, 2006 we were in compliance with all the covenants of our debt agreement.

The 3-5 year payment due column includes $6.015 million for the face value of the Cumulative Convertible Series C Preferred Stock which is due July 1, 2009 unless it has been converted into shares of our common stock plus $0.241 million of related accrued but unpaid dividends. On our Balance Sheet at January 31, 2006, the balance of the aforementioned Preferred Stock is $2.8 million as the face amount had been discounted for the beneficial conversion feature and value has been assigned to the warrants that were issued with the Preferred Stock. The Preferred Stock has an 8% coupon, which is payable at maturity in cash or converted into common shares if the preferred stock is converted before maturity. Beginning 120 days following effectiveness of the registration statement we may mandatorily convert the Preferred Shares into shares of

Common Stock, if certain conditions are satisfied including, among other things:
(a) if the average closing bid price of our Common Stock during any 20 consecutive trading day period is greater than 150% of the conversion price, (b) the Preferred Registration Statement is currently effective, (c) the maximum number of shares of Common Stock issued upon such mandatory conversion does not exceed 100% of the total 5 day trading volume of our Common Stock for the 5 trading day period preceding the mandatory conversion date and (d) no mandatory conversions have occurred in the previous 30 trading days.

In March 2004, we raised $0.5 million from a private placement of our Common Stock to fund general business purposes and our acquisition strategy. In connection with the private placement, we also issued warrants exercisable for an additional 3.5 million shares. The full exercise of these warrants would result in proceeds to us of $4.4 million. During fiscal 2005, warrants for the issuance of 1,500,000 shares of our common stock were exercised resulting in proceeds of $1,200,000 to us. No warrants were exercised in fiscal 2006.

In July 2005, we raised $7.0 million from a private placement of our Common and Preferred Stock to fund general business purposes and our acquisition strategy. In connection with the private placement, we also issued an over-allotment option to the purchasers of our preferred stock, which allowed them to purchase up to an additional 25% of their original purchase. Between October and December 2005, the over-allotment option was fully exercised resulting in an additional $1.375 million. We also issued warrants exercisable for an additional 3.9 million shares. The full exercise of these warrants would result in proceeds to us of $4.8 million. During fiscal 2006, warrants for the issuance of 391,000 shares of our common stock were exercised resulting in proceeds of $434,000 to us. Additionally, 860 shares of preferred stock were converted into 895,521 shares of common stock. The conversion included the conversion of $35,521 of dividends into 35,521 shares of our common stock.

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

Any outstanding shares of preferred stock that have not been converted to common stock at the maturity date of July 1, 2009 are payable in cash along with the related 8% per annum dividend.

We consulted FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", FAS 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" in accounting for the transaction. The preferred stock has been recorded as a liability after consulting FAS 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, our stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per FAS 150, there is to be no reassessment of the non-substantive feature.

After valuing the warrants for the purchase of our common stock issued with the convertible Preferred Shares, the beneficial conversion contained in the Preferred Shares and the costs associated with the Preferred Stock portion of the financing, the remainder was allocated to the convertible preferred stock. The difference between this initial value and the face value of the Preferred Stock will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. In accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.

A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the year ended January 31, 2006 the accrued dividend was $277,000 for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. Of the total accrued dividend of $277,000, conversions of Series C Preferred Stock into Common Stock resulted in the conversion of $36,000 of dividends. Therefore, $241,000 of dividends remain accrued at January 31, 2006. In accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.

In connection with these transactions, the Investor entered into a Registration Rights Agreement with us. Under this agreement, we are required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the Warrant Shares. Our registration statement was declared effective by the U.S. Securities and Exchange Commission on November 21, 2005. We are required to keep the registration statement effective until the earlier of two years from the Closing Date and such time as the remaining Shares and Warrant Shares may be sold under Rule 144 in any three month period, subject to permitted Black-Out Periods (as defined in the Registration Rights Agreement). In the event that the Investor is not permitted to sell its Shares as the registration statement is not effective for any period exceeding a permitted Black-Out Period, then we will be obligated to pay the Investor liquidated damages equal to 12% of the Investor's purchase price per annum. On November 21, 2005 our Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritive guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2006 and the liability was recorded in accrued liabilities.

On August 25, 2005, pursuant to an Asset Purchase Agreement, (the "Agreement"), we completed the acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates
- Commercial, Ltd., and Flagship Reconstruction Associates - Residential, Ltd. ("Flagship"), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due in semi-annual installments of $375,000 plus interest, 236,027 shares of our restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of our restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of our restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants expire five years from the date of closing. The aggregate purchase price of approximately $6.5 million was allocated to the fair value of the assets acquired in accordance with FAS 141 "Business Combinations" with the majority of the purchase consideration allocated to customer relationships, with the remainder allocated to subcontractor relationships, the covenant-not-to-compete, fixed assets acquired and the remainder was allocated to goodwill. The Agreement also includes earn-out provisions over the first eighteen-month period commencing on the closing date, pursuant to which we are required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At January 31, 2006, $492,000 had been earned and accrued relative to the earn-out agreement

At January 31, 2006, we had approximately $1.5 million of costs and estimated earnings in excess of billings on uncompleted contracts and approximately $1.0 million of accounts receivable that represented contract claims and/or unapproved change orders. We expect to process change orders or pursue contract claims of approximately $3.6 million relative to the aforementioned contracts.

Based upon the current operating plan, we expect that our existing cash balances and cash flows from operations will be sufficient to finance our working capital and capital expenditure requirements through Fiscal 2007. However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we can not be assured that such financing will be available on commercially reasonable terms or at all.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The only market risk, as defined, that we are exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $84,000 change in borrowing costs based upon the balance outstanding at January 31, 2006. The Corporation does not use derivative financial instruments to manage interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the report of Malin Bergquist and Company LLP and Parente Randolph LLC are attached to this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference .

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For information regarding the Company's change in independent registered public accounting firm from Parente Randolph, LLC to Malin Bergquist & Company, LLP, please refer to the Company's Current Reports on Form 8-K filed with the SEC on June 24, 2005 and July 15, 2005. The Company has had no disagreements with its independent auditors regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

1. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our independent registered public accounting firm noted no material weaknesses. We are awaiting further guidance from PCAOB concerning the extent of documentation required by small company non-accelerated filers. That guidance is currently expected in the spring of 2006.

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

2. Internal Control Over Financial Reporting

     (a) Management's Annual Report on Internal Control Over Financial Reporting

In accordance with SEC Release No. 33-8618, the Company will omit the report of the Company's management on internal control over financial reporting, and in accordance with current rules plan to file such report in our Annual Report on Form 10-K covering the fiscal year ended January 31, 2008.

     (b) Attestation Report of the Registered Public Accounting Firm

In accordance with SEC Release No. 33-8618, the Company will omit the attestation report of Malin, Bergquist & Company, LLP on management's assessment of the Company's internal control over financial reporting and in accordance with current rules plan to file such attestation in our Annual Report on Form 10-K covering the fiscal year ended January 31, 2008.

     (c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting, except as noted in the first paragraph of this Item 9A - Controls and Procedures.

ITEM 9B. OTHER INFORMATION

None

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

Code of Ethics

We have adopted a Code of Business Ethics for directors and executive officers (including our principal executive officer and principal financial officer) (the "Code of Ethics"). A copy of the Code of Ethics is available upon request, free of charge, by contacting our Corporate Secretary at PDG Environmental, Inc., 1386 Beulah Road, Building 801, Pittsburgh, PA 15235. Pursuant to Exchange Act rules, a copy of the Code of Ethics is incorporated herein by reference as
Exhibit 14 to this Annual Report on Form 10-K.

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

                                                                            PAGE
                                                                            ----
Report of Registered Public Accounting Firm..............................    F-1

Consolidated Balance Sheets as of January 31, 2006 and 2005..............    F-3

Consolidated Statements of Operations for the Years Ended
   January 31, 2006, 2005 and 2004.......................................    F-5

Consolidated Statements of Changes in Stockholders' Equity for the
   Years Ended January 31, 2006, 2005 and 2004...........................    F-6

Consolidated Statements of Cash Flows for the Years Ended
   January 31, 2006, 2005 and 2004.......................................    F-7

Notes to Consolidated Financial Statements for the Three Years
   Ended January 31, 2006, 2005 and 2004.................................    F-8

Schedule II - Valuation and Qualifying Accounts..........................   F-27

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

                                        PDG ENVIRONMENTAL, INC.


                                        /s/ John C. Regan
                                        ----------------------------------------
                                        John C. Regan,
                                        Chairman and Chief Executive Officer


                                        /s/ Todd B. Fortier
                                        ----------------------------------------
                                        Todd B. Fortier,
                                        Chief Financial Officer

Date: April 28, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John C. Regan                       April 28, 2006
-------------------------------------
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer
and Director)


/s/ Todd B. Fortier
-------------------------------------
Todd B. Fortier,
(Principal Accounting Officer)


Richard A. Bendis, Director             By /s/ John C. Regan
                                        ----------------------------------------
                                        John C. Regan, Attorney-in-Fact
                                        April 28, 2006


Edgar Berkey, Director                  By /s/ John C. Regan
                                        ----------------------------------------
                                        John C. Regan, Attorney-in-Fact
                                        April 28, 2006


James D. Chiafullo, Director            By /s/ John C. Regan
                                        ----------------------------------------
                                        John C. Regan, Attorney-in-Fact
                                        April 28, 2006


Edwin J. Kilpela, Director              By /s/ John C. Regan
                                        ----------------------------------------
                                        John C. Regan, Attorney-in-Fact
                                        April 28, 2006

                             PDG ENVIRONMENTAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                             ITEMS 8, 14(c) AND (d)
                FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PDG Environmental, Inc.

We have audited the accompanying balance sheet of PDG Environmental, Inc. and subsidiaries (the Corporation) as of January 31, 2006, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. and subsidiaries as of January 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Malin, Bergquist & Company, LLP

Pittsburgh, Pennsylvania
April 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of PDG Environmental, Inc.

We have audited the accompanying balance sheet of PDG Environmental, Inc. and subsidiaries (the "Corporation") as of January 31, 2005, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two year period ended January 31, 2005. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended January 31, 2003 were audited by Stokes & Hinds, LLC, who merged with Parente Randolph, LLC as of June 1, 2003, and whose report dated April 7, 2003 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. and subsidiaries as of January 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.


/s/ Parente Randolph, LLC

Pittsburgh, Pennsylvania
April 15, 2005

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                          JANUARY 31,
                                                                   -------------------------
                                                                       2006          2005
                                                                   -----------   -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                       $   230,000   $   333,000
   Contracts receivable, net of $410,000 allowance in 2006
      and net of $212,000 allowance in 2005                         24,471,000    14,907,000
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                          5,174,000     4,940,000
   Inventories                                                         669,000       590,000
   Prepaid income taxes                                                560,000            --
   Deferred income tax asset                                           373,000            --
   Other current assets                                                131,000       117,000
                                                                   -----------   -----------
TOTAL CURRENT ASSETS                                                31,608,000    20,887,000
PROPERTY, PLANT AND EQUIPMENT
   Land                                                                 42,000        42,000
   Leasehold improvements                                              224,000       203,000
   Furniture and fixtures                                              222,000       180,000
   Vehicles                                                            952,000       734,000
   Equipment                                                         8,270,000     7,036,000
   Buildings                                                           427,000       370,000
                                                                   -----------   -----------
                                                                    10,137,000     8,565,000
Less: accumulated depreciation                                       7,838,000     7,227,000
                                                                   -----------   -----------
                                                                     2,299,000     1,338,000
INTANGIBLE ASSETS, net of accumulated amortization of $1,012,000
   and $609,000 in 2006 and 2005, respectively                       6,162,000       130,000
GOODWILL                                                             2,316,000     1,338,000
DEFERRED INCOME TAX ASSET                                              216,000            --
OTHER ASSETS                                                           261,000       249,000
                                                                   -----------   -----------
TOTAL ASSETS                                                       $42,862,000   $23,942,000
                                                                   ===========   ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

PDG ENVIRONMENTAL, INC.

                                                                                           JANUARY 31,
                                                                                   --------------------------
                                                                                       2006           2005
                                                                                   ------------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                $  6,537,000   $ 4,145,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                           2,012,000     2,222,000
   Accrued liabilities                                                                4,459,000     2,937,000
   Current income tax liabilities                                                            --       305,000
   Current portion of long-term debt                                                    513,000       192,000
                                                                                   ------------   -----------
TOTAL CURRENT LIABILITIES                                                            13,521,000     9,801,000
LONG-TERM DEBT                                                                        9,059,000     5,013,000
MANDATORILY REDEEMABLE CUMULATIVE CONVERTIBLE SERIES C PREFERRED STOCK,
      $1,000.00 par value, 6,875 shares authorized and 6,015 and -0- issued and outstanding shares at January 31, 2006 and 2005, respectively (liquidation
      preference of $6,256,200 at January 31, 2006)                                   2,803,000            --
                                                                                   ------------   -----------
TOTAL LIABILITIES                                                                    25,383,000    14,814,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Common stock, $0.02 par value, 60,000,000 and 30,000,000 shares authorized and 17,779,123 and 13,505,840 shares issued and
      outstanding January 31, 2006 and 2005, respectively                               345,000       260,000
   Common stock warrants                                                              1,881,000       153,000
   Paid-in capital                                                                   15,582,000     9,940,000
   Accumulated deficit                                                                 (291,000)   (1,187,000)
   Less treasury stock, at cost, 571,510 shares at January 31, 2006 and 2005            (38,000)      (38,000)
                                                                                   ------------   -----------
TOTAL STOCKHOLDERS' EQUITY                                                           17,479,000     9,128,000
                                                                                   ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 42,862,000   $23,942,000
                                                                                   ============   ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

PDG ENVIRONMENTAL, INC.

                                                                FOR THE YEARS ENDED JANUARY 31,
                                                            ---------------------------------------
                                                                2006          2005          2004
                                                            -----------   -----------   -----------
CONTRACT REVENUES                                           $78,751,000   $60,362,000   $35,962,000
CONTRACT COSTS                                               67,042,000    50,600,000    29,334,000
                                                            -----------   -----------   -----------
GROSS MARGIN                                                 11,709,000     9,762,000     6,628,000
GAIN ON SALE OF FIXED ASSETS                                     10,000       110,000            --
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  9,281,000     6,912,000     5,612,000
                                                            -----------   -----------   -----------
INCOME FROM OPERATIONS                                        2,438,000     2,960,000     1,016,000
OTHER INCOME (EXPENSE):
   Interest expense                                            (490,000)     (393,000)     (352,000)
   Deferred interest expense for preferred dividends           (277,000)           --            --
   Non-cash interest expense for accretion of discount on
      preferred stock                                          (842,000)           --            --
   Gain on sale of equity investment                             48,000            --            --
   Equity in income (losses) of equity investment                 4,000       (15,000)       (7,000)
   Interest and other income                                     25,000        17,000        49,000
                                                            -----------   -----------   -----------
                                                             (1,532,000)     (391,000)     (310,000)
                                                            -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                                      906,000     2,569,000       706,000
INCOME TAX PROVISION                                            (10,000)     (383,000)      (62,000)
                                                            -----------   -----------   -----------
NET INCOME                                                  $   896,000   $ 2,186,000   $   644,000
                                                            ===========   ===========   ===========
EARNINGS PER COMMON SHARE - BASIC:                          $      0.06   $      0.20   $      0.07
                                                            ===========   ===========   ===========
EARNINGS PER COMMON SHARE - DILUTIVE:                       $      0.06   $      0.19   $      0.07
                                                            ===========   ===========   ===========
AVERAGE COMMON SHARES OUTSTANDING                            14,409,000    10,911,000     9,373,000
AVERAGE DILUTIVE COMMON STOCK EQUIVALENTS OUTSTANDING         1,797,000       871,000       195,000
                                                            -----------   -----------   -----------
AVERAGE COMMON SHARES AND DILUTIVE COMMON STOCK
   EQUIVALENTS OUTSTANDING                                   16,206,000    11,782,000     9,568,000
                                                            ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

PDG ENVIRONMENTAL, INC.
FOR THE THREE YEARS ENDED JANUARY 31, 2006

                                                                 PREFERRED                COMMON
                                                                   STOCK      COMMON       STOCK       PAID-IN
                                                                  SERIES A     STOCK      WARRANT      CAPITAL
                                                                 ---------   --------   ----------   -----------
BALANCE AT JANUARY 31, 2003                                      $ 14,000    $189,000   $       --   $ 8,110,000
Issuance of 5,000 shares under Employee
   Incentive Stock Option Plan                                                                  --         1,000
Amortization of stock based compensation
Net Income
                                                                 --------    --------   ----------   -----------
BALANCE AT JANUARY 31, 2004                                        14,000     189,000           --     8,111,000
Private placement of 1,250,000 shares of
   Common Stock, net of $51,000 of issuance costs                              25,000      287,000       137,000
Redemption of preferred stock                                     (14,000)      1,000                     13,000
Issuance of 62,500 shares in connection with
   an acquisition                                                               1,000                     58,000
Issuance of 670,500 shares under Employee
   Incentive Stock Option Plan                                                 13,000                    293,000
Issuance of 50,000 shares under Non-Employee
   Director Stock Option Plan                                                   1,000                     24,000
Issuance of 1,500,000 shares from exercise of
   Stock warrants                                                              30,000     (134,000)    1,304,000
Amortization of stock based compensation
Net Income
                                                                 --------    --------   ----------   -----------
BALANCE AT JANUARY 31, 2005                                            --     260,000      153,000     9,940,000
Private placement of 1,666,667 shares of
   Common Stock and 5,500 shares of Series C
   Preferred Stock, net of $775,000 of issuance costs                          33,000    1,565,000     2,599,000
Exercise of Over-Allotment option for 1,375 shares of Series C
   Preferred Stock, net of $69,000 of issuance costs                                       322,000       432,000
Costs associated with March 2004 private placement                                                       (20,000)
Issuance of 236,027 shares in connection with
   an acquisition                                                               5,000      186,000       245,000
Issuance of 657,167 shares under Employee
   Incentive Stock Option Plan                                                 13,000                    316,000
Issuance of 20,000 shares under Non-Employee
   Director Stock Option Plan                                                   1,000                      6,000
Employee issuance of 100,000 shares of restricted common stock                                            12,000
Issuance of 790,625 shares from exercise of
   stock warrants                                                              15,000     (345,000)    1,174,000
Conversion of 860 shares of Series C Preferred Stock
   Into 895,521 shares of Common Stock, including
   35,521 shares of Common Stock  from accrued dividends                       18,000                    878,000
Net Income
                                                                 --------    --------   ----------   -----------
BALANCE AT JANUARY 31, 2006                                      $     --    $345,000   $1,881,000   $15,582,000
                                                                 ========    ========   ==========   ===========

                                                                                            (DEFICIT)        TOTAL
                                                                   DEFERRED     TREASURY     RETAINED    STOCKHOLDERS'
                                                                 COMPENSATION     STOCK      EARNINGS        EQUITY
                                                                 ------------   --------   -----------   -------------
BALANCE AT JANUARY 31, 2003                                        $(26,000)    $(38,000)  $(4,005,000)   $ 4,244,000
Issuance of 5,000 shares under Employee
   Incentive Stock Option Plan                                                                                  1,000
Amortization of stock based compensation                             20,000                                    20,000
Net Income                                                                                     644,000        644,000
                                                                   --------     --------   -----------    -----------
BALANCE AT JANUARY 31, 2004                                          (6,000)     (38,000)   (3,361,000)     4,909,000
Private placement of 1,250,000 shares of
   Common Stock, net of $51,000 of issuance costs                                                             449,000
Redemption of preferred stock                                                                  (12,000)       (12,000)
Issuance of 62,500 shares in connection with
   an acquisition                                                                                              59,000
Issuance of 670,500 shares under Employee
   Incentive Stock Option Plan                                                                                306,000
Issuance of 50,000 shares under Non-Employee
   Director Stock Option Plan                                                                                  25,000
Issuance of 1,500,000 shares from exercise of
   Stock warrants                                                                                           1,200,000
Amortization of stock based compensation                              6,000                                     6,000
Net Income                                                                                   2,186,000      2,186,000
                                                                   --------     --------   -----------    -----------
BALANCE AT JANUARY 31, 2005                                              --      (38,000)   (1,187,000)     9,128,000
Private placement of 1,666,667 shares of
   Common Stock and 5,500 shares of Series C
   Preferred Stock, net of $775,000 of issuance costs                                                       4,197,000
Exercise of Over-Allotment option for 1,375 shares of Series C
   Preferred Stock, net of $69,000 of issuance costs                                                          754,000
Costs associated with March 2004 private placement                                                            (20,000)
Issuance of 236,027 shares in connection with
   an acquisition                                                                                             436,000
Issuance of 657,167 shares under Employee
   Incentive Stock Option Plan                                                                                329,000
Issuance of 20,000 shares under Non-Employee
   Director Stock Option Plan                                                                                   7,000
Employee issuance of 100,000 shares of restricted common stock                                                 12,000
Issuance of 790,625 shares from exercise of
   stock warrants                                                                                             844,000
Conversion of 860 shares of Series C Preferred Stock
   Into 895,521 shares of Common Stock, including
   35,521 shares of Common Stock  from accrued dividends                                                      896,000
Net Income                                                                                     896,000        896,000
                                                                   --------     --------   -----------    -----------
BALANCE AT JANUARY 31, 2006                                        $     --     $(38,000)  $  (291,000)   $17,479,000
                                                                   ========     ========   ===========    ===========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PDG ENVIRONMENTAL, INC.

                                                                             FOR THE YEARS ENDED JANUARY 31,
                                                                         ---------------------------------------
                                                                             2006          2005          2004
                                                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   896,000   $ 2,186,000   $   644,000
ADJUSTMENTS TO RECONCILE NET INCOME
   TO CASH PROVIDED BY OPERATING ACTIVITIES:
   Depreciation                                                              689,000       537,000       822,000
   Amortization                                                              403,000       164,000       205,000
   Deferred income taxes                                                    (589,000)           --
   Interest expense for Series C preferred stock accretion of discount       842,000            --            --
   Stock based compensation                                                   12,000         6,000        20,000
   Gain on sale of fixed assets and equity investment                        (58,000)     (110,000)           --
   Provision for uncollectable accounts                                      252,000       200,000            --
   Equity in (income) losses of equity investment                             (4,000)       15,000         7,000
                                                                         -----------   -----------   -----------
                                                                           2,443,000     2,998,000     1,698,000
CHANGES IN CURRENT ASSETS AND LIABILITIES:
   Accounts receivable                                                    (9,816,000)   (4,057,000)   (1,820,000)
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                 (234,000)   (1,613,000)       85,000
   Inventories                                                               (68,000)      (48,000)      (28,000)
   Prepaid income taxes                                                     (560,000)           --
   Other current assets                                                      945,000       912,000       915,000
   Accounts payable                                                        2,412,000       365,000       317,000
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                 (210,000)      773,000       379,000
   Current income taxes                                                     (305,000)      294,000            --
   Accrued liabilities                                                     1,294,000     1,334,000      (190,000)
                                                                         -----------   -----------   -----------
TOTAL CHANGES                                                             (6,542,000)   (2,040,000)     (342,000)
                                                                         -----------   -----------   -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          (4,099,000)      958,000     1,356,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment                              (1,385,000)     (897,000)     (523,000)
   Acquisition of businesses                                              (5,625,000)     (122,000)           --
   Additional investment in joint venture                                    (18,000)      (15,000)           --
   Proceeds from sale of equity investment and fixed assets                   60,000       131,000        35,000
   Changes in other assets                                                   (93,000)      (44,000)      (23,000)
                                                                         -----------   -----------   -----------
NET CASH USED BY INVESTING ACTIVITIES                                     (7,061,000)     (947,000)     (511,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid on Series A preferred stock                                     --       (12,000)           --
   Non-cash Interest expense for Series C preferred dividends                277,000            --            --
   Proceeds from private placement of common and preferred stock           7,531,000       449,000            --
   Proceeds from debt                                                      4,234,000            --       750,000
   Proceeds from exercise of stock options and warrants                    1,180,000     1,531,000         1,000
   Payment of accrued earnout liability                                     (581,000)     (219,000)     (258,000)
   Payment of premium financing                                             (959,000)     (891,000)     (879,000)
   Principal payments on debt                                               (625,000)     (572,000)     (432,000)
                                                                         -----------   -----------   -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                          11,057,000       286,000      (818,000)
                                                                         -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents                        (103,000)      297,000        27,000
Cash and cash equivalents, beginning of year                                 333,000        36,000         9,000
                                                                         -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $   230,000   $   333,000   $    36,000
                                                                         ===========   ===========   ===========
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY:
Increase in goodwill and accrued liabilities for earnout liability       $   809,000   $   522,000   $   281,000
                                                                         ===========   ===========   ===========
Financing of annual insurance premium                                    $   959,000   $   891,000   $   879,000
                                                                         ===========   ===========   ===========
Non-cash consideration paid for acquisition of business (See Note 13)    $ 1,186,000   $        --   $        --
                                                                         ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PDG ENVIRONMENTAL, INC.

FOR THE THREE YEARS ENDED JANUARY 31, 2006

NOTE 1 - NATURE OF BUSINESS

PDG Environmental, Inc. (the "Corporation") is a holding company which, through its wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, emergency response and restoration, loss mitigation and reconstruction, demolition and related services.

The Corporation provides these services to a diversified customer base located throughout the United States. The Corporation's business activities are conducted in a single business segment - Environmental Services. Services are generally performed under the terms of fixed price contracts or time and materials contracts with a duration of less than one year, although larger projects may require two or more years to complete.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Corporation to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenue and expenses. The Corporation believes the most significant estimates and assumptions are associated with revenue recognition on construction contracts, recoverability tests that must be periodically performed with respect to goodwill and intangible asset balances and valuation of contracts receivable. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION:

The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

REVENUES AND COST RECOGNITION:

Revenues from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenues from time and materials contracts are recognized as services are performed. It is the Corporation's policy to combine like contracts from the same owner for the purposes of revenue recognition.

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

CLAIMS RECOGNITION

Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Corporation seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of anticipated additional costs incurred by the Corporation. Recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. The Corporation must determine if:

     -    there is a legal basis for the claim;

     - the additional costs were caused by circumstances that were unforeseen by the Company and are not the result of deficiencies in our performance;

     - the costs are identifiable or determinable and are reasonable in view of the work performed; and

     -    the evidence supporting the claim is objective and verifiable.

If all of these requirements are met, revenue from a claim is recorded only to the extent that the Corporation has incurred costs relating to the claim.

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRTACTS

Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in costs and estimated earnings on uncompleted contracts are amounts the Corporation seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Corporation involve negotiation and, in certain cases, litigation. In the event that litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred although the Corporation may seek to recover these costs. The Corporation believes that it has an established legal basis for pursuing recovery of these recorded unapproved change orders and claims, and it is management's intention to pursue and litigate such claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near-term. If the Corporation does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for. Claims against the Corporation are recognized when a loss is considered probable and amounts are reasonably determinable.

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

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to thirty years. Equipment, which comprised the majority of the Corporation's fixed assets are primarily depreciated over three to five-year lives.

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

The Corporation files a consolidated Federal Income tax return. Accordingly, federal income taxes are provided on the taxable income, if any, of the consolidated group. State income taxes are provided on a separate company basis.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2006, 2005 and 2004: risk-free interest rates of 6%, 4% and 4% in fiscal 2006, 2005 and 2004, respectively; dividend yield of 0%; volatility factors of the expected market price of the Corporation's common stock of 0.71, 0.94 and 1.18 in fiscal 2006, 2005 and 2004, respectively; and a weighted-average expected life of the option of 8 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Corporation's pro forma information follows:

                                                           FISCAL 06    FISCAL 05   FISCAL 04
                                                           ---------   ----------   ---------
Net income, as reported                                    $ 896,000   $2,186,000   $ 644,000
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards net of
related tax effects of $290,000, $-0- and $-0- for 2006,
2005 and 2004                                               (538,000)     (69,000)   (158,000)
                                                           ---------   ----------   ---------
Pro forma net income                                       $ 358,000   $2,117,000   $ 486,000
                                                           =========   ==========   =========

Earnings per share:
Basic-as reported                                          $    0.06   $     0.20   $    0.07
                                                           =========   ==========   =========
Basic-pro forma                                            $    0.02   $     0.19   $    0.05
                                                           =========   ==========   =========
Diluted-as reported                                        $    0.06   $     0.19   $    0.07
                                                           =========   ==========   =========
Diluted-pro forma                                          $    0.02   $     0.18   $    0.05
                                                           =========   ==========   =========

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of January 31, 2006, the carrying value of cash and cash equivalents, contract receivables, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity.

RECLASSIFICATIONS:

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Should the Corporation issue employee stock options after January 31, 2006 a charge against earnings would be required as provided by SFAS 123R. The magnitude of the charge would depend upon the number of employee stock options issues, the exercise price of the stock options and the volatility of the share price of the Corporation's common stock on the date the employee stock options are issued. At January 31, 2006, the Corporation had 689,450 options outstanding subject to time vesting. The aforementioned options will result in an approximately $155,000 expense charge in fiscal 2007.

In May 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"), This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. This Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this Statement.

NOTE 4 - CONTRACTS RECEIVABLE

At January 31, 2006 and 2005, contract receivables consist of the following::

                                                2006          2005
                                            -----------   -----------
Billed completed contracts                  $12,003,000   $ 4,185,000
Contracts in Progress                        12,878,000    10,934,000
                                            -----------   -----------
                                             24,881,000    15,119,000
Less allowance for Uncollectable Accounts      (410,000)     (212,000)
                                            -----------   -----------
Net Receivables                             $24,471,000   $14,907,000
                                            ===========   ===========

Contracts receivable at January 31, 2006 and 2005 include $2,474,000 and $1,937,000, respectively, of retainage receivables. For the years ended January 31, 2006 and 2005, no customer accounted for more than 10% of the Corporation's consolidated revenues.

It is the Corporation's policy not to require collateral with respect to outstanding receivables. At January 31, 2006 and 2005, contracts receivable included $4,017,000 and $2,667,000, respectively, of billings which been billed to the customer more than one hundred twenty days prior to the respective year-end. The Corporation continuously reviews the creditworthiness of customers and, when feasible, requests collateral to secure the performance of services.

All of the Corporation's outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Details related to contract activity are as follows:

                                                  JANUARY 31,
                                           -------------------------
                                               2006          2005
                                           -----------   -----------
Revenues earned on uncompleted contracts   $61,094,000   $60,022,000
Less: billings to date                      57,932,000    57,304,000
                                           -----------   -----------
Net Under Billings                         $ 3,162,000   $ 2,718,000
                                           ===========   ===========

Included in the accompanying consolidated balance sheets under the following captions:

                                                               JANUARY 31,
                                                        -------------------------
                                                            2006          2005
                                                        -----------   -----------
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                $ 5,174,000   $ 4,940,000
Billings in excess of costs and estimated earnings on
   uncompleted contracts                                 (2,012,000)   (2,222,000)
                                                        -----------   -----------
Net Under Billings                                      $ 3,162,000   $ 2,718,000
                                                        ===========   ===========

At January 31, 2006, the Corporation had approximately $1.5 million of costs and estimated earnings in excess of billings on uncompleted contracts and approximately $1.0 million of accounts receivable that represented contract claims and/or unapproved change orders. The Corporation expects to process change orders or pursue contract claims of approximately $3.6 million relative to the aforementioned contracts.

During the year ended January 31, 2006, the Corporation increased the estimated contract costs and reduced the estimated contract margin by $1.8 million on a large longer-term contract. This resulted in negative margin of $641,000 being recorded in fiscal 2006 relative to that contract.

NOTE 6 - ACCRUED LIABILITIES

Accrued liabilities are as follows:

                                             JANUARY 31,
                                       -----------------------
                                          2006         2005
                                       ----------   ----------
Wages, bonuses and withholdings        $2,042,000   $1,608,000
Accrued union and fringe benefits         969,000      575,000
Additional acquisition consideration      680,000      488,000
Other                                     768,000      266,000
                                       ----------   ----------
Total Accrued Liabilities              $4,459,000   $2,937,000
                                       ==========   ==========

NOTE 7 - LONG-TERM DEBT

Long-term debt of the Corporation less amounts due within one year is as follows:

                                                                            JANUARY 31,
                                                                      -----------------------
                                                                         2006         2005
                                                                      ----------   ----------
Term loan due in monthly installments of $4,095 including
interest at 4.875% due in August 2015                                 $  300,000   $  325,000
Equipment note due in monthly installments of $9,624 including
interest at 7.25%, due in August 2009                                    361,000           --
Equipment note due in monthly installments of $21,495 including
interest at 1% above the prime rate, due in August 2005                       --      139,000
Equipment note due in monthly installments of $16,114 including
interest at 1/4% above the prime rate, due in August 2005                     --       41,000
Revolving line of credit expiring on June 6, 2007 and
bearing interest at 1% above the prime rate                            8,400,000    4,700,000
Equipment notes, due in monthly installments of $3,592
including interest at 10%, due November 1, 2009                          136,000           --
Term note payable to the former shareholder of Flagship Restoration
with interest at 6%, due August 25, 2006                                 375,000           --
                                                                      ----------   ----------
                                                                       9,572,000    5,205,000
Less amount due within one year                                          513,000      192,000
                                                                      ----------   ----------
                                                                      $9,059,000   $5,013,000
                                                                      ==========   ==========

The line of credit, equipment note and commitment for future equipment financing are at an interest rate of prime plus 1% with financial covenant incentives which may reduce the interest rate to either prime plus 1/2% or prime (at January 31, 2006 prime was 7.5%). The mortgage is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years.

In October 2004 and December 2004 Sky Bank approved a temporary $1,000,000 and $500,000, respectively, increase in the Company's line of credit to $8.0 million until June 30, 2005. The increase in the line of credit was required to fund the increase in revenues generated by the hurricane recovery work beginning in the third quarter of fiscal 2005.

On May 18, 2005 Sky Bank permanently increased the line of credit to $8 million and extended the maturity date to June 6, 2007. Additionally, the interest rate on the line of credit was lowered to prime plus 1/4%.

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

In May 2005 Sky Bank also approved an equipment financing note of a maximum of $400,000 with a four year term and a 7.25% interest rate. As of January 31, 2006, the note had been fully utilized financing equipment.

On December 22, 2005 Sky Bank increased the amount available under the base line of credit from $11 million to $13 million via a temporary increase in the line of credit. The temporary increase expires on June 6, 2006 and reverts to $11 million of availability.

On January 31, 2006, the balance on the line of credit was $8,400,000 with an unused availability of $4,600,000.

The majority of the Corporation's property and equipment are pledged as security for the above obligations.

Maturity requirements on long-term debt aggregate $513,000 in fiscal 2007, $8,551,000 in fiscal 2008, $165,000 in fiscal 2009, $123,000 in fiscal 2010,
$29,000 in fiscal 2011 and $191,000 thereafter.

The Corporation paid approximately $447,000, $405,000 and $344,000 for interest costs during the years ended January 31, 2006, 2005 and 2004, respectively.

The Corporation has not historically declared or paid dividends with respect to the common stock. The Corporation's ability to pay dividends is prohibited due to limitations imposed by the aforementioned banking agreement, which requires the prior consent of the bank before dividends are declared. Additionally, the private placement of preferred stock in July 2005 contained restrictions on the payment of dividends on the Corporation's common stock until the majority of the preferred stock has been converted or redeemed.

NOTE 8 - INCOME TAXES

Significant components of the provision for income taxes are as follows:

                             FOR THE YEARS ENDED JANUARY 31,
                             -------------------------------
                                 2006       2005       2004
                              ---------   --------   -------
Current:
   Federal                    $ 441,000   $178,000   $    --
   State                        158,000    205,000    62,000
                              ---------   --------   -------
                                599,000    383,000    62,000
Deferred:
   Federal                     (483,000)        --        --
   State                       (106,000)        --        --
                              ---------   --------   -------
                               (589,000)        --        --
                              ---------   --------   -------
Total income tax provision    $  10,000   $383,000   $62,000
                              =========   ========   =======

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

                                                         FOR THE YEARS ENDED JANUARY 31,
                                                        ---------------------------------
                                                           2006        2005        2004
                                                        ---------   ---------   ---------
Tax at statutory rate                                   $ 308,000   $ 873,000   $ 219,000
State income taxes, net of federal tax benefit            104,000     135,000      43,000
Research and Development and Minimum Tax Credits         (393,000)         --          --
Non-deductible preferred stock dividend and accretion     380,000          --          --

Manufacturing deduction                                   (17,000)         --          --
Other                                                      58,000      20,000          --
Change in valuation allowance                            (430,000)   (645,000)   (200,000)
                                                        ---------   ---------   ---------
                                                        $  10,000   $ 383,000   $  62,000
                                                        =========   =========   =========

The significant components of the Corporation's deferred tax assets as of January 31, 2006 and 2005 are as follows:

                                                                            JANUARY 31,
                                                                       --------------------
                                                                         2006        2005
                                                                       --------   ---------
Deferred tax assets:
   Book over tax amortization                                          $359,000   $ 392,000
   Allowance for doubtful accounts                                      164,000      85,000
   Research and Development and Alternative Tax Credit carryforwards    200,000          --
   Other                                                                  9,000       2,000
                                                                       --------   ---------
   Gross deferred tax assets                                            732,000     479,000
Deferred tax Liabilities:
   Tax over book depreciation                                           143,000      49,000
                                                                       --------   ---------
   Gross deferred tax liabilities                                       143,000      49,000
Valuation allowance for deferred tax assets                                  --    (430,000)
                                                                       --------   ---------
   Net deferred tax assets                                             $589,000   $      --
                                                                       ========   =========

The Corporation's deferred tax assets are classified as follows:

                                          JANUARY 31,
                                        ---------------
                                          2006     2005
                                        --------   ----
Current asset                           $373,000    $--
Long term asset                          216,000     --
                                        --------    ---
Net deferred tax assets (liabilities)   $589,000    $--
                                        ========    ===

At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance provided at January 31, 2005 was not required, therefore the entire valuation allowance of $430,000 was recognized as a deferred tax benefit at January 31, 2006. The valuation allowance had been provided at January 31, 2005 and in prior years to reduce the Corporation's deferred tax assets to the amount that is more likely than not to be realized. Due to our history of varied earnings and losses at January 31, 2005, the Corporation recorded a full valuation allowance against the Corporation's net deferred tax assets.

All goodwill generated in fiscal 2006 is deductible.

The Corporation paid approximately $1,251,000, $60,000 and $30,000 for federal and state income and franchise taxes during the years ended January 31, 2006, 2005 and 2004, respectively.

NOTE 9 - NOTES RECEIVABLE - OFFICERS

At January 31, 2006 and 2005, the Corporation had approximately $132,000 in notes receivable from its employees in the form of personal loans, which are due on demand. A breakdown of the notes receivable balance at January 31, 2006 by executive officer is as follows: John C. Regan, Chairman -$95,000 of principal and $55,000 of related accrued interest. Two other individuals owe the remaining $37,000. The notes and related accrued interest receivable are classified at January 31, 2006 and 2005 as Other Assets.

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

The Corporation maintains a qualified Incentive Stock Option Plan (the "Plan"), which provides for the grant of incentive options to purchase an aggregate of up to 4,000,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms.

Options to purchase 815,500 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2006. In March 2005 250,500 discretionary options were issued related to the achievement of goals relative to fiscal 2005 and vested on the grant date. Additionally, options to purchase 470,000 shares of the Corporation's common stock were issued to the former employees of Flagship upon the acquisition of Flagship by the Corporation. These options vest to the holder upon the passage of time. Finally, options to purchase 95,000 of the Corporation's common stock were issued during fiscal 2006 upon the change in responsibilities for certain employees. These options vest upon the passage of time.

In December 2005, options to purchase 380,500 shares of the Corporation's common stock, subject to cliff-vesting from January 31, 2009 and January 31, 2013 at exercise prices from $0.19 per share to $0.96 per share, were currently vested to reward employees for their efforts during fiscal 2006 and to recognize that there are currently no additional options available to be granted until the next annual shareholders meeting in fiscal 2007.

Options to purchase 629,333 shares of the Corporation's common stock were granted under the Plan issuable related to fiscal 2004. Non-discretionary options granted in this fiscal year contain a defined vesting schedule along with an alternative schedule that provides for accelerated vesting if certain performance measures are met. Those individual non-discretionary awards that did not vest due to failure to achieve the performance measures, vest in November 2011. Discretionary options vest on the grant date. A total of 300,500 options to purchase shares of common stock vested at January 31, 2004 relative to fiscal 2004.

The following table summarizes information with respect to the Plan for the three years ended January 31, 2006:

                                                                      OPTION
                                  WEIGHTED AVERAGE   NUMBER OF     PRICE RANGE
                                   EXERCISE PRICE      SHARES       PER SHARE
                                  ----------------   ---------   ---------------
OUTSTANDING AT JANUARY 31, 2003         $0.43        3,133,200   $0.19 - $1.63
Granted                                 $0.58           25,000   $0.58
Forfeited - Reusable                    $0.33         (236,666)  $0.19 - $1.63
Exercised                               $0.19           (5,000)  $0.19
                                                     ---------
OUTSTANDING AT JANUARY 31, 2004         $0.46        2,916,534   $0.19 - $0.87
Forfeited - Reusable                    $0.33          (47,500)  $0.19 - $0.87
Exercised                               $0.19         (670,500)  $0.19 - $0.87
                                                     ---------
OUTSTANDING AT JANUARY 31, 2005         $0.46        2,198,534   $0.19 - $0.87
Granted                                 $1.21          815,500   $1.00 - $1.82
Forfeited - Reusable                    $0.40          (78,250)  $0.19 - $0.87

Exercised                               $0.50         (657,167)  $0.19 - $1.38
                                                     ---------
OUTSTANDING AT JANUARY 31, 2006         $0.73        2,278,617   $0.19 - $1.82
                                                     =========
EXERCISABLE AT JANUARY 31, 2006         $0.61        1,589,167   $0.19 - $1.38
                                                     =========

At January 31, 2005 and 2004, 1,455,334 and 1,952,834 options were exercisable at a weighted average exercise price of $0.46 and $0.46, respectively.

At January 31, 2006 the Corporation's outstanding options relative to the Plan are as follows by exercise price range:

                       WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
Exercise Price Range    EXERCISE PRICE      SHARES     REMAINING LIFE
--------------------   ----------------   ---------   ----------------
$0.00 to $0.50               $0.37          965,617         3.94
$0.50 to $1.00               $0.83        1,015,500         6.74
$1.00 to $1.50               $1.38          202,500         9.10
$1.50 to $2.00               $1.82           95,000         9.92
                                          ---------
Total                        $0.73        2,278,617         5.89
                                          =========

At January 31, 2006 the Corporation's vested options relative to the Plan are as follows by exercise price range:

                       WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
Exercise Price Range    EXERCISE PRICE      SHARES     REMAINING LIFE
--------------------   ----------------   ---------   ----------------
$0.00 to $0.50               $0.37          864,167         3.68
$0.50 to $1.00               $0.70          522,500         4.29
$1.00 to $1.50               $1.38          202,500         9.10
                                          ---------
Total                        $0.61        1,589,167         4.57
                                          =========

The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 2005:

                                                                 OPTION
                                                  NUMBER OF   PRICE RANGE
                                                    SHARES     PER SHARE
                                                  ---------   -----------
OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2003     10,000       $0.65
No Activity                                             --          --
                                                    ------
OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2004     10,000       $0.65
No Activity                                             --          --
                                                    ------
OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2005     10,000       $0.65
No Activity                                             --          --
                                                    ------
OUTSTANDING AND EXERCISABLE AT JANUARY 31, 2006     10,000       $0.65
                                                    ======

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the "Employee Directors Plan"), which provides for the grant of options to purchase an aggregate of up to 500,000 shares of the Corporation's common stock. Options to purchase 250,000 and 50,000 shares of the Corporation's common stock at an exercise price of $1.52 per shares and $0.65 per share, respectively, have been granted under the Employee Director Plan. At January 31, 2006 all of the options granted under the Employee Directors Plan were exercisable.

The 1990 Stock Option Plan for Non-Employee Directors (the "Non-Employee Directors Plan") provides for the grant of options to purchase an aggregate of up to 600,000 shares of the Corporation's common stock. Options to purchase 450,250 shares of the Corporation's common stock at prices ranging from $0.26 per share to $2.23 per share have been granted under the Non-Employee Directors Plan. During fiscal 2006, options to purchase 20,000 shares of the Corporation's common stock at exercise prices ranging from $0.26 to $0.43 per share were exercised, resulting in proceeds of $9,600 to the Corporation. During fiscal 2005, options to purchase 50,000 shares of the Corporation's common stock at exercise prices ranging from $0.26 to $0.77 per share were exercised, resulting in proceeds of $25,200 to the Corporation. At January 31, 2006, all of the 380,250 outstanding options granted under the Non-Employee Directors Plan were exercisable.

In fiscal 2006, 100,000 shares of restricted stock were issued to an employee upon the execution of an employment agreement. The agreement provides that the shares vest ratably over the four-year term of the agreement, therefore, compensation expense is being recognized ratably over the vesting period.

NOTE 11 - PRIVATE PLACEMENT OF SECURITIES - JULY 2005

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

The net proceeds to the Corporation from the offering, after costs associated with the Common Stock portion of the offering, of $1,349,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $360,000.

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

On September 30, 2005, the Corporation's shareholders approved to the Corporation's Certificate of Incorporation to increase by 30 million the number of authorized shares of $0.02 par value common stock to a total of 60 million common shares. Subject to certain permitted issuances under the Preferred Purchase Agreement, the Company is also restricted from issuing additional securities for a period of six (6) months following the effective date of the Preferred Registration Statement without the prior written consent from the holders of the Preferred Shares.

All shares of the Series C Preferred Stock shall rank superior to the Corporation's Common Stock, and any class or series of capital stock of the Corporation hereafter creates.

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

The net proceeds to the Corporation from the offering, after costs associated with the Preferred Stock portion of the offering, of $4,877,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $1,204,000.

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

As outstanding shares of preferred stock that have not been converted to common stock at the maturity date of July 1, 2009 are payable in cash along with the related 8% per annum dividend.

Beginning 120 days following effectiveness of the registration statement, the Company may mandatorily convert the Preferred Shares into shares of Common Stock, if certain conditions are satisfied including, among other things: (a) if the average closing bid price of the Company's Common Stock during any 20 consecutive trading day period is greater than 150% of the conversion price, (b) the Preferred Registration Statement is currently effective, (c) the maximum number of shares of Common Stock issued upon such mandatory conversion does not exceed 100% of the total 5 day trading volume of our Common Stock for the 5 trading day period preceding the mandatory conversion date and (d) no mandatory conversions have occurred in the previous 30 trading days.

The Company consulted FAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", FAS 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" in accounting for the transaction. The preferred stock has been recorded as a liability after consulting FAS 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, the Company's stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per FAS 150, there is to be no reassessment of the non-substantive feature.

After valuing the warrants for the purchase of the Corporation's common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For fiscal 2006, the accretion of the aforementioned discount was $308,000. In accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.

A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the year ended January 31, 2006 the accrued dividend was $277,000 for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. Of the total accrued dividend of $277,000, conversions of Series C Preferred Stock into Common Stock resulted in the conversion of $36,000 of dividends. Therefore, $241,000 of dividends remain accrued at January 31, 2006. In accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.

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

From late October 2005 through mid December 2005, all holders of shares of our Series C Preferred exercised their over-allotment warrants resulting in the issuance of (i) 1,375 shares of Series C Preferred, (ii) warrants to purchase 343,750 shares of the Company's Common Stock at an exercise price of $1.11 per shares and (iii) warrants to purchase 343,750 shares of the Company's Common Stock at an exercise price of $1.33 per share. The warrants expire five years from the date of issuance. The exercise of the over-allotment warrants resulted in proceeds of $1,375,000 to the Company.

After valuing the warrants for the purchase of the Corporation's common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $31,000 for the year ended January 31, 2006 and was classified as interest expense in the Statement of Consolidated Operations.

Beginning in late November 2005, four holders voluntarily converted 860 shares of Series C Preferred Stock and received 895,521 shares of Common Stock. The conversion resulted in 35,521 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion resulted in a charge against income in fiscal 2006 of approximately $502,000 for the related unamortized discount relative to the converted shares.

Furthermore, one warrant holder of $1.11 per share exercise price warrants exercised for 390,625 shares of the Company's common stock with proceeds of $434,000 to the Company.

Warrant Derivative Liability

Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation's Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation's Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritive guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2006 and the liability was recorded in accrued liabilities.

Subsequent Events

Subsequent to January 31, 2006 two warrant holders exercised their warrant for 618,055 shares of the Company's Common Stock resulting in proceeds of $692,000 and two holders voluntarily converted 700 shares of Series C Preferred Stock and received 729,535 shares of Common Stock. The conversion resulted in 29,535 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion will result in a charge against income in fiscal 2007 of approximately $401,000 for the related unamortized discount relative to the converted shares.

In late March 2006 the Company issued a mandatory conversion call resulting in the conversion of 228 shares of Series C Preferred Stock and received 239,589 shares of Common Stock. The conversion resulted in 11,589 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion will result in a charge against income in fiscal 2007 of approximately $129,000 for the related unamortized discount relative to the converted shares.

NOTE 12 - PRIVATE PLACEMENT OF SECURITIES - MARCH 2004

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

NOTE 13 - ACQUISITION

On August 25, 2005, the Company, pursuant to an Asset Purchase Agreement, (the "Agreement"), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates - Commercial, Ltd., and Flagship Reconstruction Associates - Residential, Ltd. ("Flagship"), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due in semi-annual installments of $375,000 plus interest, 236,027 shares of the Company's restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company's restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company's restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants expire five years from the date of closing. The warrants were exercised in January 2006 for the issuance of 400,000 shares of the Company's common stock resulting in proceeds for $409,000 to the Company. The Agreement also includes earn-out provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At January 31, 2006, $492,000 had been earned and accrued relative to the earn-out agreement. (See Note 16).

The operations of the former Flagship operation were included in the Company's operations subsequent to August 19, 2005. The composition of the purchase price and the related allocation is as follows:

Cash paid at closing to seller                  $5,250,000
Non-Cash consideration:
Note payable issued                   750,000
Common stock issued                   250,000
Warrants for common stock issued      186,000    1,186,000
                                      -------
Transaction expenses                               148,000
                                                ----------
Total Consideration                             $6,584,000
                                                ==========
Fair value of assets acquired:
Fixed Assets                                        50,000
Customer relationships                           5,766,000
Covenant-not-to-compete                             78,000
Subcontractor relationships                        530,000
Goodwill                                           160,000
                                                ----------
Total fair value of assets acquired             $6,584,000
                                                ==========

An independent valuation was performed during fiscal 2006. The valuation resulted in the allocation of the purchase price as follows:

                              Allocated Value   Amortization Period
                              ---------------   -------------------
Fixed assets                     $   50,000         3 to 7 years
Covenant-not-to-compete              78,000         4 1/2 years
Customer relationships            5,766,000         15 years
Subcontractor relationships         530,000         5 years
Goodwill                            160,000         N/A

During fiscal 2006, amortization expense of the aforementioned intangibles was $292,000

The following unaudited pro forma condensed results of operations assume that the acquisition was consummated on February 1, 2005 and 2004:

                                        Year Ended January  31,
                                       -------------------------
                                           2006          2005
                                       -----------   -----------
Sales                                  $96,705,000   $79,648,000
                                       ===========   ===========
Net Income                             $ 2,094,000   $ 1,865,000
                                       ===========   ===========
Net income per common shares:
Basic                                  $      0.14   $      0.15
                                       ===========   ===========
Dilutive                               $      0.13   $      0.14
                                       ===========   ===========
Weighted average shares outstanding:
Basic                                   15,252,000    12,814,000
                                       ===========   ===========
Dilutive                                17,049,000    13,685,000
                                       ===========   ===========

NOTE 14 - PREFERRED STOCK - SERIES A

At January 31, 2004, there were 6,000 shares of the Corporation's Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $13,000 at January 31, 2004. In March 2004 in conjunction with the private placement of the Corporation's common stock, as discussed in Note 12, the remaining 6,000 shares of preferred stock were converted into 24,000 shares Common Stock with the accrued but unpaid dividends paid in cash.

NOTE 15 - SALE OF FIXED ASSETS AND INVESTMENT IN JOINT VENTURE

During fiscal 2006, the Corporation sold certain fixed assets and its investment in the IAQ Training Institute joint venture for $60,000 resulting in a gain of $58,000.

During fiscal 2005, the Corporation sold certain fixed assets for $131,000 resulting in a gain of $110,000.

NOTE 16 - GOODWILL

The changes in the carrying amount of goodwill for the years ended January 31, 2006 and 2005 are as follows:

                                       2006         2005
                                    ----------   ----------
Balance, beginning of year          $1,338,000   $  714,000
Goodwill acquired during the year      978,000      624,000
Impairment losses                           --           --
                                    ----------   ----------
                                    $2,316,000   $1,338,000
                                    ==========   ==========

Goodwill increased by $978,000 and $624,000 during the year ended January 31, 2006 and 2005, respectively, primarily due to the acquisition of the former Flagship operations in August 2005 and the accrual of additional purchase price consideration earned by the former owners of Tri-State Restoration, Inc. ("Tri-State") and Flagship in accordance with Emerging Issues Task Force ("EITF 95-8") "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination". The payment of contingent consideration relative to Tri-State is based upon the operating income of the former Tri-State operation and payable annually based upon operating results through May 31, 2005. The payment of contingent consideration relative to Flagship is based upon the operating income of the former Flagship operation based upon operating results through February 2007.

In conformance with SFAS 142, "Goodwill and Other Intangible Assets," we performed impairment tests based upon the year-end balances. No impairments were noted.

NOTE 17 - INTANGIBLE ASSETS

The components of intangible assets for the years ended January 31, 2006 and 2005 are as follows:

                                  2006         2005
                              -----------   ---------
Covenant-not-to-compete       $   408,000   $ 330,000
Customer relationships          5,946,000     180,000
Subcontractor relationships       530,000          --
Deferred financing costs          228,000     171,000
Other                              62,000      58,000
                              -----------   ---------
                                7,174,000     739,000
Accumulated amortization       (1,012,000)   (609,000)
                              -----------   ---------
                              $ 6,162,000   $ 130,000
                              ===========   =========


Covenants-not-to-compete are amortized over the life of the respective covenant which range from 2 to 5 years. Customer relationships are amortized over the estimated remaining life of those relationships, which are three to ten years. Subcontractor relationships are amortized over the estimated remaining life of those relationships, which are estimated at five years. Deferred financing costs are amortized over the remaining life of the debt instrument which is one to one and one half years.

Amortization of intangibles during the next five fiscal years are as follows:
2007 $766,000, 2008 - $706,000, 2009 - $701,000, 2010 - $700,000 and 2011 -
$640,000

NOTE 18 - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        FOR THE YEARS ENDED JANUARY 31,
                                                                    --------------------------------------
                                                                        2006          2005         2004
                                                                    -----------   -----------   ----------
NUMERATOR:
Net Income                                                          $   896,000   $ 2,186,000   $  644,000
Preferred stock dividends and accretion of discount                          --            --       (1,000)
                                                                    -----------   -----------   ----------
Numerator for basic earnings per share--income available
   to common stockholders                                               896,000     2,186,000      643,000
Effect of dilutive securities:
   Preferred stock dividends                                                 --            --        1,000
                                                                    -----------   -----------   ----------
Numerator for diluted earnings per share--income available to
   common stock after assumed conversions                           $   896,000   $ 2,186,000   $  644,000
                                                                    ===========   ===========   ==========
DENOMINATOR:
Denominator for basic earnings per share--weighted average shares    14,409,000    10,911,000    9,373,000
Effect of dilutive securities:
   Employee stock options                                             1,220,000       871,000      166,000
   Warrants                                                             577,000            --           --
   Convertible preferred stock and related accrued dividends                 --            --       29,000
                                                                    -----------   -----------   ----------
Dilutive potential common shares                                      1,797,000       871,000      195,000
                                                                    -----------   -----------   ----------
   Denominator for diluted earnings per share--adjusted
   weighted-average shares and assumed conversions                   16,206,000    11,782,000    9,568,000
                                                                    ===========   ===========   ==========
BASIC EARNINGS PER SHARE                                            $      0.06   $      0.20   $     0.07
                                                                    ===========   ===========   ==========
DILUTED EARNINGS PER SHARE                                          $      0.06   $      0.19   $     0.07
                                                                    ===========   ===========   ==========

At January 31, 2006, 2005 and 2004; 40,000, 60,000 and 1,467,750 options, and
2,000,000, 2,000,000 and -0- warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. Additionally, at January 31, 2006 the conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The Series C Redeemable Convertible Preferred Stock was not outstanding during fiscal 2005 or 2004.

At January 31, 2006 1,958,338 warrants for the purchase of the Corporation's common stock at an exercise price of $1.11 per share, 2,348,955 warrants for the purchase of the Corporation's common stock at an exercise price of $1.33 per share and 2,000,000 warrants for the purchase of the Corporation's common stock at an exercise price of $2.00 per share were outstanding. The warrants with exercise prices of $1.11 and $1.33 per share expire on July 1, 2010 and the warrants with an exercise price of $2.00 per share expire on March 4, 2009.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $713,000, $562,000 and $516,000 for the years ended January 31, 2006, 2005 and 2004, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2006 aggregated $2,279,000 and payments due during the next five fiscal years are as follows: 2007 $928,000, 2008 - $483,000, 2009 - $406,000, 2010 - $343,000 and 2011 - $119,000.

NOTE 20 - QUARTERLY RESULTS (UNAUDITED)

The Corporation had the following results by quarter:

                                  FIRST         SECOND        THIRD         FOURTH
                                 QUARTER       QUARTER       QUARTER       QUARTER         YEAR
                               -----------   -----------   -----------   -----------   -----------
YEAR ENDING JANUARY 31, 2006
Revenues                       $13,951,000   $16,320,000   $26,186,000   $22,294,000   $78,751,000
Gross margin                     2,300,000     2,484,000     4,115,000     2,810,000    11,709,000
Income before income taxes         529,000       649,000     1,336,000    (1,608,000)      906,000
Net income                     $   326,000   $   374,000   $ 1,005,000   $  (809,000)  $   896,000
Earnings per share
   Basic                       $      0.03   $      0.03   $      0.07   $     (0.05)  $      0.06
   Diluted                     $      0.02   $      0.03   $      0.05   $     (0.05)  $      0.06
YEAR ENDING JANUARY 31, 2005
Revenues                       $10,798,000   $15,173,000   $18,903,000   $15,488,000   $60,362,000
Gross margin                     1,685,000     1,939,000     2,879,000     3,259,000     9,762,000
Income before income taxes         206,000       320,000     1,094,000       949,000     2,569,000
Net income                     $   189,000   $   295,000   $ 1,006,000   $   696,000   $ 2,186,000
Earnings per share
   Basic                       $      0.02   $      0.03   $      0.09   $      0.06   $      0.20
   Diluted                     $      0.02   $      0.02   $      0.09   $      0.06   $      0.19

                             PDG ENVIRONMENTAL, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                               FOR THE YEARS ENDED
                         JANUARY 31, 2006, 2005 AND 2004

                                  BALANCE AT   ADDITIONS                    BALANCE
                                   BEGINNING   CHARGED                     AT CLOSE
                                    OF YEAR    TO INCOME   DEDUCTIONS(1)    OF YEAR
                                  ----------   ---------   -------------   --------
2006
Allowance for doubtful accounts    $212,000     $252,000     $ (54,000)    $410,000
                                   ========     ========     =========     ========
2005
Allowance for doubtful accounts    $150,000     $200,000     $(138,000)    $212,000
                                   ========     ========     =========     ========
2004
Allowance for doubtful accounts    $150,000     $     --     $      --     $150,000
                                   ========     ========     =========     ========

(1)  Uncollectible accounts written off, net of recoveries.

     (A)  (3) EXHIBITS:

                                                                                         PAGES
                                                                                     OF SEQUENTIAL
                                      EXHIBIT INDEX                                NUMBERING SYSTEM
                                      -------------                                ----------------
2.1     Asset Purchase Agreement among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates - Commercial, Ltd., a
        Texas limited partnership, and Flagship Reconstruction Associates -
        Residential, Ltd., a Texas limited partnership, and Certain Sole
        Shareholder Thereof. and PDG Environmental, Inc., a Delaware corporation and Project Development Group, Inc., a Pennsylvania corporation, filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated
        August 25, 2005, is incorporated herein by reference.

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

4.5 Common Stock Purchase Warrant to purchase 250,000 shares of Common Stock of PDG Environmental, Inc. among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates - Commercial, Ltd., a
        Texas

        limited partnership, and Flagship Reconstruction Associates -
        Residential, Ltd., a Texas limited partnership, and PDG Environmental,
        Inc., a Delaware corporation, filed as Exhibit 4.1 to the registrant's
        Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

4.6 Common Stock Purchase Warrant to purchase 150,000 shares of Common Stock of PDG Environmental, Inc. among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates - Commercial, Ltd., a
        Texas limited partnership, and Flagship Reconstruction Associates -
        Residential, Ltd., a Texas limited partnership, and PDG Environmental,
        Inc., a Delaware corporation, filed as Exhibit 4.2 to the registrant's
        Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

4.7     Certificate of Designation of Series C Preferred Stock, filed as Exhibit
        4.1 to the registrant's Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.8     Registration Rights Agreement between PDG Environmental, Inc. and Common
        Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.9     Form of Common Purchase Warrant issued to Common Investors, filed as
        Exhibit 4.3 to the registrant's Current Report on Form 8-K dated July 1,
        2005, is incorporated herein by reference.

4.10    Registration Rights Agreement between PDG Environmental, Inc. and Series
        C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as
        Exhibit 4.4 to the registrant's Current Report on Form 8-K dated July 1,
        2005, is incorporated herein by reference.

4.11    Form of Preferred Purchase Warrant issued to Preferred Investors, dated
        July 1, 2005, filed as Exhibit 4.5 to the registrant's Current Report on
        Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.12    Form of Preferred Purchase Warrant issued to Preferred Investors, dated
        July 1, 2005, filed as Exhibit 4.6 to the registrant's Current Report on
        Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.13    Form of Preferred Purchase Warrant issued to Preferred Investors, dated
        July 1, 2005, filed as Exhibit 4.7 to the registrant's Current Report on
        Form 8-K dated July 1, 2005, is incorporated herein by reference.

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

10.12 Promissory Note among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates - Commercial, Ltd., a
        Texas limited partnership, and Flagship Reconstruction Associates -
        Residential, Ltd., a Texas limited partnership, and PDG Environmental,
        Inc., a Delaware corporation, filed as Exhibit 10.1 to the registrant's
        Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

10.13   Securities Purchase Agreement between PDG Environmental, Inc. and Common
        Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.14   Securities Purchase Agreement between PDG Environmental, Inc. and Series
        C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as
        Exhibit 10.2 to the registrant's Current Report on Form 8-K dated July
        1, 2005, is incorporated herein by reference.

10.15 Thirteenth Amendment to Loan Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project

        Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG,
        Inc., and Sky Bank, filed as Exhibit 10 to the registrant's Current
        Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.16 Twelfth Modification of Open-Ended Mortgage and Security Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit 10.1 to the registrant's
        Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.17   Overline Facility Note D, dated December 30, 2005, is made by and among
        PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech
        Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit
        10.2 to the registrant's Current Report on Form 8-K dated January 3,
        2006, is incorporated herein by reference.

14 Code of Ethics filed as Exhibit 14 to the registrant's Annual Report on Form 10-K for the year ended January 31, 2004, is incorporated herein by reference.

21      List of subsidiaries of the registrant.

23.1    Consent of independent registered public accounting firm.

23.2    Consent of independent registered public accounting firm.

24      Power of attorney of directors.

31.1    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification Pursuant to 18 U.S.C. Section 1350, As Amended Pursuant to
        Section 906 Of The Sarbanes-Oxley Act of 2002

32.2    Certification Pursuant to 18 U.S.C. Section 1350, As Amended Pursuant to
        Section 906 Of The Sarbanes-Oxley Act of 2002

(B)  REPORTS ON FORM 8-K

     We did not file any current reports on Form 8-K during the three months ended January 31, 2005 except for the following Form 8-K:

     Form 8-K filed January 4, 2006 containing Item 1.01 Entry in a Material Definitive Agreement and Item 9.01 Financial Statement, Pro Forma Financial Information and Exhibits discussing the recent amendment to our Line of Credit with Sky Bank.

     Form 8-K filed December 22, 2005 containing Item 2.02 Results of Operations and Financial Condition and Item 9.01 Financial Statement, Pro Forma Financial Information and Exhibits with a transcript of our conference call for the quarter ending October 31, 2004.

     Form 8-K filed December 14, 2005 containing Item 2.02 Results of Operations and Financial Condition and Item 9.01 Financial Statement, Pro Forma Financial Information and Exhibits discussing our earnings for the quarter ending October 31, 2004.

     Form 8-K/A filed November 8, 2005 containing an Item 2.01 Completion of an Acquisition or Disposition of Assets, Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant, Item 3.02 Unregistered Sales of Equity Securities and Item 9.01 Financial Statement, Pro Forma Financial Information and Exhibits updating our previous filing of August 31, 2005 including the audited and pro forma financial statements relative to our acquisition of Flagship Services Group, Inc..