Form 10-Q
period 2006-04-30
PDG ENVIRONMENTAL INC
filed 2006-06-14
CIK 771485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER 0-13667
PDG Environmental, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2677298 (I.R.S. Employer Identification No.)

1386 Beulah Road, Building 801 Pittsburgh, Pennsylvania (Address of principal executive offices)	15235 (Zip Code)
412-243-3200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                          Accelerated filer ☐                          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 12, 2006, there were 20,344,130 shares of the registrant’s common stock outstanding.

PDG Environmental, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2006	2006
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$421,000	$230,000
Contracts receivable	24,546,000	24,471,000
Costs and estimated earnings in excess of billings on uncompleted contracts	5,868,000	5,174,000
Inventories	683,000	669,000
Prepaid income taxes	662,000	560,000
Deferred income tax asset	457,000	373,000
Other current assets	1,074,000	131,000

Total Current Assets	33,711,000	31,608,000

Property, Plant and Equipment	10,281,000	10,137,000
Less: accumulated depreciation	(8,043,000)	(7,838,000)

	2,238,000	2,299,000

Goodwill	2,438,000	2,316,000
Deferred Income Tax Asset	449,000	216,000
Intangible and Other Assets	6,220,000	6,423,000

Total Assets	$45,056,000	$42,862,000

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$6,715,000	$6,537,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,595,000	2,012,000
Current portion of long-term debt	515,000	513,000
Accrued liabilities	4,799,000	4,459,000

Total Current Liabilities	14,624,000	13,521,000

Long-Term Debt	10,521,000	9,059,000
Series C Redeemable Convertible Preferred Stock	2,618,000	2,803,000

Total Liabilities	27,796,000	25,383,000

Stockholders’ Equity
Common stock	378,000	345,000
Common stock warrants	1,628,000	1,881,000
Additional paid-in capital	17,547,000	15,582,000
Retained earnings (deficit)	(2,222,000)	(291,000)
Less treasury stock, at cost	(38,000)	(38,000)

Total Stockholders’ Equity	17,293,000	17,479,000

Total Liabilities and Stockholders’ Equity	$45,056,000	$42,862,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended April 30,
	2006	2005
Contract revenues	$16,744,000	$13,951,000
Contract costs	15,556,000	11,651,000

Gross margin	1,188,000	2,300,000

Selling, general and administrative expenses	2,932,000	1,737,000

Income (loss) from operations	(1,744,000)	563,000

Other income (expense):
Interest expense	(219,000)	(100,000)
Non-cash interest expense for preferred dividends and accretion of discount	(784,000)	—
Gain on sale of equity investment	—	48,000
Equity in income of equity investment	—	4,000
Interest and other income	—	14,000

	(1,003,000)	(34,000)

Income (loss) before income taxes	(2,747,000)	529,000

Income tax provision (benefit)	(816,000)	203,000

Net income (loss)	$(1,931,000)	$326,000

Per share of common stock:

Basic	$(0.11)	$0.03

Dilutive	$(0.11)	$0.02

Average common share equivalents outstanding	18,268,000	12,983,000

Average dilutive common share equivalents outstanding	—	1,198,000

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	18,268,000	14,181,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended April 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(1,931,000)	$326,000
Adjustments to Reconcile Net Income to Cash:
Depreciation and amortization	426,000	176,000
Deferred income taxes	(317,000)	—
Interest expense for preferred dividends and accretion of discount	784,000	—
(Gain) loss on sale of equity investment and fixed assets	5,000	(48,000)
Stock based compensation	73,000	—
Equity in (income) of equity investment	—	(4,000)
Changes in Assets and Liabilities
Other than Cash:
Contracts receivable	(75,000)	(1,515,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(694,000)	857,000
Inventories	(14,000)	(39,000)
Prepaid income taxes	(102,000)	—
Other current assets	214,000	42,000
Accounts payable	178,000	210,000
Billings in excess of costs and estimated earnings on uncompleted contracts	583,000	(307,000)
Current income tax liabilities	—	(172,000)
Accrued liabilities	(595,000)	(948,000)

Total Adjustment	(505,000)	(1,872,000)

Net Cash Used by Operating Activities	(1,465,000)	(1,422,000)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(179,000)	(162,000)
Proceeds from sale of equity investment and fixed assets	15,000	50,000
Additional investment in joint venture	—	(18,000)
Increase in other assets	(12,000)	(28,000)

Net Cash Used by Investing Activities	(176,000)	(158,000)

Cash Flows from Financing Activities:
Proceeds from debt	1,500,000	2,000,000
Proceeds from exercise of stock options and warrants	708,000	28,000
Payment of accrued earnout liability	—	(150,000)
Payment of insurance premium financing	(340,000)	(300,000)
Principal payments on debt	(36,000)	(81,000)

Net Cash Provided by Financing Activities	1,832,000	1,497,000

Change in Cash and Cash Equivalents	191,000	(83,000)
Cash and Cash Equivalents, Beginning of Period	230,000	333,000

Cash and Cash Equivalents, End of Period	$421,000	$250,000

Supplementary disclosure of non-cash Investing and Financing Activity:
Increase in goodwill and accrued liabilities for contingent payment liability	$118,000	$154,000

Financing of annual insurance premium	$1,157,000	$959,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THRE MONTHS ENDED APRIL 30, 2006
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. (the “Corporation” or “Company”) and its wholly-owned subsidiaries.
The condensed consolidated financial statements as of and for the three-month periods ended April 30, 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2006. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 2 — FEDERAL INCOME TAXES
A current federal income tax benefit of $348,000 was provided for the three-month period ended April 30, 2006. The benefit for federal income taxes reflects the effect of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal income taxes previously paid. A federal income tax provision of $160,000 was provided for the three month period ended April 30, 2005.
State income tax (benefit) provision of $(151,000) and $43,000 were made in the current and prior year periods, respectively. The current quarter benefit reflects the effect of carrying back the current quarter’s loss to prior fiscal year’s state income tax returns thereby generating state income tax refunds of taxes previously paid. The prior quarter provision is due to income in the prior quarter.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. At April 30, 2006 a deferred federal income tax benefit of $317,000 was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the current period loss to fiscal years 2005 and 2006.
Income taxes paid by the Corporation for the three months ended April 30, 2006 and 2005 totaled approximately $3,000 and $375,000, respectively. Also, during the three months ended April 30, 2006, the Corporation received a $400,000 refund of federal income tax payments made in the prior fiscal year.
NOTE 3 – TERM DEBT
The Corporation’s mortgage on its Pittsburgh operating location is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years.
On May 18, 2005 Sky Bank permanently increased the line of credit to $8 million and extended the maturity date to June 6, 2007. Additionally, the interest rate on the line of credit was lowered to prime plus 1/4%.
On September 8, 2005 Sky Bank permanently increased the line of credit to $11 million. Additionally, the interest rate on the line of credit may be lowered from the current prime plus 1/4% rate to a London Interbank Offer Rate (“LIBOR”) based pricing upon the attainment of certain operating leverage ratio. The initial LIBOR rate would be LIBOR plus 2.75% but would decrease to LIBOR plus 2.25% upon the attainment of improved operating leverage ratios.

In May 2005 Sky Bank also approved an equipment financing note of a maximum of $400,000 with a four year term and a 7.25% interest rate. As of January 31, 2006, the note had been fully utilized financing equipment.
On December 22, 2005 Sky Bank increased the amount available under the base line of credit from $11 million to $13 million via a temporary increase in the line of credit. The temporary increase expired on June 6, 2006 and reverts to $11 million of availability.
On May 10, 2006 Sky Bank approved an increase to the line of credit to $15 million and extended the maturity date to June 6, 2008. Additionally, the interest rate on the line of credit was lowered to prime.
The majority of the Corporation’s property and equipment are pledged as security for the above obligations.
On April 30, 2006, the balance on the line of credit was $9,900,000 with an unused availability of $3,100,000.
The Corporation paid interest costs totaling approximately $196,000 and $99,000 during the three months ended April 30, 2006 and 2005, respectively.
NOTE 4 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended April 30,
	2006	2005
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(1,931,000)	$326,000

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(1,931,000)	$326,000

Denominator:

Denominator for basic earnings per share—weighted average shares	18,268,000	12,983,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	1,198,000

	—	1,198,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	18,268,000	14,181,000

Basic earnings per share	$(0.11)	$0.03

Diluted earnings per share	$(0.11)	$0.02

At April 30, 2006 and 2005; 2,941,000 and -0- options, and 5,689,000 and 2,000,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of dilutive earnings per share as of April 30, 2006 as their inclusion was dilutive.
NOTE 5 – STOCK OPTIONS
On February 1, 2006, the Corporation changed its accounting method for its stock-based compensation plans and adopted the recognition and measurement principles of FASB Statement No. 123R, “Accounting for Stock-Based Compensation”. In adopting FASB 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to the current fiscal year, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the current fiscal period ended April 30, 2006, the Company recognized $36,000 of stock-based employee compensation cost. During the prior fiscal quarter ending April 30, 2005 no compensation expense was recognized as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the current fiscal quarter and the pro forma disclosure of the effect on the prior fiscal quarter may not be representative of the effects on reported net income in future years.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three month period ended April 30, 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

For the Three Months
Ended April 30,
2005
Net income, as reported	$326,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects of a $203,000 benefit	(407,000)

Pro forma net income (loss)	$(81,000)

Earnings per share:

Basic-as reported	$0.03

Basic-pro forma	$(0.01)

Diluted-as reported	$0.02

Diluted-pro forma	$(0.01)

At April 30, 2006, the Corporation had 689,450 stock options subject to time vesting. The average volatility of the expected market price of the Corporation’s common stock is 0.65, the weighted average dividend yield is 0%, the weighted average expected life of the options is 10 years and the weighted average forfeiture rate is 5%.
During the three months ended April 30, 2006, the Corporation issued no stock options.
During the three months ended April 30, 2005, 250,500 stock options were issued to employees of the Corporation for the achievement of performance measures and 250,000 stock options were issued to the employee director of the Company in conjunction with his execution of a new employment agreement. The weighted average fair value of the stock options granted during the three months ended April 30, 2005 was $1.20 per share.
During the three months ended April 30, 2006 and 2005, 28,000 and 86,500 shares, respectively, of the Corporation’s common stock were issued due to the exercise of stock options.
NOTE 6 – PRIVATE PLACEMENT OF SECURITIES – JULY 2005
Common Private Placement

Securities Purchase Agreement
On July 1, 2005, the Company executed a securities purchase agreement (the “Common Purchase Agreement”) with various institutional and accredited investors (the “Common Investors”) pursuant to which it agreed to sell in a private placement transaction (the “Common Private Placement”) for an aggregate purchase price of $1,500,000 (a) 1,666,667 shares of the Company’s Common Stock, par value $0.02 per share (the “Common Shares”), (b) warrants to purchase 416,667 shares of the Company’s Common Stock at an exercise price of $1.11 per share (“First Common Offering Warrants”) and (c) warrants to purchase 416,667 shares of the Company’s Common Stock at an exercise price of $1.33 per share (“Second Common Offering Warrants” and, together with the First Common Offering Warrants, the “Common Offering Warrants”). The $0.90 purchase price per share for the Common Shares approximately represents 80% of the average of the daily volume weighted average price of the Common Stock for the 20 day period prior to the execution of the Common Purchase Agreement. The Company closed the Common Private Placement on July 6, 2005. On November 21, 2005 the Company’s registration statement covering the common stock, the common stock to be received upon the conversion of the preferred stock and the common stock to be received upon the exercise of the warrants for common stock was declared effective by the U.S. Securities and Exchange Commission.
Common Warrants
The First Common Offering Warrants issued to each Common Investor provide such Common Investor the right to purchase shares of the Company’s Common Stock, in aggregate, up to an additional 25% of the total number of Common Shares purchased by such Common Investor in the Common Private Placement at an exercise price of $1.11 per share. The First Common Offering Warrants contain a cashless exercise provision, whereby if at any time after one year from the date of issuance of this Warrant there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Warrant Holder, then the Warrant may also be exercised at such time by means of a “cashless exercise” in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The First Common Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Company’s capital stock, issuances of the Company’s securities for consideration below the exercise price and pro rata distributions of cash, property, assets or securities to holders of the Company’s Common Stock. If the First Common Offering Warrants are exercised in full in cash, the Company would receive upon such exercise aggregate proceeds of $462,500.
The Second Common Offering Warrant issued to each Common Investors provides such Common Investor the right to purchase shares of the Company’s Common Stock, in aggregate, up to an additional 25% of the total number of Common Shares purchased by such Common Investor in the Common Private Placement at an exercise price of $1.33 per share. The Second Common Offering Warrants contain a cashless exercise provision, whereby if at any time after one year from the date of issuance of this Warrant there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Warrant Holder, then the Warrant may also be exercised at such time by means of a “cashless exercise” in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The Second Common Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Company’s capital stock, issuances of Company’s securities for consideration below the exercise price and pro rata distributions of cash, property, assets or securities to holders of the Company’s common stock. If the Second Common Offering Warrants are exercised in full in cash, the Company would receive upon such exercise aggregate proceeds of $554,167.
The net proceeds to the Corporation from the offering, after costs associated with the Common Stock portion of the offering, of $1,349,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $360,000.
Preferred Private Placement

Securities Purchase Agreement
On July 1, 2005, the Company executed a securities purchase agreement (“Preferred Purchase Agreement”) with various institutional and accredited investors (the “Preferred Investors”) pursuant to which it agreed to sell in a private placement transaction (the “Preferred Private Placement”) for an aggregate purchase price of $5,500,000 (a) 5,500 shares of the Company’s Series C Convertible Preferred Stock, stated value $1,000 per share (the “Preferred Shares”), (b) warrants to purchase 1,375,000 shares of the Company’s Common Stock at an exercise price of $1.11 per share (“First Preferred Offering Warrants”), (c) warrants to purchase 1,375,000 shares of the Company’s Common Stock at an exercise price of $1.33 per share (“Second Preferred Offering Warrants” and, together with the First Preferred Offering Warrants,” the “Preferred Offering Warrants”) and (d) warrants (“Over-Allotment Warrants”) to purchase (1) up to 1,375 shares of Series C Preferred Stock (the “Additional Preferred Shares”), (2) warrants to purchase up to 343,750 shares of Common Stock at $1.11 per share (“First Additional Warrants”) and (3) warrants to purchase up to 343,750 shares of Common Stock at $1.33 per share (“Second Additional Warrants” and, together with the First Additional Warrants, the “Additional Warrants”). The Preferred Private Placement closed on July 6, 2005.
Preferred Warrants
The First Preferred Offering Warrants issued to each Preferred Investor provide such Preferred Investor the right to purchase shares of the Company’s Common Stock, in aggregate, up to an additional 25% of the total number of shares of Common Stock issuable upon the conversion of the Preferred Stock purchased by such Preferred Investor in the Preferred Private Placement at an exercise price of $1.11 per share. The First Preferred Offering Warrants contain a cashless exercise provision, whereby at any time the Warrant may also be exercised at such time by means of a “cashless exercise” in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The First Preferred Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Company’s capital stock, issuances of Common Stock for consideration below the exercise price and pro rata distributions of cash, property, assets or securities to holders of the Company’s common stock. If the First Preferred Offering Warrants are exercised in full in cash, the Company would receive upon such exercise aggregate proceeds of $1,526,250.
The Second Preferred Offering Warrants issued to each Preferred Investor provide such Preferred Investor the right to purchase shares of the Company’s Common Stock, in aggregate, up to an additional 25% of the total number of shares of Common Stock issuable upon the conversion of the Preferred Stock purchased by such Preferred Investor in the Preferred Private Placement at an exercise price of $1.33 per share. The Second Preferred Offering Warrants contain a cashless exercise provision, whereby at any time the Warrant may also be exercised at such time by means of a “cashless exercise” in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The Second Preferred Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Company’s capital stock, issuances of the Company’s securities for consideration below the exercise price as well as pro rata distributions of cash, property, assets or securities to holders of the Company’s common stock. If the Second Preferred Offering Warrants are exercised in full in cash, the Company would receive upon such exercise aggregate proceeds of $1,828,750.
The net proceeds to the Corporation from the offering, after costs associated with the Preferred Stock portion of the offering, of $4,877,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $1,204,000.
Terms of the Preferred Stock
The rights and preferences of the Preferred Shares are set forth in the Certificate of Designation, Preferences and Rights of Series C Preferred Stock (the “Certificate of Designation”). The Preferred Shares have a face value of $1,000 per share and are convertible at any time at the option of the holder into shares of Common Stock (“Conversion Shares”) at the initial conversion price of $1.00 per share (the “Conversion Price”), subject to certain adjustments including (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, sales or transfers of the assets of the Company, share exchanges or other similar events, (b) certain anti-dilution adjustments. For a complete description of the terms of the Preferred Shares please see the Certificate of Designation.
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three-month period ended April 30, 2006 the accretion of the aforementioned discount was $111,000. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three-month period ended April 30, 2006 the accrued dividend was $108,000. At April 30, 2006 dividends of $308,000 are accrued. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
From late October 2005 through mid December 2005, all holders of shares of our Series C Preferred exercised their over-allotment warrants resulting in the issuance of (i) 1,375 shares of Series C Preferred, (ii) warrants to purchase 343,750 shares of the Company’s Common Stock at an exercise price of $1.11 per shares and (iii) warrants to purchase 343,750 shares of the Company’s Common Stock at an exercise price of $1.33 per share. The warrants expire five years from the date of issuance. The exercise of the over-allotment warrants resulted in proceeds of $1,375,000 to the Company.
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $35,000.
Warrant Derivative Liability

Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation’s Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation’s Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritive guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the quarter ended April 30, 2006 and the liability was recorded in accrued liabilities.
Conversion of Preferred Stock to Common Stock
In fiscal 2006, four holders voluntarily converted 860 shares of Series C Preferred Stock and received 895,521 shares of Common Stock. The conversion resulted in 35,521 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion resulted in a charge against income in fiscal 2006 of approximately $502,000 for the related unamortized discount relative to the converted shares.
During the three-months ended April 30, 2006, two holders voluntarily converted 700 shares of Series C Preferred Stock and received 729,535 shares of Common Stock. The conversion resulted in 29,535 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion resulted in a charge against income in the quarter ended April 30, 2006 of approximately $401,000 for the related unamortized discount relative to the converted shares.
In late March 2006 the Company issued a mandatory conversion call resulting in the conversion of 228 shares of Series C Preferred Stock into 239,589 shares of Common Stock. The conversion resulted in 11,589 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion resulted in a charge against income in the quarter ended April 30, 2006 of approximately $129,000 for the related unamortized discount relative to the converted shares.
Exercise of Warrants for Common Stock
In fiscal 2006, one warrant holder of $1.11 per share exercise price warrants exercised for 390,625 shares of the Company’s common stock with proceeds of $434,000 to the Company.
During the three-months ended April 30, 2006, two warrant holders of the $1.11 and $1.33 per share exercise price warrants exercised for 618,055 shares of the Company’s Common stock with proceeds of $692,000 to the Company.
Subsequent Events
Subsequent to April 30, 2006 holders of 1,274.5 shares of Series C Preferred Stock converted their shares in to 1,356,507 shares of Common Stock. The conversion resulted in 82,007 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion will result in a charge against income in the quarter ending July 31, 2006 of approximately $684,000 for the related unamortized discount relative to the converted shares.
NOTE 7 – ACQUISITION
On August 25, 2005, the Company, pursuant to an Asset Purchase Agreement, (the “Agreement”), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates – Commercial, Ltd., and Flagship Reconstruction Associates – Residential, Ltd. (“Flagship”), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due one-year from the closing, 236,027 shares of the Company’s restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company’s restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company’s restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants were exercised during fiscal 2006. The Agreement also includes contingent payment provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At April 30, 2006, $610,000 had been earned and accrued relative to the earn-out agreement. The owner of Flagship entered into an eighteen-month employment and non-competition agreement with the Company. The acquisition of Flagship greatly enhances the Company’s disaster response and restoration capabilities. The operations of the former Flagship operation were included in the Company’s operations subsequent to August 19, 2005.
An independent valuation was performed in fiscal 2006. The valuation resulted in the allocation of the purchase price as follows:

	Allocated Value	Amortization Period

Fixed assets	$50,000	3 to 7 years
Covenant-not-to-compete	78,000	4 1/2 years
Customer relationships	5,766,000	10 years
Subcontractor relationships	530,000	5 years
Goodwill	160,000	N/A
For the three-month periods ended April 30, 2006, amortization expense of the aforemented intangibles was $175,000
The following unaudited pro forma condensed results of operations assume that the acquisition was consummated on February 1, 2005:

Three months ended
April 30, 2005
Sales	$20,784,000

Net Income	$664,000

Net income per common shares:
Basic	$0.04

Dilutive	$0.04

Weighted average shares outstanding:
Basic	14,886,000

Dilutive	16,084,000

NOTE 8 – GOODWILL
At April 30, 2006 and January 31, 2006, the Corporation’s goodwill was $2,438,000 and $2,316,000, respectively. The increase in goodwill during the current fiscal period was due to contingent earnout obligation related to the acquisition of Flagship in fiscal 2006
SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. The Corporation has elected to perform its annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the third quarter. Although no indicators of impairment have been identified during fiscal 2005, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
NOTE 9 – NEW ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), an amendment to SFAS No. 133 and 140. In January 2004, the Board added this project to its agenda to address what had been characterized as a temporary exemption from the application of the bifurcation requirements of Statement 133 to beneficial interests in securitized financial assets. Prior to the effective date of Statement 133, the FASB received inquiries on the application of the exception in paragraph 14 of Statement 133 to beneficial interests in securitized financial assets. In response to the inquiries, Implementation Issue D1 indicated that, pending issuance of further guidance, entities may continue to apply the guidance related to accounting for beneficial interests in paragraphs 14 and 362 of Statement 140. Those paragraphs indicate that any security that can be contractually prepaid or otherwise settled in such a way that the holder of the security would not recover substantially all of its recorded investment should be subsequently measured like investments in debt securities classified as available-for-sale or trading under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and may not be classified as held-to-maturity. Further, Implementation Issue D1 indicated that holders of beneficial interests in securitized financial assets that are not subject to paragraphs 14 and 362 of Statement 140 are not required to apply Statement 133 to those beneficial interests until further guidance is issued. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. This Statement will not have a material effect on the financial position, operations or cash flows of the Corporation.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation’s or Corporation management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation’s current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. There can be no assurance that future developments and actual actions or results affecting the Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation’s performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2006 filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
OVERVIEW
We provide environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the current fiscal quarter period, revenues from disaster response, loss mitigation and reconstruction were equivalent to the revenues from abatement of asbestos. The Company has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.
The Corporation operates in a complex environment due to the nature of our customers and our projects. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Depending on the contract, this poses challenges to the Corporation’s executive management team in overseeing contract performance and in evaluating the timing of the recognition of revenues and project costs, both initially and when there is a change in project status. Thus, the Corporation’s executive management team spends considerable time in evaluating and structuring key contracts, in monitoring project performance, and in assessing the financial status of our major contracts. Due to the complexity in the revenue recognition for the Corporation’s projects, executive financial management is attentive to developments in individual contracts that may affect the timing and measurement of contract costs and related revenues.
The Corporation continues to manage its projects to minimize risk and the negative financial impact upon the Corporation. More information on risks and the Corporation’s efforts to manage risks is available in Item 1 under the caption “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2006 and supplemented elsewhere in this report.
CRITICAL ACCOUNTING POLICIES
In general, there have been no significant changes in the Corporation’s critical accounting policies since January 31, 2006, except as noted in the following paragraph. For a detailed discussion of these policies, please see Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2006.
On February 1, 2006, the Corporation changed its accounting method for its stock-based compensation plans and adopted the recognition and measurement principles of FASB Statement No. 123R, “Accounting for Stock-Based Compensation”. In adopting FASB 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to the current fiscal year, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the current fiscal period ended April 30, 2006, the Company recognized $36,000 of stock-based employee compensation cost. The effect on the current fiscal quarter may not be representative of the effects on reported net income in future quarters or years.
RESULTS OF OPERATIONS
Three Months Ended April 30, 2006
During the three months ended April 30, 2006 (“Fiscal 2007”), the Corporation’s contract revenues increased by 20.0% to $16.7 million compared to $14.0 million in the three months ended April 30, 2005 (“Fiscal 2006”). The increase was due the acquired operations of the former Flagship operation, included subsequent to its acquisition in late August 2005, offset in part by a decline in asbestos related revenues.
The Corporation’s gross margin decreased to $1.19 million in the first quarter of fiscal 2007 compared to $2.3 million in the first quarter of fiscal 2006. Gross margin as a percentage of revenue decreased to 7.1% for the current quarter from 16.5% for the prior year quarter. The decrease in gross margin of $1.1 million is due to a combination of a reduction in field margins on asbestos related revenues and an increase in other direct costs. Field margins, which are defined as the difference between contract revenues and direct field costs, declined to 24.9% for the current quarter from 29.7% due to the current quarter’s contracts performed at a lower level of profitability. In addition to direct field costs, contract costs include certain supervisory costs that are relatively fixed in nature. During fiscal 2006, the Corporation increased its operations infrastructure to support much higher levels of revenues. When those revenues did not materialize, those semi-fixed costs negatively impacted the current quarter’s gross margin. The current fiscal quarter had no negative contract adjustments. The prior fiscal quarter had negative contract adjustments of $0.2 million, due to cost overruns and unexpected conditions, primarily at our Pittsburgh and Ft. Lauderdale offices.
Selling, general and administrative expenses increased to $2.93 million in the current fiscal quarter as compared to $1.74 million in the three months ended April 30, 2005. The increase is principally due to including the operations of Flagship, the addition of three new offices opened during the second half of fiscal 2006 and initiation of stand-alone reconstruction operations out of our Tampa location. As a percentage of contract revenues, selling, general and administrative expense increased by 5.06% to 17.51% vs. 12.45% for the prior year fiscal quarter reflecting the effect of sequentially lower revenues.
The Corporation reported a loss from operations of $1.74 million for the three months ended April 30, 2006 compared to income from operations of $0.56 million for the three months ended April 30 2005, a decrease of $2.31 million as a direct result of the factors discussed above.
Interest expense increased to $0.22 million in the current quarter as compared to $0.10 million in the same quarter of a year ago as a result of an increase in the prime rate of interest to which a majority of the Corporation’s borrowings are tied and increased borrowings.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend of $108,000 and the accretion of the discount associated with the preferred stock of $676,000 are required to be reflected as interest expense. The accretion of the discount included a $530,000 charge due to the conversion of 928 shares of preferred stock into 928,000 shares of our common stock. The remaining unamortized discount is required to be expensed at the time of conversion.
During the quarter ended April 30, 2006, the Corporation had a $0.34 million benefit for federal income taxes and a $0.15 million benefit for state income taxes as a result of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal and state income taxes previously paid. A federal income tax provision of $160,000 was provided for the three month period ended April 30, 2005.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. At April 30, 2006 a deferred federal income tax benefit of $317,000 was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the current period loss to fiscal years 2005 and 2006.
During the quarter ended April 30, 2005, the Corporation made a $0.16 million provision for federal income taxes and a $0.04 million provision for state income taxes.
FINANCIAL CONDITION
Liquidity and Capital Resources
During the three months ended April 30, 2006, the Corporation’s cash increased by $0.19 million to $0.42 million.
The increase in cash and short-term investments during the first three months of fiscal 2007 is attributable to cash inflows of $1.83 million from financing activities. These cash inflows were partially offset by outflows from operations of $1.47 million and cash outflows of $0.17 million associated with investing activities.
Financing activities cash inflows consisted of $1.5 million net borrowing on the line of credit and $0.71 million from the exercise of employee stock options and stock warrants. These cash inflows were partially offset by $0.38 million for the repayment of debt and insurance premium financing.
Cash utilized by operating activities totaled $1.47 million in the three months ended April 30, 2006. Cash outflows included, a $0.08 million increase in accounts receivables, a $0.69 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.01 million increase in inventories, a $0.10 million increase in prepaid income taxes, a $0.59 million decrease in accrued liabilities related to the timing of payments, the current period loss of $1.93 million and a $0.32 million deferred income tax benefit. These cash outflows were partially offset by cash inflows including $0.78 million of preferred stock dividends and accretion of the discount on the related preferred stock which are non-cash in nature as the dividends on the preferred stock accumulate until conversion or maturity, $0.07 million of stock based compensation, a $0.21 million decrease in other current assets, a $0.18 million increase in accounts payable, a $0.58 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and $0.43 million of depreciation and amortization.
Investing activities cash outflows included $0.18 million for the purchase of property, plant and equipment.
At April 30, 2006, the Corporation’s backlog totaled $47.4 million ($26.4 million on fixed fee contracts and $21.0 million on time and materials or unit price contracts).
At April 30, 2006, the Corporation had approximately $2.4 million of costs and estimated earnings in excess of billings on uncompleted contracts and approximately $1.0 million of accounts receivable that represented contract claims. The Corporation is pursuing claims of approximately $4.2 million relative to the aforementioned contracts.
During the three months ended April 30, 2005, the Corporation’s cash decreased by $0.08 million to $0.25 million.

The decrease in cash and short-term investments during the first three months of fiscal 2006 is attributable to cash outflows from operations of $1.42 million and cash outflows of $0.16 million associated with investing activities. These cash outflows were partially offset by $1.50 million of cash inflows associated with financing activities.
Cash utilized by operating activities totaled $1.42 million in the three months ended April 30, 2005. Cash outflows included, a $1.52 million increase in accounts receivable caused by the significant increase in billings, a $0.04 million increase in inventories, a $0.31 decrease in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.17 million decrease in current income tax liabilities, a $0.95 million increase in accrued liabilities related to the timing of payments and the $0.05 million gain on the sale of the equity investment. These cash outflows were partially offset by cash inflows including $0.33 million of net income in the prior fiscal period, a $0.86 million decrease in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.04 million decrease in other current assets, a $0.21 million increase in accounts payable, and $0.18 million of depreciation and amortization.
Investing activities cash outflows included $0.16 million for the purchase of property, plant and equipment and a $0.02 million additional investment in the IAQ venture in preparation for the sale. These cash outflows were partially offset by $0.05 million of proceeds from the sale of the Company’s 50% interest in the IAQ venture.
Financing activities cash inflows consisted of $2.0 million of proceeds from debt consisting of net borrowings on the line of credit and $0.03 million from the exercise of employee stock options. These cash inflows were partially offset by $0.30 million for the repayment of debt and insurance premium financing and $0.15 million of earnout payments related to the acquisition of businesses acquired in prior years.
The Corporation believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of earnout obligations, the settlement of commitments and contingencies and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside the Corporation’s control. Additionally, while the Corporation currently has significant, uncommitted bonding facilities, primarily to support various commercial provisions in the Corporation’s contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the Corporation’s available capacity under the revolving credit facilities. There can be no assurance that such facilities will be available at reasonable terms to service the Corporation’s ordinary course obligations.
ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $102,000 change in annual borrowing costs based upon the balance outstanding at April 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our independent registered public accounting firm noted no material weaknesses. We are awaiting further guidance from PCAOB concerning the extent of documentation required by small company non-accelerated filers. That guidance is currently expected in the summer of 2006.
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

PART II— OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.
ITEM 1A. RISK FACTORS
There were no material changes from the Corporation’s risk factors disclosed in Item 1A of the Corporation’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006
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

PDG ENVIRONMENTAL, INC.

By	/s/ John C. Regan

John C. Regan
Chairman and Chief Executive Officer

By	/s/ Todd B. Fortier

Todd B. Fortier
Chief Financial Officer
Date: June 14, 2006