Form 10-Q
period 2006-07-31
PDG ENVIRONMENTAL INC
filed 2006-09-14
CIK 771485

(conformed)

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2006
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
                         Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 12, 2006, there were 20,467,130 shares of the registrant’s common stock outstanding.

PDG Environmental, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2006	2006
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$947,000	$230,000
Contracts receivable	25,210,000	24,471,000
Costs and estimated earnings in excess of billings on uncompleted contracts	7,084,000	5,174,000
Inventories	662,000	669,000
Prepaid income taxes	689,000	560,000
Deferred income tax asset	319,000	373,000
Other current assets	1,128,000	131,000

Total Current Assets	36,039,000	31,608,000

Property, Plant and Equipment	10,461,000	10,137,000
Less: accumulated depreciation	(8,248,000)	(7,838,000)

	2,213,000	2,299,000

Goodwill	2,621,000	2,316,000
Deferred Income Tax Asset	620,000	216,000
Intangible and Other Assets	6,059,000	6,423,000

Total Assets	$47,552,000	$42,862,000

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$6,948,000	$6,537,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,678,000	2,012,000
Current portion of long-term debt	528,000	513,000
Accrued liabilities	5,979,000	4,459,000

Total Current Liabilities	16,133,000	13,521,000

Long-Term Debt	11,485,000	9,059,000
Series C Redeemable Convertible Preferred Stock	2,153,000	2,803,000

Total Liabilities	29,771,000	25,383,000

Stockholders’ Equity
Common stock	408,000	345,000
Common stock warrants	1,628,000	1,881,000
Additional paid-in capital	19,046,000	15,582,000
Retained earnings (deficit)	(3,263,000)	(291,000)
Less treasury stock, at cost	(38,000)	(38,000)

Total Stockholders’ Equity	17,781,000	17,479,000

Total Liabilities and Stockholders’ Equity	$47,552,000	$42,862,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended July 31,
	2006	2005
Contract revenues	$22,744,000	$16,320,000
Contract costs	19,385,000	13,836,000

Gross margin	3,359,000	2,484,000

Selling, general and administrative expenses	3,324,000	1,663,000

Income from operations	35,000	821,000

Other income (expense):
Interest expense	(251,000)	(97,000)
Non-cash interest expense for preferred dividends and accretion of discount	(891,000)	(80,000)
Interest and other income	8,000	5,000

	(1,134,000)	(172,000)

Income (loss) before income taxes	(1,099,000)	649,000

Income tax provision (benefit)	(58,000)	275,000

Net income (loss)	$(1,041,000)	$374,000

Per share of common stock:

Basic	$(0.05)	$0.03

Dilutive	$(0.05)	$0.03

Average common share equivalents outstanding	19,875,000	13,620,000

Average dilutive common share equivalents outstanding	—	1,096,000

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	19,875,000	14,716,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Six Months
	Ended July 31,
	2006	2005
Contract revenues	$39,488,000	$30,271,000
Contract costs	34,941,000	25,487,000

Gross margin	4,547,000	4,784,000

Selling, general and administrative expenses	6,256,000	3,400,000

Income (loss) from operations	(1,709,000)	1,384,000

Other income (expense):
Interest expense	(470,000)	(197,000)
Non-cash interest expense for preferred dividends and accretion of discount	(1,675,000)	(80,000)
Gain on sale of equity investment	—	48,000
Equity in income of equity investment	—	4,000
Interest and other income	8,000	19,000

	(2,137,000)	(206,000)

Income (loss) before income taxes	(3,846,000)	1,178,000

Income tax provision (benefit)	(874,000)	478,000

Net income (loss)	$(2,972,000)	$700,000

Per share of common stock:

Basic	$(0.16)	$0.05

Dilutive	$(0.16)	$0.05

Average common share equivalents outstanding	19,085,000	13,307,000

Average dilutive common share equivalents outstanding	—	1,205,000

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	19,085,000	14,512,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended July 31,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(2,972,000)	$700,000
Adjustments to Reconcile Net Income to Cash:
Depreciation and amortization	854,000	352,000
Deferred income taxes	(350,000)	—
Interest expense for preferred dividends and accretion of discount	1,675,000	80,000
Provision for uncollectible accounts	40,000	—
(Gain) loss on sale of equity investment and fixed assets	5,000	(48,000)
Stock based compensation	163,000	—
Equity in (income) of equity investment	—	(4,000)
Changes in Assets and Liabilities
Other than Cash:
Contracts receivable	(779,000)	(3,756,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,910,000)	438,000
Inventories	7,000	(145,000)
Prepaid income taxes	(129,000)	(186,000)
Other current assets	160,000	413,000
Accounts payable	411,000	687,000
Billings in excess of costs and estimated earnings on uncompleted contracts	666,000	167,000
Current income tax liabilities	—	(305,000)
Accrued liabilities	749,000	(74,000)

Total Changes in Assets and Liabilities Other than Cash	(825,000)	(2,761,000)

Net Cash Used by Operating Activities	(1,410,000)	(1,681,000)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(403,000)	(564,000)
Proceeds from sale of equity investment and fixed assets	34,000	50,000
Additional investment in joint venture	—	(18,000)
Increase in other assets	(50,000)	(12,000)

Net Cash Used by Investing Activities	(419,000)	(544,000)

Cash Flows from Financing Activities:
Proceeds from private placement of common and preferred stock	—	6,443,000
Proceeds from debt	2,514,000	240,000
Proceeds from exercise of stock options and warrants	792,000	47,000
Payment of accrued earnout liability	—	(294,000)
Payment of insurance premium financing	(687,000)	(628,000)
Principal payments on debt	(73,000)	(3,766,000)

Net Cash Provided by Financing Activities	2,546,000	2,042,000

Change in Cash and Cash Equivalents	717,000	(183,000)
Cash and Cash Equivalents, Beginning of Period	230,000	333,000

Cash and Cash Equivalents, End of Period	$947,000	$150,000

Supplementary disclosure of non-cash Investing and Financing Activity:
Increase in goodwill and accrued liabilities for contingent payment liability	$301,000	$233,000

Financing of annual insurance premium	$1,157,000	$959,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JULY 31, 2006
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. (the “Corporation” or “Company”) and its wholly-owned subsidiaries.
The condensed consolidated financial statements as of and for the three and six month periods ended July 31 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended January 31, 2006 and the Company’s Quarterly Report on form 10-Q for the quarter ended April 30, 2006. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 2 — FEDERAL INCOME TAXES
A current federal income tax benefit of $366,000 was provided for the six-month period ended July 31, 2006. The benefit for federal income taxes reflects the effect of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal income taxes previously paid. A federal income tax provision of $376,000 was provided for the six-month period ended July 31, 2005.
State income tax (benefit) provision of $(159,000) and $102,000 were made in the current and prior year periods, respectively. The current year benefit reflects the effect of carrying back the current year’s loss to prior fiscal year’s state income tax returns thereby generating state income tax refunds of taxes previously paid. The prior year’s provision is due to income in the prior year.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. At July 31, 2006 a deferred federal income tax benefit of $349,000 was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the current period loss to fiscal years 2005 and 2006.
Income taxes paid by the Corporation for the six months ended July 31, 2006 and 2005 totaled approximately $1,000 and $624,000, respectively. Also, during the six months ended July 31, 2006, the Corporation received a $400,000 refund of federal income tax payments made in the prior fiscal year.
NOTE 3 — TERM DEBT
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
On September 8, 2005 Sky Bank permanently increased the line of credit to $11 million. Additionally, the interest rate on the line of credit may be lowered from the current prime plus 1/4% rate to a London Interbank Offer Rate (“LIBOR”) based pricing upon the attainment of certain operating leverage ratios. The initial LIBOR rate would be LIBOR plus 2.75% but would decrease to LIBOR plus 2.25% upon the attainment of improved operating leverage ratios.

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
On July 31, 2006, the balance on the line of credit was $10,850,000 with an unused availability, based upon the asset based lending formula, of $2,219,000.
The Corporation paid interest costs totaling approximately $445,000 and $223,000 during the six months ended July 31, 2006 and 2005, respectively.
NOTE 4 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended July 31,
	2006	2005
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(1,041,000)	$374,000

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(1,041,000)	$374,000

Denominator:

Denominator for basic earnings per share—weighted average shares	19,875,000	13,620,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	119,000
Employee Stock Options	—	977,000

	—	1,096,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	19,875,000	14,716,000

Basic earnings per share	$(0.05)	$0.03

Diluted earnings per share	$(0.05)	$0.03

At July 31, 2006 and 2005; 2,805,000 and 561,000 options, and 5,689,000 and 2,782,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of dilutive earnings per share as of July 31, 2006 and 2005 as their inclusion was antidilutive.

	For the Six Months
	Ended July 31,
	2006	2005
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(2,972,000)	$700,000

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(2,972,000)	$700,000

Denominator:

Denominator for basic earnings per share—weighted average shares	19,085,000	13,307,000

Effect of dilutive securities:
Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	138,000
Employee Stock Options	—	1,067,000

	—	1,205,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	19,085,000	14,512,000

Basic earnings per share	$(0.16)	$0.05

Diluted earnings per share	$(0.16)	$0.05

At July 31, 2006 and 2005; 2,805,000 and 561,000 options, and 5,689,000 and 2,000,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of dilutive earnings per share as of July 31, 2006 and 2005 as their inclusion was antidilutive.
NOTE 5 — STOCK OPTIONS
On February 1, 2006, the Corporation changed its accounting method for its stock-based compensation plans and adopted the recognition and measurement principles of FASB Statement No. 123R, “Accounting for Stock-Based Compensation”. In adopting FASB 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to the current fiscal year, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the three and six month periods ended July 31, 2006, the Company recognized $77,000 and $114,000 of stock-based employee compensation cost. During the prior three and six month periods ended July 31, 2005 no compensation expense was recognized as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the current fiscal quarter and the pro forma disclosure of the effect on the prior fiscal quarter may not be representative of the effects on reported net income in future years.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-

based employee compensation for the three and six month periods ended July 31, 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	For Three Months	For the Six Months
	Ended July 31,	Ended July 31,
	2005	2005
Net income, as reported	$374,000	$700,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects of a $5,000 and $235,000 benefit, respectively	(8,000)	(384,000)

Pro forma net income	$366,000	$316,000

Earnings per share:

Basic-as reported	$0.03	$0.05

Basic-pro forma	$0.03	$0.02

Diluted-as reported	$0.03	$0.05

Diluted-pro forma	$0.02	$0.02

At July 31, 2006, the Corporation had 666,450 stock options subject to time vesting. The average volatility of the expected market price of the Corporation’s common stock is 0.63, the weighted average dividend yield is 0%, the weighted average expected life of the options is 10 years and the weighted average forfeiture rate is 5%.
During the three months ended July 31, 2006, 40,000 stock options were issued to the non-employee directors of the Company upon their reelection to the Corporation’s Board of Directors.
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
During the six months ended July 31, 2006 and 2005, 211,000 and 130,000 shares, respectively, of the Corporation’s common stock were issued due to the exercise of stock options.
NOTE 6 — PRIVATE PLACEMENT OF SECURITIES — JULY 2005
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three and six month periods ended July 31, 2006 the accretion of the aforementioned discount was $98,000 and $208,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.

A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three and six-month periods ended July 31, 2006 the accrued dividend was $84,000 and $192,000, respectively. At July 31, 2006 dividends of $310,000 are accrued. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $26,000 and $61,000 for the three and six months ended July 31, 2006.
Warrant Derivative Liability
Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation’s Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation’s Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritive guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the quarter ended July 31, 2006 and the liability was recorded in accrued liabilities.
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
During the six-months ended July 31, 2006, seven holders converted 2,202.5 shares of Series C Preferred Stock and received 2,325,631 shares of Common Stock. The conversion resulted in 123,131 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion resulted in a charge against income in the three and six-month periods ending July 31, 2006 of approximately $684,000 and $1,214,000, respectively, for the related unamortized discount relative to the converted shares.
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
NOTE 7 — ACQUISITION
On August 25, 2005, the Company, pursuant to an Asset Purchase Agreement, (the “Agreement”), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates – Commercial, Ltd., and Flagship Reconstruction Associates – Residential, Ltd. (“Flagship”), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due one-year from the closing, 236,027 shares of the Company’s restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company’s restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company’s restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants were exercised during fiscal 2006. The Agreement also includes contingent payment provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At July 31, 2006, $793,000 had been earned and accrued relative to the earn-out agreement. The owner of Flagship entered into an eighteen-month employment and non-competition agreement with the Company. The acquisition of Flagship greatly enhances the Company’s disaster response and restoration capabilities. The operations of the former Flagship operation were included in the Company’s operations subsequent to August 19, 2005.
An independent valuation was performed in fiscal 2006. The valuation resulted in the allocation of the purchase price as follows:

	Allocated Value	Amortization Period
Fixed assets	$50,000	3 to 7 years
Covenant-not-to-compete	78,000	4 1/2 years
Customer relationships	5,766,000	10 years
Subcontractor relationships	530,000	5 years
Goodwill	160,000	N/A
For the three and six month periods ended July 31, 2006, amortization expense of the aforemented intangibles was $350,000 and $175,000, respectively.
The following unaudited pro forma condensed results of operations assume that the acquisition was consummated on February 1, 2005:

	Three months ended	Six months ended
	July 31, 2005	July 31, 2005
Sales	$23,053,000	$43,737,000

Net Income	$832,000	$1,524,000

Net income per common shares:
Basic	$0.05	$0.10

Dilutive	$0.05	$0.09

Weighted average shares outstanding:
Basic	15,523,000	15,210,000

Dilutive	17,217,000	22,605,000

NOTE 8 — GOODWILL
At July 31, 2006 and January 31, 2006, the Corporation’s goodwill was $2,621,000 and $2,316,000, respectively. The increase in goodwill during the current fiscal period was due to contingent earnout obligation related to the acquisition of Flagship in fiscal 2006.
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
NOTE 9 — NEW ACCOUNTING PRONOUNCEMENTS
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
OVERVIEW
We provide environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the current fiscal period, revenues from disaster response, loss mitigation and reconstruction were 48% of total revenues vs. 52% of revenues from abatement of asbestos. The Company has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.
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
The Corporation continues to manage its projects to minimize risk and the negative financial impact upon the Corporation. More information on risks and the Corporation’s efforts to manage risks is available in Item 1 under the caption “Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2006 and supplemented elsewhere in this report. Additionally, please refer to the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2006 for a discussion of the components of the significant categories in the Corporation’s consolidated Statement of Operations.
CRITICAL ACCOUNTING POLICIES
In general, there have been no significant changes in the Corporation’s critical accounting policies since January 31, 2006, except as noted in the following paragraph. For a detailed discussion of these policies, please see Item 7 of the Corporation’s Annual Report on Form 10-K for the year ended January 31, 2006.
On February 1, 2006, the Corporation changed its accounting method for its stock-based compensation plans and adopted the recognition and measurement principles of FASB Statement No. 123R, “Accounting for Stock-Based Compensation”. In adopting FASB 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to the current fiscal year, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the current fiscal three and six months periods ended July 31, 2006, the Company recognized $77,000 and $114,000, respectively, of stock-based employee compensation cost. The effect on the current fiscal three and six month periods may not be representative of the effects on reported net income in future quarters or years.
RESULTS OF OPERATIONS
Three Months Ended July 31, 2006
During the three months ended July 31, 2006 (“Fiscal 2007”), the Corporation’s contract revenues increased by 39.4% to $22.7 million compared to $16.3 million in the three months ended July 31, 2005 (“Fiscal 2006”). The increase was due an increase in reconstruction revenues primarily due to the acquired operations of the former Flagship operation, included subsequent to its acquisition in late August 2005.
The Corporation’s gross margin increased to $3.36 million in the second quarter of fiscal 2007 compared to $2.48 million in the second quarter of fiscal 2006. Gross margin as a percentage of revenue decreased to 14.8% for the current quarter from 15.2% for the prior year quarter. Field margins, which are defined as the difference between contract revenues and direct field costs increased to 28.4% for the current quarter from 26.3% due to an increase in higher margin non-asbestos revenue. In addition to direct field costs, contract costs include certain supervisory costs that are relatively fixed in nature. Other direct costs as a percentage of revenue increased to 13.6% for the current fiscal quarter from 11.1% for the prior fiscal quarter as the current revenue base required a relatively higher level of supervisory costs compared with the prior fiscal quarter. The three new offices opened in the second half of fiscal 2006 and the stand alone Tampa restoration operation begun in February 2006 had relatively low revenues as operations were ramped up at those locations but their increasing costs contributed to the increase in the percentage of direct costs when compared to revenues.
Selling, general and administrative expenses increased to $3.32 million in the current fiscal quarter as compared to $1.66 million in the three months ended July 31, 2005. The significant increase is principally due to the inclusion of the operations of Flagship, the addition of three new offices opened during the second half of fiscal 2006 and initiation of stand-alone reconstruction operations out of our Tampa location. As a percentage of contract revenues, selling, general and administrative expense increased by 4.42% to 14.61% vs. 10.19% for the prior year fiscal quarter.
The Corporation reported income from operations of $0.035 million for the three months ended July 31, 2006 compared to income from operations of $0.82 million for the three months ended July 31 2005, a decrease of $0.79 million as a direct result of the factors discussed above.
Interest expense increased to $0.25 million in the current quarter as compared to $0.10 million in the same quarter of a year ago as a result of an increase in the prime rate of interest to which a majority of the Corporation’s borrowings are tied, increased borrowings to fund a significantly higher level of operations and very low interest costs for July 2005 as the proceeds of the private placement had been utilized to reduce the borrowings on the line of credit prior to the purchase of the Flagship operation.

Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend of $84,000 and the accretion of the discount associated with the preferred stock of $807,000 are required to be reflected as interest expense. The accretion of the discount included a $684,000 charge due to the conversion of 1,275 shares of preferred stock into 1,275,000 shares of our common stock. The remaining unamortized discount is required to be expensed at the time of conversion. The prior fiscal period had an $80,000 expense, which included the actual dividend of $37,000 and $43,000 for the accretion of the discount. There were no conversions in the prior fiscal period.
During the quarter ended July 31, 2006, the Corporation had a $0.01 million benefit for federal income taxes and a $0.02 million benefit for state income taxes as a result of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal and state income taxes previously paid.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. For the current quarter ended July 31, 2006 a deferred federal income tax benefit of $0.03 million was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the current period loss to fiscal years 2005 and 2006.
During the quarter ended July 31, 2005, the Corporation made a $0.22 million provision for federal income taxes and a $0.06 million provision for state income taxes.
Six Months Ended July 31, 2006
During the six months ended July 31, 2006 (“Fiscal 2007”), the Corporation’s contract revenues increased by 30.4% to $39.5 million compared to $30.3 million in the six months ended July 31, 2005 (“Fiscal 2006”). The increase was due the acquired operations of the former Flagship operation, included subsequent to its acquisition in late August 2005, offset in part by a slight decline in other revenues.
The Corporation’s gross margin decreased to $4.55 million in the first six-months of fiscal 2007 compared to $4.78 million in the first six-months of fiscal 2006. Gross margin as a percentage of revenue decreased to 11.5% for the current period from 15.8% for the prior year period. Field margins, which are defined as the difference between contract revenues and direct field costs, declined to 26.9% for the current quarter from 27.9% due to the current quarter due to increased percentage of higher margin non-asbestos revenue offset by low asbestos margins in the first quarter of the current fiscal year. In addition to direct field costs, contract costs include certain supervisory costs that are relatively fixed in nature. Other direct costs as a percentage of revenue increased to 15.4% for the current fiscal period from 12.1% for the prior fiscal period as the current revenue base required a relatively higher level of supervisory costs compared with the prior fiscal period
Selling, general and administrative expenses increased to $6.26 million in the current fiscal period as compared to $3.4 million in the prior fiscal period. The significant increase is principally due to the inclusion of the operations of Flagship, the addition of three new offices opened during the second half of fiscal 2006 and the initiation of stand-alone reconstruction operations out of our Tampa location. As a percentage of contract revenues, selling, general and administrative expense increased by 4.61% to 15.84% vs. 11.23% for the prior year fiscal period. The three new offices opened in the second half of fiscal 2006 and the stand alone Tampa restoration operation begun in February 2006 had relatively low revenues as operations were ramped up at those locations but their increasing costs contributed to the increase in the percentage of direct costs when compared to revenues.
The Corporation reported a loss from operations of $1.71 million for the current fiscal period end July 31, 2006 compared to income from operations of $1.38 million for the prior fiscal period, a decrease of $3.09 million as a direct result of the factors discussed above.
Interest expense increased to $0.47 million in the current period as compared to $0.20 million in the same fiscal period of a year ago as a result of an increase in the prime rate of interest to which a majority of the Corporation’s borrowings are tied, increased borrowings to support a significantly higher level of operations and very low interest costs for July 2005 as the proceeds of the private placement had been utilized to reduce the borrowings on the line of credit prior to the purchase of the Flagship operation.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend of $192,000 and the accretion of the discount associated with the preferred stock of $1,483,000 are required to be reflected as interest expense. The accretion of the discount included a $1,214,000 charge due to the conversion of 2,203 shares of preferred stock into 2,203,000 shares of our common stock. The remaining unamortized discount is required to be expensed at the time of conversion. The prior fiscal period had an $80,000 expense, which included the actual dividend of $37,000 and $43,000 for the accretion of the discount. There were no conversions in the prior fiscal period.
During the six-month period, 2006, the Corporation had a $0.37 million benefit for federal income taxes and a $0.16 million benefit for state income taxes as a result of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal and state income taxes previously paid.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. At July 31, 2006 a deferred federal income tax benefit of $0.35 million was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the current period loss to fiscal years 2005 and 2006.
During the six-month period ended July 31, 2005, the Corporation made a $0.38 million provision for federal income taxes and a $0.10 million provision for state income taxes.
FINANCIAL CONDITION
Liquidity and Capital Resources
During the six months ended July 31, 2006, the Corporation’s cash increased by $0.72 million to $0.95 million.
The increase in cash and short-term investments during the first six months of fiscal 2007 is attributable to cash inflows of $2.55 million from financing activities. These cash inflows were partially offset by outflows from operations of $1.41 million and cash outflows of $0.42 million associated with investing activities.
Financing activities cash inflows consisted of $2.45 million net borrowing on the line of credit and $0.79 million from the exercise of employee stock options and stock warrants. These cash inflows were partially offset by $0.76 million for the repayment of debt and insurance premium financing.
Cash utilized by operating activities totaled $1.41 million in the six months ended July 31, 2006. Cash outflows included, a $0.78 million increase in accounts receivables, a $1.91 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.13 million increase in prepaid income taxes, the current period loss of $2.98 million and a $0.35 million deferred income tax benefit. These cash outflows were partially offset by cash inflows including $1.675 million of preferred stock dividends and accretion of the discount on the related preferred stock which are non-cash in nature as the dividends on the preferred stock accumulate until conversion or maturity, $0.16 million of stock based compensation, a $0.04 million provision for uncollectible accounts, a $0.16 million decrease in other current assets, a $0.41 million increase in accounts payable, a $0.67 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.75 million increase in accrued liabilities related to the timing of payments and $0.85 million of depreciation and amortization.
Investing activities cash outflows included $0.40 million for the purchase of property, plant and equipment and a $0.05 million increase in other assets.

At July 31, 2006, the Corporation’s backlog totaled $40.9 million ($22.7 million on fixed fee contracts and $18.2 million on time and materials or unit price contracts).
At July 31, 2006, the Corporation had approximately $3.3 million of costs and estimated earnings in excess of billings on uncompleted contracts and approximately $1.0 million of accounts receivable that represented contract claims. The Corporation is pursuing claims of approximately $4.8 million relative to the aforementioned contracts.
During the six months ended July 31, 2005, the Corporation’s cash decreased by $0.18 million to $0.15 million.
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
Investing activities cash outflows included $0.56 million for the purchase of property, plant and equipment and the $0.02 million of capital contributions in the IAQ joint venture prior to the sale of its interest by the Company. These cash outflows were partially offset by $0.05 million of proceeds from the sale of the Company’s equity investment in the IAQ joint venture.
Financing activities cash inflows consisted of $6.44 million from the private placement of the Company’s common and convertible preferred stock in July 2005 (which was net of $0.56 million of costs associated with the private placement), $0.24 million of proceeds from a $0.4 million equipment line provided by the Company’s bank and $0.05 million from the exercise of employee stock options. These cash inflows were partially offset by $4.4 million for the repayment of debt and insurance premium financing, including a $3.6 million net reduction in the Company’s line of credit with the proceeds of the aforementioned private placement of the Company’s equity securities in July 2005 and $0.29 million of earnout payments related to the acquisition of businesses acquired in prior years. On August 25, 2005 the Company purchased the operations of Flagship and reborrowed on the line of credit to fund the purchase price payable at closing.
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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $112,000 change in annual borrowing costs based upon the balance outstanding at July 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended July 31, 2006 that have materially affected or are reasonably likely to materially affect these controls.

PART II—OTHER INFORMATION
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
On July 28, 2006, the Annual Meeting of the Stockholders of PDG Environmental, Inc was held in Pittsburgh. PA.
At the meeting all of the management’s nominees were elected to the Board of Directors for 1-year terms expiring at the Annual Meeting of the Stockholders in 2007. The results of the voting were as follows:

	Total Votes Cast	For	Against	Withheld
John C. Regan	18,490,165	18,459,403	30,762	0
Richard A. Bendis	18,490,165	18,423,825	66,340	0
Edgar Berkey	18,490,165	18,419,722	70,443	0
James D. Chiafullo	18,490,165	18,421,322	68,843	0
Edwin J. Kilpela	18,489,165	18,413,925	76,240	0
In addition, the stockholders of the Company approved the proposal to increase the authorized number of shares issuable under the Company’s Incentive Stock Option Plan from 4,000,000 shares to 5,000,000 shares. On this matter, the results of the voting were as follows:

Votes For	7,659,345
Votes Against	255,181
Abstained	4,539
Broker Non-Votes	10,292,882
The final matter presented at the meeting was the ratification of the selection of Malin Bergquist & Company, LLP as the Corporation’s independent registered public accounting firm for fiscal year 2007. On this matter, the results of the voting were as follows:

Votes For	18,475,961
Votes Against	9,491
Abstained	4,713
ITEM 6. EXHIBITS
(a)	The following exhibits are being filed with this report:

Exhibits
Number	Description
		EXHIBIT INDEX	Pages of Sequential
		Exhibit No. and Description	Numbering System

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended, and Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibits
Number	Description
Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended, and Section 302 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Amended Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Amended Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDG ENVIRONMENTAL, INC.
By	/s/John C. Regan
John C. Regan
Chairman and Chief Executive Officer

By	/s/Todd B. Fortier
Todd B. Fortier
Chief Financial Officer

Date: September 14, 2006