Form 10-K/A
period 2006-01-31
PDG ENVIRONMENTAL INC
filed 2007-01-18
CIK 771485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER 0-13667
PDG Environmental, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2677298
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

1386 Beulah Road, Building 801
Pittsburgh, Pennsylvania	15235
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 412-243-3200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.02 par value
(Title of Class)
Indicated by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicated by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant was $12,247,290 as of July 31, 2005, computed on the basis of the average of the bid and asked prices on such date.
As of April 24, 2006 there were 18,822,793 shares of the registrant’s Common Stock outstanding.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Check one: Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicated by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

EXPLANATORY NOTE
During the fourth quarter of fiscal 2007, we determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006, and the quarters ended April 30, and July 31, 2006 to correct for errors in the financial statements related to an employee fraud at the Company’s Seattle office described in Note 1 of the notes to the Company’s condensed consolidated financial statements included herein.
The restatement decreased the previously reported net income for the year ended January 31, 2006 by $388,000, The restatement does not affect the Company’s audited consolidated financial statements for the year ended January 31, 2005 or any prior year.

PART I
ITEM 1. Business
Overview
PDG Environmental, Inc., the registrant, (“we” or the “Company”) are a holding company which, through our wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, emergency response, loss mitigation and reconstruction, demolition and related services throughout the United States. We were incorporated in Delaware on February 9, 1987.
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
In the third quarter of fiscal 2006, we acquired the operations of Flagship Services Group, Inc. (“Flagship”). The acquisition of Flagship greatly enhances the Company’s reconstruction capabilities.
Description of the Business
Historically, we have derived the majority of our revenues from the abatement of asbestos. In recent years, we have broadened our offering of services to include a number of complementary services, which utilize our existing infrastructure and personnel. The following is a discussion of each of the major services we provide.
Asbestos Abatement
The asbestos abatement industry developed due to increased public awareness in the early 1970’s of the health risks associated with asbestos, which was extensively used in building construction.
Asbestos, which is a fibrous mineral found in rock formations throughout the world, was used extensively in a wide variety of construction-related products as a fire retardant and insulating material in residential, commercial and industrial properties. During the period from approximately 1910 to 1973, asbestos was commonly used as a construction material in structural steel fireproofing, as thermal insulation on pipes and mechanical equipment and as an acoustical insulation material. Asbestos was also used as a component in a variety of building materials (such as plaster, drywall, mortar and building block) and in caulking, tile adhesives, paint, roofing felts, floor tile and other surfacing materials. Most structures built before 1973 contain asbestos containing materials (“ACM”) in some form and surveys conducted by the U.S. federal government have estimated that 31,000 schools and 733,000 public and commercial buildings contain friable ACM. In addition, many more industrial facilities are known to contain other forms of asbestos.
In the early 1970’s, it became publicly recognized that inhalation or ingestion of asbestos fibers was a direct cause of certain diseases, including asbestosis (a debilitating pulmonary disease), lung cancer, mesothelioma (a cancer of the abdominal and lung lining) and other diseases. Friable ACM were designated as a potential health hazard because these materials can produce microscopic fibers and become airborne when disturbed.
The Environmental Protection Agency (the “EPA”) first banned the use of asbestos as a construction material in 1973 and the federal government subsequently banned the use of asbestos in other building materials as well.
During the 1980’s the asbestos abatement industry grew rapidly due to increasing public awareness and concern over health hazards associated with ACM, legislative action mandating safety standards and requiring abatement in certain circumstances, and economic pressures on building owners seeking to satisfy the requirements of financial institutions, insurers and tenants. During the last ten years the industry has remained stable with revenues tracking the general economic cycle.
We have experience in all types of asbestos abatement including removal and disposal, enclosure and encapsulation. Asbestos abatement projects have been performed in commercial buildings, government and institutional buildings, schools, hospitals and industrial facilities for both the public and private sector. Asbestos abatement work is completed in accordance with EPA, Occupational Safety and Health Administration (“OSHA”), state and local regulations governing asbestos abatement operations, disposal and air monitoring requirements.

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
Lead Abatement
During the 1990’s, the lead abatement industry developed due to increased public awareness of the dangers associated with lead poisoning. While lead poisoning takes many forms, the most serious and troubling in the United States is the danger posed to children and infants from the ingestion of lead, primarily in the form of paint chips containing lead. Ingestion of lead has been proven to reduce mental capacities and is especially detrimental to children in the early stages of development.
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
Business Strategy
We intend to acquire additional reconstruction and restoration companies that service metropolitan population centers or regions with high population densities. While the former Flagship operation that we acquired in August 2005 has a nationwide footprint, we will continue to pursue attractive reconstruction and restoration companies that we believe will give us entrée to customers and / or markets where we believe we do not have adequate exposure. We believe that we would be able to derive additional operational and marketing efficiencies from such acquisitions due to the presence of our existing management structure, employee base and customer contacts.

Suppliers and Customers
We purchase the equipment and supplies used in our business from a number of suppliers. One of these suppliers accounted for 38% of our purchases in fiscal 2006. The items are purchased from the vendor’s available stock and are not covered by a formalized agreement.
In fiscal 2006, we estimate that approximately 65% of our operating subsidiaries’ revenues were derived from private sector clients, 18% from government contracts and 17% from public institutions. Due to the nature of our business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For fiscal years 2006, 2005 and 2004 no one customer accounted for more than 10% of our consolidated revenues for that year.
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
We also provide worker’s compensation insurance, at statutory limits, which covers all of our employees of our operating subsidiaries. We believe that we are fully covered by workers’ compensation insurance with respect to any claims that may be made by current and former employees relating to any of our operations. The amount of workers’ compensation insurance maintained varies from state to state in which our business operates and is not subject to any aggregate policy limits.
In line with industry practice, we are often required to provide payment and performance bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we may not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. The recent difficult insurance market combined with large losses experienced by sureties in the aftermath of Enron and other financial scandals, as well as a result of the September 11, 2001 terrorist attacks have made bond markets, in general, unpredictable and chaotic. Bonds may be more difficult to obtain in the future or they may only be available at significant additional cost.
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
Regulatory Matters
The environmental remediation industry is generally subject to extensive federal, state and local regulations, including the EPA’s Clean Air Act and OSHA requirements. As outlined below, these agencies have mandated procedures for monitoring and handling asbestos and lead containing material during abatement projects and the transportation and disposal of ACM and lead following removal.
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
Backlog
We had a backlog of orders totaling approximately $38.5 million and $38.8 million at January 31, 2006 and 2005, respectively. The backlog at January 31, 2006 consisted of $18.4 million of uncompleted work on fixed fee contracts and an estimated $20.1 million of work to be completed on time and materials or unit price contracts. The backlog at January 31, 2005 consisted of $25.7 million of uncompleted work on fixed fee contracts and an estimated $13.1 million of work to be completed on time and materials or unit price contracts. From time to time we enter into fixed-price subcontracts, which tends to reduce our risk on fixed-price contracts.
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
We currently have a $13.0 million line of credit from our financial institution Sky Bank. We rely significantly upon our line of credit in order to operate our business. The line of credit and term loan is secured by a “blanket” security interest in the assets of the Company and a mortgage on the real estate owned by the Company. On June 6, 2006 $2.0 million of the line of credit expires and the remaining $11.0 million line of credit expires on June 6, 2007. We expect that we will be able to maintain our existing line of credit (or to obtain replacement or additional financing) when it expires on June 6, 2007 or becomes fully utilized. However, there can be no assurance that such additional financing will be obtainable on favorable terms, if at all. An inability to maintain an adequate line of credit could result in limitations on our ability to bid for new or renew existing contracts, which could have a material adverse effect on our financial condition and results of operations.
We are subject to the risk and uncertainties experienced by contractors
We operate a labor-intensive business throughout the United States. Therefore, we are subject to employee risks inherent in the construction industry including employee fraud, fictitious employees, employee theft, violation of federal, state and/or local regulations and bogus workers compensation claims among other risks. While we actively monitor our branch offices and have controls in place at both the branch office and corporate level to ensure that our control procedures are complied with, our decentralized operation and the job site nature of our construction activities, (at any time we have in excess of 150 project in process), subjects us to the risk that illegal activities may be occurring that we are unaware of. The nature and magnitude of these possible illegal activities may be significant and may have a material adverse effect on our financial condition and results of operations.

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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. Currently, Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending January 31, 2008. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, and civil or criminal penalties. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls and to identify material weaknesses in our accounting systems and controls. We are in the process of documenting and testing our system of internal controls to provide the basis for this report. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.
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
Currently our directors and officers as a group beneficially own approximately 17% of our voting securities. Accordingly, acting together, they may be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

In addition, three stockholders, unrelated to us, have filed Schedule 13-G’s noting ownership of our common stock in excess of 5% of our outstanding common shares. Accordingly, they may be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. From time to time, these unrelated stockholders may have interests that differ from those of our other stockholders.
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
Making additional strategic acquisitions is part of our strategy. For example, on August 25, 2005, we completed the acquisition of certain assets of Flagship and its affiliated companies. Our ability to make future acquisitions will depend upon identifying attractive acquisition candidates and, if necessary, obtaining financing on satisfactory terms. Acquisitions may pose certain risks to us. These risks include the following:
•	we may be entering markets in which we have limited experience;

•	the acquisitions may be potential distractions to us and may divert resources and managerial time;

•	it may be difficult or costly to integrate an acquired business’ financial, computer, payroll and other systems into our own;

•	we may have difficulty implementing additional controls and information systems appropriate for a growing company;

•	some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow;

•	we may have unanticipated liabilities or contingencies from an acquired business;

•	we may have reduced earnings due to amortization expenses, goodwill impairment charges, increased interest costs and costs related to the acquisition and its integration;

•	we may finance future acquisitions by issuing common stock for some or all of the purchase price which could dilute the ownership interests of the stockholders;

•	acquired companies will have to become, within one year of their acquisition, compliant with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002;

•	we may be unable to retain management and other key personnel of an acquired company; and

•	we may impair relationships with an acquired company’s employees, suppliers or customers by changing management.

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
In connection with the private placements, we entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, we agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require us to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then we will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 our Registration Statement on

Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2006 and the liability was recorded in accrued liabilities. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. As of January 18, 2007 the Company has utilized twenty-five of permitted aggregate Black-Out days and seventeen of the consecutive Black-Out days had been expended. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.
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

Part II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock has traded on the OTC Bulletin Board since September 1996. Prior to that, it was listed for trading on NASDAQ Small Cap (Symbol: PDGE) and the information presented for the following periods reflects the high and low bid information as reported by the OTC Bulletin Board. The prices below may not represent actual transactions. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions.

	Market Price Range
	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$1.76	$1.36	$1.21	$0.70
Second Quarter	1.41	0.94	1.25	0.64
Third Quarter	2.69	0.92	0.93	0.51
Fourth Quarter	2.21	1.73	1.59	0.75
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
ITEM 6. Selected Financial Data
The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and “Management Discussion and Analysis of Financial Condition and Results of Operations’ included elsewhere in this annual report on Form 10-K/A. The consolidated statement of operations data for the fiscal years ended January 31, 2006 and the consolidated balance sheet data as of January 31, 2006 have been derived from the consolidated financial statements that have been audited by Malin Bergquist & Company LLP, independent auditors, included elsewhere in this annual report on Form 10-K/A which have been restated to correct for the effect of an employee fraud. The consolidated statement of operations data for the fiscal years ended January 31, 2005 and 2004 and the consolidated balance sheet data as of January 31, 2005 have been derived from the consolidated financial statements that have been audited by Parente Randolph LLC, independent auditors, included elsewhere in this annual report on Form 10-K/A. The consolidated statement of operations data for the years ended January 31, 2003 and 2002 and the consolidated balance sheet data as of January 31, 2004, 2003 and 2002 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K/A. The historical results presented below are not necessarily indicative of future results.

	For the Years Ended January 31,
	2006	2005	2004	2003	2002
	(Thousands except per share data)
2006 Amounts restated to correct the effects of an employee fraud.
OPERATING DATA
Contract revenues	$78,181	$60,362	$35,962	$40,621	$42,587
Gross margin	11,349	9,762	6,628	5,567	4,258
Income (loss) from operations	2,013	2,960	1,016	486	(1,191)
Other income (expense)	(1,766)	(391)	(310)	(192)	(380)
Net income (loss)	508	2,186	644	278	(1,601)
COMMON SHARE DATA
Net income (loss) per common share:
Basic	0.04	0.20	0.07	0.03	(0.17)
Diluted	0.03	0.19	0.07	0.03	(0.17)

Weighted average common shares outstanding	14,409	10,911	9,373	9,372	9,211

BALANCE SHEET DATA
Working capital	$17,699	$11,086	$8,233	$7,062	$6,491
Total assets	42,492	23,942	17,154	15,535	19,788
Long-term debt	9,059	5,013	5,306	4,922	5,582
Cumulative Convertible Preferred Stock	2,803	—	—	—	—
Total stockholders’ equity	17,091	9,128	4,909	4,244	3,944
The year ended January 31, 2003 included a $0.3 million of gain from the sale of the St. Louis operation and other fixed assets and a $0.15 million provision for impairment in value of goodwill.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with, and is qualified in its entirety by, our audited financial statements and notes thereto, and other financial information included elsewhere in this Annual Report on Form 10-K.
Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential”, or “continue”, the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described above under “Risk Factors”.
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
Contract revenues are recognized on the percentage of completion method measured by the relationship of total costs incurred to total estimated contract costs (cost-to-cost method). The majority of the Company’s contracts are fixed price contracts, therefore, any change in estimated costs to complete a contract will have a direct impact upon the revenues and related gross margin recognized on that particular contract.
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
Non-recurring charge for employee fraud consists of the costs associated with fictitious jobs previously recorded as revenue at our Seattle office.
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
Critical Accounting Policies
The preparation of financial statements require the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgment about future events and related estimations and how they impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operation. We identified our most critical accounting estimates to be:
•	Revenue Recognition

•	Billing Realization / Contract Receivable Collectability

•	Claims Recognition

•	Recoverability of Goodwill and Intangible Assets

•	Recoverability of Deferred Tax Assets

•	Mandatorily Redeemable Convertible Preferred Stock

•	Income Taxes
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
Revenue Recognition
Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price basis. The balance of our work is performed on variations of cost reimbursable and unit price approaches. Contract revenue is accrued based upon the percentage that actual costs to date bear to total estimated costs. We utilize the cost-to-cost method as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order/claim recognition. The use of estimated costs to complete each contract, the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions to total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from these estimates.
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

Billing Realization / Contracts Receivable Collectability
We perform services for a wide variety of customers including governmental entities, institutions, property owners, general contractors and specialty contractors. Our ability to render billings on in-process jobs is governed by the requirements of the contract and, in many cases, is tied to progress towards completion or the aforementioned specified mileposts. Realization of contract billings is in some cases guaranteed by a payment bond provided by the surety of our customer. In all other cases we are an unsecured creditor of its customers, except that we may perfect its rights to payment by filing a mechanics lien, subject to the requirements of the particular jurisdiction. Payments may be delayed or disputed by a customer due to contract performance issues and / or disputes with the customer. Ultimately, we have recourse to the judicial system to secure payment. All of the aforementioned matters may result in significant delays in the receipt of payment from the customer. As discussed in the previous section, “revenue recognition”, there can be no assurances that future events will not result in significant changes to the financial statements to reflect changing events.
We extend credit to customers and other parties in the normal course of business after a review of the potential customer’s creditworthiness. Additionally, management reviews the commercial terms of significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes an evaluation of required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.
Claims Recognition
Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that we seek to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of anticipated additional costs incurred by us. Recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. We must determine if:
•	there is a legal basis for the claim;

•	the additional costs were caused by circumstances that were unforeseen by us and are not the result of deficiencies in our performance;

•	the costs are identifiable or determinable and are reasonable in view of the work performed; and

•	the evidence supporting the claim is objective and verifiable.
If all of these requirements are met, revenue from a claim is recorded only to the extent that we have incurred costs relating to the claim.
Recoverability of Goodwill and Intangible Assets
Effective February 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. See further discussion in Notes 16 and 17 to our Consolidated Financial Statements.
At January 31, 2006 goodwill and intangible assets on our balance sheet totaled $2,316,000 and $6,162,000, respectively. The goodwill and intangible assets are primarily attributable to the acquisition of the former Tri-State Restorations, Inc. (“Tri-State”) operation in June 2001 that now operates as our Los Angeles office and the acquisition of the former Flagship Services Group, Inc. (“Flagship”) operation in August 2005 that now operates as our Dallas office. The remaining goodwill and intangible assets relates to four smaller acquisitions and deferred costs relating to our bank financing. The payment of the initial purchase price for the Tri-State and Flagship acquisitions initially generated a moderate amount of goodwill but the majority was created by the subsequent payment of contingent purchase price under the asset purchase agreement which provided for a four year and eighteen-month, respectively, earn-out for the former owners based upon the net profits of the Los Angeles and Dallas offices, respectively.
We have concluded that the recorded value of goodwill and intangible assets has not been impaired as a result of an evaluation as of January 31, 2006.
Recoverability of Deferred Tax Assets
At January 31, 2006 our deferred tax assets totaled $686,000, as restated. As we have been profitable for the last four fiscal years and in fiscal 2005 we exhausted our net operating loss carryforwards, we now believe that we will be profitable in the future at levels which cause us to conclude that it is more likely than not that we will realize all of the deferred tax assets. Therefore, we recorded at January 31, 2006 the estimated net realizable value of the deferred tax assets at that time at our combined federal and state rates.
Manadatorily Redeemable Convertible Preferred Stock
We consulted FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” in accounting for the transaction. The preferred stock has been recorded as a liability after consulting FAS 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, our stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per FAS 150, there is to be no reassessment of the non-substantive feature.
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
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
Income Taxes
We provides for income taxes under the liability method as required by SFAS No. 109 “Accounting for Income Taxes”.
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
Accounting Policy Changes
In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Should we issue employee stock options after January 31, 2006, a charge against earnings would be required as provided by SFAS 123R. The magnitude of the charge would depend upon the number of employee stock options issues, the exercise price of the stock options and the volatility of the share price of our common stock on the date the employee stock options are issued. At January 31, 2006 we had 689,450 options outstanding subject to time vesting. The aforementioned options will result in an approximate $155,000 expense charge in fiscal 2007.
Results of Operations
Year Ended January 31, 2006 Compared to Year Ended January 31, 2005
The Company recorded a $0.234 million non-recurring charge relative to an employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Company’s Seattle office, which indicated suspected fraudulent activities undertaken by one or more former employees.
During the year ended January 31, 2006, (“Fiscal 2006”), our contract revenues increased by 30% to $78.2 million compared to $60.4 million in the year ended January 31, 2005 (“Fiscal 2005”). The increase was partly due to the acquisition of the former Flagship operation, which was included subsequent to its acquisition in late August 2005. Additionally, there was an increase in contract activity at our Charlotte, New York, Los Angeles, Tampa and Ft. Lauderdale offices as compared to the prior fiscal period. The increase was attributable to an increase in volume of work placed under contract and performed by these offices. Both fiscal periods had a significant amount of disaster response revenues.
Our gross margin increased to $11.3 million in fiscal 2006 compared to $9.8 million in the fiscal 2005. Gross margin as a percentage of revenue decreased to 14.5% for the current year from 16.2% for the prior year. The increase in gross margin of $1.59 million is due to a higher volume of work performed at a lower gross margin percentage. The current fiscal year had four significant projects totaling $13.5 million in revenue with a total negative gross margin of $0.5 million. These asbestos abatement projects in our New York, Pittsburgh, Los Angeles and Seattle offices encountered unexpected conditions and cost overruns and resulted in the overall lower margin percentage experienced in the current fiscal year.
Selling, general and administrative expenses increased to $9.3 million in the current fiscal year as compared to $6.9 million in the prior fiscal year. This increase was due to personnel and salary increases in the current fiscal year as compared to the prior fiscal year, an overall increase in various operating expenses, the inclusion of the former Flagship operations subsequent to its acquisition in August 2005 and the inclusion of the former Lange operations subsequent to its acquisition in November 2005 and the opening of new offices in New Orleans, LA, Bakersfield, CA and Las Vegas, NV. As a percentage of contract revenues, selling, general and administrative expense increased by 0.5% to 12.0% for the current fiscal period from 11.5% for the prior year fiscal period.
Our reported income from operations of $2.01 million for the year ended January 31, 2006 compared to income from operations of $2.96 million for year ended January 31, 2005, decreasing by $0.95 million or 32%, as a direct result of the factors discussed above.
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
The Company recorded a $0.234 million non-recurring charge relative to an employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Company’s Seattle office, which indicated suspected fraudulent activities undertaken by one or more former employees.
Our other income for the year ended January 31, 2006 included a $0.05 million gain from our sale of our 50% interest in the IAQ venture, which had been accounted for under the equity method of accounting.
During the year ended January 31, 2006, we had a net income tax benefit of $0.26 million consisting of a $0.32 million provision for current federal income taxes, a $0.11 million for current state income taxes, a $0.58 million benefit for deferred federal income taxes and a $0.11 million benefit for deferred state income taxes. The provision for current federal income taxes reflects the effect of a $0.43 million benefit for the federal Research and Development tax credit which was recently quantified for the income tax returns filed for the years ended January 31, 2002 through January 31, 2006 resulting in the amendment of the aforementioned returns. While we did not pay any federal income taxes for fiscal 2002, 2003 and 2004, the effect of the credit was carried forward to the fiscal 2006 return, resulting in the utilization of a portion of the credit in the current year. The remainder of approximately $0.29 million will be carried forward to fiscal 2007.
Additionally, we recognized a $0.43 million deferred federal benefit from the reversal of the valuation allowance against our net deferred tax assets, as we no longer feel that a significant uncertainty exists as to the future realization of those net deferred income tax assets. While we had been profitable since the fiscal year ending January 31, 2003, our federal net operating loss carryforward was only fully utilized in the quarter ended January 31, 2005. As our operations are subject to a high degree of volatility due to the nature of our business we only concluded that the uncertainty had been resolved in the most recent fiscal quarter.
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
The 2005 fiscal year’s income from operations included a $0.11 million gain from the sale of fixed assets as the Company sold equipment that was currently not being utilized.
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
Cash utilized by operating activities totaled $4.1 million during fiscal 2006. Cash outflows included, a $9.3 million increase in accounts receivable caused by the significant increase in billings, a $0.23 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.73 million increase in prepaid income taxes, a $0.18 million decrease in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.31 million decrease in current income tax liabilities and a $0.69 million net benefit for deferred income tax, which is non-cash in nature. These cash outflows were partially offset by cash inflows including $0.5 million of net income in the current fiscal period, $0.8 million of preferred stock accretion of the discount on the preferred stock which is non-cash in nature, a $0.28 provision for uncollectible accounts, a $0.95 million decrease in other current assets, a $2.4 million increase in accounts payable, a $1.3 million increase in accrued liabilities related to the timing of payments and $1.09 million of depreciation and amortization.
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
Financing activities cash inflows consisted of $7.5 million from the private placement of our common and convertible preferred stock in July 2005 and the subsequent exercise of the over-allotment option provided to preferred stockholders (which was net of $0.84 million of costs associated with the initial private placement and the subsequent exercise of the over-allotment option), $0.3 million of preferred stock dividends which are non-cash in nature, as the dividends on the preferred stock accumulate until conversion or maturity, $3.7 million net borrowing on the line of credit, $0.4 million of proceeds from a equipment line provided by our bank, $0.34 million from the exercise of employee stock options and $0.84 million from the exercise of warrants issued as part of the July 2005 private placement. These cash inflows were partially offset by $1.6 million for the repayment of debt and insurance premium financing and $0.6 million of earnout payments related to the acquisition of businesses acquired in prior years.
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
Cash inflows from financing activities of $0.3 million during fiscal 2005 consisted of $0.45 million from the private placement of the Company’s common stock (which was net of $0.05 million of costs associated with registering our common stock related to the private placement), $1.2 million from the exercise of warrants issued in connection with the aforementioned private placement and $0.33 million from the exercise of employee stock options. These cash inflows were partially offset by $1.46 million in debt and insurance premium financing and $0.2 million of earnout payments related to the acquisition of businesses acquired in prior years.
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
Financing activities utilized cash flows of $0.82 million during fiscal 2004 included $1.3 million in debt and insurance premium financing and $0.26 million of earnout payments related to the acquisition of a business acquired in prior years. which was partially offset by $0.75 million in debt and insurance premium financing.
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
Contractual Obligations
Our contractual obligations at January 31, 2006 are summarized as follows:

		Payment due by period
		Less Than	1-3	3-5	More Than
	Total	1 year	Years	Years	5 years
		(Thousands)
Long-Term Debt Obligations	$9,572	$513	$8,716	$152	$191
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,279	928	889	462	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected On Registrant’s Balance Sheet Under GAAP	6,256	—	—	6,256	—

Total	$18,107	$1,441	$9,605	$6,870	$191

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
We consulted FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” in accounting for the transaction. The preferred stock has been recorded as a liability after consulting FAS 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, our stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per FAS 150, there is to be no reassessment of the non-substantive feature.
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
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the year ended January 31, 2006 the accrued dividend was $277,000 for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. Of the total accrued dividend of $277,000, conversions of Series C Preferred Stock into Common Stock resulted in the conversion of $36,000 of dividends. Therefore, $241,000 of dividends remain accrued at January 31, 2006. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
In connection with these transactions, the Investor entered into a Registration Rights Agreement with us. Under this agreement, we are required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the Warrant Shares. Our registration statement was declared effective by the U.S. Securities and Exchange Commission on November 21, 2005. We are required to keep the registration statement effective until the earlier of two years from the Closing Date and such time as the remaining Shares and Warrant Shares may be sold under Rule 144 in any three month period, subject to permitted Black-Out Periods (as defined in the Registration Rights Agreement). In the event that the Investor is not permitted to sell its Shares as the registration statement is not effective for any period exceeding a permitted Black-Out Period, then we will be obligated to pay the Investor liquidated damages equal to 12% of the Investor’s purchase price per annum. On November 21, 2005 our Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritive guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2006 and the liability was recorded in accrued liabilities.
On August 25, 2005, pursuant to an Asset Purchase Agreement, (the “Agreement”), we completed the acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates — Commercial, Ltd., and Flagship Reconstruction Associates - Residential, Ltd. (“Flagship”), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due in semi-annual installments of $375,000 plus interest, 236,027 shares of our restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of our restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of our restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants expire five years from the date of closing. The aggregate purchase price of approximately $6.5 million was allocated to the fair value of the assets acquired in accordance with FAS 141 “Business Combinations” with the majority of the purchase consideration allocated to customer relationships, with the remainder allocated to subcontractor relationships, the covenant-not-to-compete, fixed assets acquired and the remainder was allocated to goodwill. The Agreement also includes earn-out provisions over the first eighteen-month period commencing on the closing date, pursuant to which we are required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At January 31, 2006, $492,000 had been earned and accrued relative to the earn-out agreement
At January 31, 2006, we had approximately $1.5 million of costs and estimated earnings in excess of billings on uncompleted contracts and approximately $1.0 million of accounts receivable that represented contract claims and/or unapproved change orders. We expect to process change orders or pursue contract claims of approximately $3.6 million relative to the aforementioned contracts.

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
For information regarding the Company’s change in independent registered public accounting firm from Parente Randolph, LLC to Malin Bergquist & Company, LLP, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on June 24, 2005 and July 15, 2005. The Company has had no disagreements with its independent auditors regarding accounting or financial disclosure matters.

ITEM 9A.	CONTROLS AND PROCEDURES
1. Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
An internal control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than a remote likelihood that a misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
During their review of our consolidated financial statements as of October 31, 2006 and for the three and nine month periods then ended, our external auditors notified our management and Audit Committee of the existence of a “material weakness” in our internal controls related to the monitoring of remote locations. The Company’s internal control system was designed such that general managers of remote locations had responsibility for authorizing and approving payroll charges for field employees, invoicing of customers, and collection of receivables for jobs originating in their office. This situation provided the opportunity for remote managers to defraud the company and substantially delay management from identifying the fraudulent time charges and invoices.
Our Chief Executive Officer and Chief Financial Officer concluded that the material weaknesses cited did compromise the financial reporting process resulting in the restatement of our consolidated financial statements as of January 31, 2006 and for the year then ended. As previously disclosed in our Current Report on Form 8-K dated December 20, 2006 and filed on December 20, 2006, the Company stated that it would restate historical financial statements for the fiscal year ended January 31, 2006 and for the quarters ended April 30, 2006 and July 31, 2006 to account for the impact of the employee fraud at our Seattle office.
Our management has discussed this material weakness with the Audit Committee. Our management is taking actions to remediate the control deficiencies. Specifically, we are requiring that all customer billings be sent to the customer from the corporate office. Additionally, we have enhanced the monitoring and communication process with each remote location to better monitor branch operations and we are investigating improvements to the payroll process relative to the tracking of time worked by our hourly employees. This evaluation of alternative enhancements should be completed in the fourth fiscal quarter of 2007 with implementation projected for the first fiscal quarter of fiscal 2008.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K/A with regards to the material weakness related to monitoring of remote locations.
2. Internal Control Over Financial Reporting
(a) Management’s Annual Report on Internal Control Over Financial Reporting
In accordance with SEC Release No. 33-8618, the Company will omit the report of the Company’s management on internal control over financial reporting, and in accordance with current rules plan to file such report in our Annual Report on Form 10-K covering the fiscal year ended January 31, 2008.
(b) Attestation Report of the Registered Public Accounting Firm
In accordance with SEC Release No. 33-8618, the Company will omit the attestation report of Malin, Bergquist & Company, LLP on management’s assessment of the Company’s internal control over financial reporting and in accordance with current rules plan to file such attestation in our Annual Report on Form 10-K covering the fiscal year ended January 31, 2008.
(c) Changes in Internal Control Over Financial Reporting
Other than stated above, there was no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected or is reasonable likely to materially affect, our internal control over financial reporting. With respect to the material weakness in our internal control over the monitoring of remote locations, the Company’s internal control system was designed such that general managers of remote locations had responsibility for authorizing and approving payroll charges for field employees, invoicing of customers, and collection of receivables for jobs originating in their office. This situation provided the opportunity for remote managers to defraud the company and substantially delay management from identifying the fraudulent time charges and invoices.

We are now requiring that all customer billings be sent to the customer from the corporate office. Additionally, we have enhanced the monitoring and communication process with each remote location to better monitor branch operations and is investigating improvements to the payroll process relative to the tracking of time worked by our hourly employees. This evaluation of alternative enhancements should be completed in the fourth fiscal quarter with implementation projected for the first fiscal quarter of fiscal 2008.
As a consequence of the monitoring of remote locations material weakness noted above, we are applying other procedures designed to improve the reliability of our financial reporting. While our efforts to remediate this material weakness are ongoing, management believes that the financial statements included in this report are fairly stated in all material respects. We will continue to monitor the effectiveness of our internal control over financial reporting, particularly as it relates to revenue recognition, and will take further actions as deemed appropriate.

ITEM 9B.	Other Information
None

PART III

Item 10.	Directors and Executive Officers of the Registrant
Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.
Code of Ethics
We have adopted a Code of Business Ethics for directors and executive officers (including our principal executive officer and principal financial officer) (the “Code of Ethics”). A copy of the Code of Ethics is available upon request, free of charge, by contacting our Corporate Secretary at PDG Environmental, Inc., 1386 Beulah Road, Building 801, Pittsburgh, PA 15235. Pursuant to Exchange Act rules, a copy of the Code of Ethics is incorporated herein by reference as Exhibit 14 to this Annual Report on Form 10-K.

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

PDG ENVIRONMENTAL, INC.

/s/ John C. Regan

John C. Regan,
Chairman and Chief Executive Officer

/s/ Todd B. Fortier

Todd B. Fortier,
Chief Financial Officer
Date: January 16, 2007
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John C. Regan	January 16, 2007

John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Todd B. Fortier

Todd B. Fortier,
(Principal Accounting Officer)

Richard A. Bendis, Director	By /s/ John C. Regan

John C. Regan, Attorney-in-Fact
January 16, 2007

Edgar Berkey, Director	By /s/ John C. Regan

John C. Regan, Attorney-in-Fact
January 16, 2007

James D. Chiafullo, Director	By /s/ John C. Regan

John C. Regan, Attorney-in-Fact
January 16, 2007

Edwin J. Kilpela, Director	By /s/ John C. Regan

John C. Regan, Attorney-in-Fact
January 16, 2007

PDG ENVIRONMENTAL, INC.
ANNUAL REPORT ON FORM 10-K
ITEMS 8, 14(c) AND (d)
FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of PDG Environmental, Inc.
We have audited the accompanying restated balance sheet of PDG Environmental, Inc. and subsidiaries (the Corporation) as of January 31, 2006, and the related restated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the restated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PDG Environmental, Inc. and subsidiaries as of January 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the restated financial statements, the Corporation’s financial statements as of and for the year ended January 31, 2006 have been restated to correct errors related to an employee fraud and other matters. This discovery was made subsequent to the issuance of the 2006 financial statements. The financial statements have been restated to reflect these corrections.
/s/ Malin, Bergquist & Company, LLP
Pittsburgh, Pennsylvania
January 12, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of PDG Environmental, Inc.
We have audited the accompanying balance sheet of PDG Environmental, Inc. and subsidiaries (the “Corporation”) as of January 31, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended January 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended January 31, 2003 were audited by Stokes & Hinds, LLC, who merged with Parente Randolph, LLC as of June 1, 2003, and whose report dated April 7, 2003 expressed an unqualified opinion on those statements.
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
/s/ Parente Randolph, LLC
Pittsburgh, Pennsylvania
April 15, 2005

CONSOLIDATED BALANCE SHEETS
PDG ENVIRONMENTAL, INC.

	January 31,
	2006	2005
	(Restated)
ASSETS

Current Assets
Cash and cash equivalents	$230,000	$333,000
Contracts receivable, net of $440,000 allowance in 2006 and net of $212,000 allowance in 2005	23,903,000	14,907,000
Costs and estimated earnings in excess of billings on uncompleted contracts	5,174,000	4,940,000
Inventories	596,000	590,000
Prepaid income taxes	734,000	—
Deferred income tax asset	470,000	—
Other current assets	131,000	117,000

Total Current Assets	31,238,000	20,887,000

Property, Plant and Equipment
Land	42,000	42,000
Leasehold improvements	224,000	203,000
Furniture and fixtures	222,000	180,000
Vehicles	952,000	734,000
Equipment	8,270,000	7,036,000
Buildings	427,000	370,000

	10,137,000	8,565,000
Less: accumulated depreciation	7,838,000	7,227,000

	2,299,000	1,338,000

Intangible Assets, net of accumulated amortization of $1,012,000 and $609,000 in 2006 and 2005, respectively	6,162,000	130,000

Goodwill	2,316,000	1,338,000

Deferred Income Tax Asset	216,000	—

Other Assets	261,000	249,000

Total Assets	$42,492,000	$23,942,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
PDG ENVIRONMENTAL, INC.

	January 31,
	2006	2005
	(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$6,488,000	$4,145,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,044,000	2,222,000
Accrued liabilities	4,494,000	2,937,000
Current income tax liabilities	—	305,000
Current portion of long-term debt	513,000	192,000

Total Current Liabilities	13,539,000	9,801,000

Long-Term Debt	9,059,000	5,013,000

Mandatorily redeemable cumulative convertible Series C preferred stock,
$1,000.00 par value, 6,875 shares authorized and 6,015 and -0- issued and outstanding shares at January 31, 2006 and 2005, respectively (liquidation preference of $6,256,200 at January 31, 2006)	2,803,000	—

Total Liabilities	25,401,000	14,814,000

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.02 par value, 60,000,000 and 30,000,000 shares authorized and 17,779,123 and 13,505,840 shares issued and outstanding January 31, 2006 and 2005, respectively	345,000	260,000
Common stock warrants	1,881,000	153,000
Paid-in capital	15,582,000	9,940,000
Accumulated deficit	(679,000)	(1,187,000)
Less treasury stock, at cost, 571,510 shares at January 31, 2006 and 2005	(38,000)	(38,000)

Total Stockholders’ Equity	17,091,000	9,128,000

Total Liabilities and Stockholders’ Equity	$42,492,000	$23,942,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
PDG ENVIRONMENTAL, INC.

	For the Years Ended January 31,
	2006	2005	2004
	(Restated)
Contract Revenues	$78,181,000	$60,362,000	$35,962,000

Contract Costs	66,832,000	50,600,000	29,334,000

Gross Margin	11,349,000	9,762,000	6,628,000

Gain on sale of fixed assets	10,000	110,000	—
Selling, General and Administrative Expenses	9,346,000	6,912,000	5,612,000

Income From Operations	2,013,000	2,960,000	1,016,000

Other Income (Expense):
Interest expense	(490,000)	(393,000)	(352,000)
Deferred interest expense for preferred dividends	(277,000)	—	—
Non-cash interest expense for accretion of discount on preferred stock	(842,000)	—	—
Non-recurring charge for employee fraud	(234,000)	—	—
Gain on sale of equity investment	48,000	—	—
Equity in income (losses) of equity investment	4,000	(15,000)	(7,000)
Interest and other income	25,000	17,000	49,000

	(1,766,000)	(391,000)	(310,000)

Income Before Income Taxes	247,000	2,569,000	706,000

Income Tax (Benefit) Provision	(261,000)	383,000	62,000

Net Income	$508,000	$2,186,000	$644,000

Earnings Per Common Share — Basic:	$0.04	$0.20	$0.07

Earnings Per Common Share — Dilutive:	$0.03	$0.19	$0.07

Average Common Shares Outstanding	14,409,000	10,911,000	9,373,000

Average Dilutive Common Stock Equivalents Outstanding	1,797,000	871,000	195,000

Average Common Shares and Dilutive Common Stock Equivalents Outstanding	16,206,000	11,782,000	9,568,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
PDG ENVIRONMENTAL, INC.
FOR THE THREE YEARS ENDED JANUARY 31, 2006

	Preferred		Common				(Deficit)	Total
	Stock	Common	Stock	Paid-in	Deferred	Treasury	Retained	Stockholders’
	Series A	Stock	Warrant	Capital	Compensation	Stock	Earnings	Equity
Balance at January 31, 2003	$14,000	$189,000	$—	$8,110,000	$(26,000)	$(38,000)	$(4,005,000)	$4,244,000

Issuance of 5,000 shares under Employee Incentive Stock Option Plan			—	1,000				1,000

Amortization of stock based compensation					20,000			20,000

Net Income							644,000	644,000

Balance at January 31, 2004	14,000	189,000	—	8,111,000	(6,000)	(38,000)	(3,361,000)	4,909,000

Private placement of 1,250,000 shares of Common Stock, net of $51,000 of issuance costs		25,000	287,000	137,000				449,000

Redemption of preferred stock	(14,000)	1,000		13,000			(12,000)	(12,000)

Issuance of 62,500 shares in connection with an acquisition		1,000		58,000				59,000

Issuance of 670,500 shares under Employee Incentive Stock Option Plan		13,000		293,000				306,000

Issuance of 50,000 shares under Non-Employee Director Stock Option Plan		1,000		24,000				25,000

Issuance of 1,500,000 shares from exercise of Stock warrants		30,000	(134,000)	1,304,000				1,200,000

Amortization of stock based compensation					6,000			6,000

Net Income							2,186,000	2,186,000

Balance at January 31, 2005	—	260,000	153,000	9,940,000	—	(38,000)	(1,187,000)	9,128,000

Private placement of 1,666,667 shares of Common Stock and 5,500 shares of Series C Preferred Stock, net of $775,000 of issuance costs		33,000	1,565,000	2,599,000				4,197,000

Exercise of Over-Allotment option for 1,375 shares of Series C Preferred Stock, net of $69,000 of issuance costs			322,000	432,000				754,000

Costs associated with March 2004 private placement				(20,000)				(20,000)

Issuance of 236,027 shares in connection with an acquisition		5,000	186,000	245,000				436,000

Issuance of 657,167 shares under Employee Incentive Stock Option Plan		13,000		316,000				329,000

Issuance of 20,000 shares under Non-Employee Director Stock Option Plan		1,000		6,000				7,000

Employee issuance of 100,000 shares of restricted common stock				12,000				12,000

Issuance of 790,625 shares from exercise of stock warrants		15,000	(345,000)	1,174,000				844,000

Conversion of 860 shares of Series C Preferred Stock Into 895,521 shares of Common Stock, including 35,521 shares of Common Stock from accrued dividends		18,000		878,000				896,000

Net Income (restated)							508,000	508,000

Balance at January 31, 2006 (restated)	$—	$345,000	$1,881,000	$15,582,000	$—	$(38,000)	$(679,000)	$17,091,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PDG ENVIRONMENTAL, INC.

	For the Years Ended January 31,
	2006	2005	2004
	(Restated)
Cash Flows From Operating Activities:
Net income	$508,000	$2,186,000	$644,000
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	689,000	537,000	822,000
Amortization	403,000	164,000	205,000
Deferred income taxes	(686,000)	—
Interest expense for Series C preferred stock accretion of discount	842,000	—	—
Stock based compensation	12,000	6,000	20,000
Gain on sale of fixed assets and equity investment	(58,000)	(110,000)	—
Provision for uncollectable accounts	282,000	200,000	—
Equity in (income) losses of equity investment	(4,000)	15,000	7,000

	1,988,000	2,998,000	1,698,000
Changes in Current Assets and Liabilities:
Accounts receivable	(9,278,000)	(4,057,000)	(1,820,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(234,000)	(1,613,000)	85,000
Inventories	5,000	(48,000)	(28,000)
Prepaid income taxes	(734,000)	—
Other current assets	945,000	912,000	915,000
Accounts payable	2,363,000	365,000	317,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(178,000)	773,000	379,000
Current income taxes	(305,000)	294,000	—
Accrued liabilities	1,329,000	1,334,000	(190,000)

Total Changes	(6,087,000)	(2,040,000)	(342,000)

Net Cash Provided (Used) by Operating Activities	(4,099,000)	958,000	1,356,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,385,000)	(897,000)	(523,000)
Acquisition of businesses	(5,625,000)	(122,000)	—
Additional investment in joint venture	(18,000)	(15,000)	—
Proceeds from sale of equity investment and fixed assets	60,000	131,000	35,000
Changes in other assets	(93,000)	(44,000)	(23,000)

Net Cash Used by Investing Activities	(7,061,000)	(947,000)	(511,000)

Cash Flows From Financing Activities:
Dividends paid on Series A preferred stock	—	(12,000)	—
Non-cash Interest expense for Series C preferred dividends	277,000	—	—
Proceeds from private placement of common and preferred stock	7,531,000	449,000	—
Proceeds from debt	4,234,000	—	750,000
Proceeds from exercise of stock options and warrants	1,180,000	1,531,000	1,000
Payment of accrued earnout liability	(581,000)	(219,000)	(258,000)
Payment of premium financing	(959,000)	(891,000)	(879,000)
Principal payments on debt	(625,000)	(572,000)	(432,000)

Net Cash Provided (Used) by Financing Activities	11,057,000	286,000	(818,000)

Net increase (decrease) in cash and cash equivalents	(103,000)	297,000	27,000
Cash and cash equivalents, beginning of year	333,000	36,000	9,000

Cash and Cash Equivalents, End of Year	$230,000	$333,000	$36,000

Supplementary disclosure of non-cash Investing and Financing Activity:
Increase in goodwill and accrued liabilities for earnout liability	$809,000	$522,000	$281,000

Financing of annual insurance premium	$959,000	$891,000	$879,000

Non-cash consideration paid for acquisition of business (See Note 13)	$1,186,000	$—	$—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PDG ENVIRONMENTAL, INC.
For the Three Years Ended January 31, 2006
NOTE 1 — EMPLOYEE FRAUD
During the fourth quarter of fiscal 2007, the Company determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006, and the quarters ended April 30, 2006 and July 31, 2006 account for errors in the financial statements related to an employee fraud at the Company’s Seattle office.
An internal investigation was commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees which included fraudulent billing to customers for work never performed, payment to employees where no actual work was performed, payments received directly by former employees which were deposited in their bank accounts and preparation of supporting documentation and customer invoices submitted to the Corporate office for work that was not performed. The Company took immediate action including retaining legal counsel, fraud investigators, and forensic accountants to assist in determining the actual amount of the loss, appropriate legal action, and pursuit of insurance payments and other means of recovery for such losses. The Company was able to discover this incident through its internal control procedures, which alerted the Company to the issues, and the Company is confident that the fraudulent activities, while serious, are isolated.
For the year ended January 31, 2006, the Company restated its results of operations by retroactively recording a $0.234 million non-recurring charge related to the employee fraud at its Seattle office as described above. For the year ended January 31, 2006, contract revenues were reduced by $0.538 million and contract costs were reduced by $0.234 million to remove the effect of the fraudulent activity.
Additionally, certain adjustments which were not recorded initially in the January 31, 2006 financial statements were determined to be material and were recorded reducing contract revenues by $0.032 million, increasing contract costs by $0.024 million and increasing selling, general and administrative expenses by $0.065 million.
The Company has filed a claim against the Company’s employee theft insurance policy. The Company expects to receive a $0.5 million insurance recovery and will record that benefit as a component of Other Income when the recovery is assured.
The financial statements, notes thereto and related disclosures contained in this Annual Report on this Form 10-K/A for the year ended January 31, 2006 have been restated to adjust for the items noted above. These restatements reflect an adjustment to contract receivables, inventory, prepaid income taxes and deferred tax assets, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, accrued liabilities contract revenues, contract costs, selling general and administrative expense, and the addition of a new caption denoted as non-recurring charge for employee fraud. Adjustments were also made to reflect the tax effect of the restatement adjustments. The effect of the restatements on earnings per common share was as follows:

Year Ended
January 31, 2006
Previously reported earnings per common share was as follows:

Basic	$0.06
Diluted	$0.06

The effect of the restatements on earnings per common share was as follows:

Basic	$(0.02)
Diluted	$(0.03)

Restated earnings per common share is as follows:

Basic	$0.04
Diluted	$0.03

A summary of the significant effects of the restatements is found below and on the following pages:
Income Statement effects:

	For the Year
	Ended January 31, 2006
	As Previously
	Reported (1)	As Restated
Consolidated Statements of Operations:

Contract revenues	$78,751,000	$78,181,000
Contract costs	67,042,000	66,832,000
Gross margin	11,709,000	11,349,000
Selling, general and administrative expenses	9,281,000	9,346,000
Operating income	2,438,000	2,013,000
Non-recurring charge for employee fraud	—	(234,000)
Income before income taxes	906,000	247,000
Income tax provision (benefit)	10,000	(261,000)
Net income	896,000	508,000
Per share of common stock — Basic	$0.06	$0.04
Per share of common stock — Diluted	$0.06	$0.03

	As of January 31, 2006
	As Previously
	Reported(1)	As Restated
Balance Sheet:

Contract Receivables	$24,471,000	$23,903,000
Inventory	669,000	596,000
Prepaid Income Taxes	560,000	734,000
Deferred Income Tax Asset – Short Term	373,000	470,000
Total Current Assets	31,608,000	31,238,000
Total Assets	42,862,000	42,492,000
Accounts Payable	6,537,000	6,488,000
Billing in excess of costs and estimated earnings on uncompleted Contracts	2,012,000	2,044,000
Accrued Liabilities	4,459,000	4,494,000
Total Current Liabilities	13,521,000	13,539,000
Total Liabilities	25,383,000	25,401,000
Retained Earnings (Deficit)	(291,000)	(679,000)
Total Stockholders; Equity	17,479,000	17,091,000
Total Liabilities and Stockholders’ Equity	42,862,000	42,492,000

	As of January 31, 2006
	As Previously
	Reported(1)	As Restated
Statement of Changes in Stockholders’ Equity:

Net income	$896,000	$508,000

	As of January 31, 2006
	As Previously
	Reported(1)	As Restated
Statement of Cash Flows effects:

Net income	$896,000	$508,000
Deferred taxes	(589,000)	(686,000)
Provision for doubtful accounts	252,000	282,000
Contract receivables	(9,816,000)	(9,278,000)
Inventory	(68,000)	5,000
Prepaid income taxes	(560,000)	(734,000)
Accounts Payable	2,412,000	2,363,000
Billing in excess of costs and estimated earnings on uncompleted Contracts	(210,000)	(178,000)
Accrued liabilities	1,294,000	1,329,000
Total Adjustments	(6,542,000)	(6,087,000)

(1)	As previously reported on Form 10-K filed on April 28, 2006.
NOTE 2 — NATURE OF BUSINESS
PDG Environmental, Inc. (the “Corporation”) is a holding company which, through its wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, emergency response and restoration, loss mitigation and reconstruction, demolition and related services.
The Corporation provides these services to a diversified customer base located throughout the United States. The Corporation’s business activities are conducted in a single business segment – Environmental Services. Services are generally performed under the terms of fixed price contracts or time and materials contracts with a duration of less than one year, although larger projects may require two or more years to complete.
NOTE 3 — SIGNIFICANT ACCOUNTING POLICIES
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
Revenues and Cost Recognition:
Revenues from fixed price and modified fixed price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenues from time and materials contracts are recognized as services are performed. It is the Corporation’s policy to combine like contracts from the same owner for the purposes of revenue recognition.
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

Claims Recognition
Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Corporation seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of anticipated additional costs incurred by the Corporation. Recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. The Corporation must determine if:
•	there is a legal basis for the claim;

•	the additional costs were caused by circumstances that were unforeseen by the Company and are not the result of deficiencies in our performance;

•	the costs are identifiable or determinable and are reasonable in view of the work performed; and

•	the evidence supporting the claim is objective and verifiable.
If all of these requirements are met, revenue from a claim is recorded only to the extent that the Corporation has incurred costs relating to the claim.
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contrtacts
Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in costs and estimated earnings on uncompleted contracts are amounts the Corporation seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Corporation involve negotiation and, in certain cases, litigation. In the event that litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred although the Corporation may seek to recover these costs. The Corporation believes that it has an established legal basis for pursuing recovery of these recorded unapproved change orders and claims, and it is management’s intention to pursue and litigate such claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near-term. If the Corporation does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for. Claims against the Corporation are recognized when a loss is considered probable and amounts are reasonably determinable.
Cash and Cash Equivalents:
Cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase.
Contracts Receivables and Allowance for Uncollectible Accounts
Contract receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for uncollectible accounts. Contract receivables are written off when they are determined to be uncollectible. The allowance for uncollectible accounts is estimated based on the Corporation’s historic losses, the existing economic conditions in the construction industry and the financial stability of its customers
Inventories:
Inventories consisting of materials and supplies used in the completion of contracts are stated at the lower of cost (on a first-in, first-out basis) or market.

Property, Plant and Equipment:
Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to thirty years. Equipment, which comprised the majority of the Corporation’s fixed assets are primarily depreciated over three to five-year lives.
Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” in February 2003, goodwill was amortized over the estimated period of benefit on a straight-line basis and was reviewed for impairment under the policy for other long-lived assets. Since adoption of Statement No. 142 in February 2003 amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, annual impairment testing is performed in the fourth quarter
Income Taxes:
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
Compensation Plans:
The Corporation has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (as amended by SFAS 148), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.
Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2006, 2005 and 2004: risk-free interest rates of 6%, 4% and 4% in fiscal 2006, 2005 and 2004, respectively; dividend yield of 0%; volatility factors of the expected market price of the Corporation’s common stock of 0.71, 0.94 and 1.18 in fiscal 2006, 2005 and 2004, respectively; and a weighted-average expected life of the option of 8 years.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Corporation’s pro forma information follows:

	Fiscal	Fiscal	Fiscal
	06	05	04
	(Restated)
Net income, as reported	$508,000	$2,186,000	$644,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects of $290,000, $-0- and $-0- for 2006, 2005 and 2004	(538,000)	(69,000)	(158,000)

Pro forma net income (loss)	$(30,000)	$2,117,000	$486,000

Earnings per share:

Basic-as reported	$0.04	$0.20	$0.07

Basic-pro forma	$0.00	$0.19	$0.05

Diluted-as reported	$0.03	$0.19	$0.07

Diluted-pro forma	$0.00	$0.18	$0.05

Fair Value of Financial Instruments
As of January 31, 2006, the carrying value of cash and cash equivalents, contract receivables, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity.
Reclassifications:
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 4 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Should the Corporation issue employee stock options after January 31, 2006 a charge against earnings would be required as provided by SFAS 123R. The magnitude of the charge would depend upon the number of employee stock options issues, the exercise price of the stock options and the volatility of the share price of the Corporation’s common stock on the date the employee stock options are issued. At January 31, 2006, the Corporation had 689,450 options outstanding subject to time vesting. The aforementioned options will result in an approximately $155,000 expense charge in fiscal 2007.
In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.
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

NOTE 5 — CONTRACTS RECEIVABLE
At January 31, 2006 and 2005, contract receivables consist of the following::

	2006	2005
	(Restated)
Billed completed contracts	$12,003,000	$4,185,000
Contracts in Progress	12,340,000	10,934,000

	24,343,000	15,119,000

Less allowance for Uncollectable Accounts	(440,000)	(212,000)

Net Receivables	$23,903,000	$14,907,000

Contracts receivable at January 31, 2006 and 2005 include $2,474,000 and $1,937,000, respectively, of retainage receivables. For the years ended January 31, 2006 and 2005, no customer accounted for more than 10% of the Corporation’s consolidated revenues.
It is the Corporation’s policy not to require collateral with respect to outstanding receivables. At January 31, 2006 and 2005, contracts receivable included $4,017,000 and $2,667,000, respectively, of billings which been billed to the customer more than one hundred twenty days prior to the respective year-end. The Corporation continuously reviews the creditworthiness of customers and, when feasible, requests collateral to secure the performance of services.
All of the Corporation’s outstanding accounts receivable are expected to be collected within the normal operating cycle of one year.
NOTE 6 — COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
Details related to contract activity are as follows:

	January 31,
	2006	2005
	(Restated)
Revenues earned on uncompleted contracts	$61,062,000	$60,022,000
Less: billings to date	57,932,000	57,304,000

Net Under Billings	$3,130,000	$2,718,000

Included in the accompanying consolidated balance sheets under the following captions:

	January 31,
	2006	2005
	(Restated)
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,174,000	$4,940,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(2,044,000)	(2,222,000)

Net Under Billings	$3,130,000	$2,718,000

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
NOTE 7 — ACCRUED LIABILITIES
Accrued liabilities are as follows:

	January 31,
	2006	2005
	(Restated)
Wages, bonuses and withholdings	$2,077,000	$1,608,000
Accrued union and fringe benefits	969,000	575,000
Additional acquisition consideration	680,000	488,000
Other	768,000	266,000

Total Accrued Liabilities	$4,494,000	$2,937,000

NOTE 8 — LONG-TERM DEBT
Long-term debt of the Corporation less amounts due within one year is as follows:

	January 31,
	2006	2005
Term loan due in monthly installments of $4,095 including interest at 4.875% due in August 2015	$300,000	$325,000

Equipment note due in monthly installments of $9,624 including interest at 7.25%, due in August 2009	361,000	—

Equipment note due in monthly installments of $21,495 including interest at 1% above the prime rate, due in August 2005	—	139,000

Equipment note due in monthly installments of $16,114 including interest at 1/4% above the prime rate, due in August 2005	—	41,000

Revolving line of credit expiring on June 6, 2007 and bearing interest at 1% above the prime rate	8,400,000	4,700,000

Equipment notes, due in monthly installments of $3,592 including interest at 10%, due November 1, 2009	136,000	—

Term note payable to the former shareholder of Flagship Restoration with interest at 6%, due August 25, 2006	375,000	—

	9,572,000	5,205,000

Less amount due within one year	513,000	192,000

	$9,059,000	$5,013,000

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

In October 2004 and December 2004 Sky Bank approved a temporary $1,000,000 and $500,000, respectively, increase in the Company’s line of credit to $8.0 million until June 30, 2005. The increase in the line of credit was required to fund the increase in revenues generated by the hurricane recovery work beginning in the third quarter of fiscal 2005.
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
The Corporation has not historically declared or paid dividends with respect to the common stock. The Corporation’s ability to pay dividends is prohibited due to limitations imposed by the aforementioned banking agreement, which requires the prior consent of the bank before dividends are declared. Additionally, the private placement of preferred stock in July 2005 contained restrictions on the payment of dividends on the Corporation’s common stock until the majority of the preferred stock has been converted or redeemed.
NOTE 9 — INCOME TAXES
Significant components of the provision for income taxes are as follows:

	For the Years Ended January 31,
	2006	2005	2004
	(Restated)
Current:

Federal	$319,000	$178,000	$—
State	106,000	205,000	62,000

	425,000	383,000	62,000
Deferred:

Federal	(580,000)	—	—
State	(106,000)	—	—

	(686,000)	—	—

Total income tax (benefit) provision	$(261,000)	$383,000	$62,000

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

	For the Years Ended January 31,
	2006	2005	2004
	(Restated)
Tax at statutory rate	$84,000	$873,000	$219,000
State income taxes, net of federal tax benefit	70,000	135,000	43,000
Research and Development and Minimum Tax Credits	(393,000)	—	—
Non-deductible preferred stock dividend and accretion	380,000	—	—
Manufacturing deduction	(11,000)	—	—
Other	39,000	20,000	—
Change in valuation allowance	(430,000)	(645,000)	(200,000)

	$(261,000)	$383,000	$62,000

The significant components of the Corporation’s deferred tax assets as of January 31, 2006 and 2005 are as follows:

	January 31,
	2006	2005
	(Restated)
Deferred tax assets:
Book over tax amortization	$359,000	$392,000
Allowance for doubtful accounts	176,000	85,000
Research and Development and Alternative Tax Credit carryforwards	286,000	—
Other	8,000	2,000

Gross deferred tax assets	829,000	479,000

Deferred tax Liabilities:

Tax over book depreciation	143,000	49,000

Gross deferred tax liabilities	143,000	49,000

Valuation allowance for deferred tax assets	—	(430,000)

Net deferred tax assets	$686,000	$—

The Corporation’s deferred tax assets are classified as follows:

	January 31,
	2006	2005
Current asset	$470,000	$—

Long term asset	216,000	—

Net deferred tax assets (liabilities)	$686,000	$—

At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance provided at January 31, 2005 was not required, therefore the entire valuation allowance of $430,000 was recognized as a deferred tax benefit at January 31, 2006. The valuation allowance had been provided at January 31, 2005 and in prior years to reduce the Corporation’s deferred tax assets to the amount that is more likely than not to be realized. Due to our history of varied earnings and losses at January 31, 2005, the Corporation recorded a full valuation allowance against the Corporation’s net deferred tax assets.
All goodwill generated in fiscal 2006 is deductible.
The Corporation paid approximately $1,251,000, $60,000 and $30,000 for federal and state income and franchise taxes during the years ended January 31, 2006, 2005 and 2004, respectively.
NOTE 10 — NOTES RECEIVABLE — OFFICERS
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
NOTE 11 — COMPENSATION PLANS
The Corporation has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (as amended by SFAS 148), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.
The Corporation maintains a qualified Incentive Stock Option Plan (the “Plan”), which provides for the grant of incentive options to purchase an aggregate of up to 4,000,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms.
Options to purchase 815,500 shares of the Corporation’s common stock were granted under the Plan issuable related to fiscal 2006. In March 2005 250,500 discretionary options were issued related to the achievement of goals relative to fiscal 2005 and vested on the grant date. Additionally, options to purchase 470,000 shares of the Corporation’s common stock were issued to the former employees of Flagship upon the acquisition of Flagship by the Corporation. These options vest to the holder upon the passage of time. Finally, options to purchase 95,000 of the Corporation’s common stock were issued during fiscal 2006 upon the change in responsibilities for certain employees. These options vest upon the passage of time.
In December 2005, options to purchase 380,500 shares of the Corporation’s common stock, subject to cliff-vesting from January 31, 2009 and January 31, 2013 at exercise prices from $0.19 per share to $0.96 per share, were currently vested to reward employees for their efforts during fiscal 2006 and to recognize that there are currently no additional options available to be granted until the next annual shareholders meeting in fiscal 2007.
Options to purchase 629,333 shares of the Corporation’s common stock were granted under the Plan issuable related to fiscal 2004. Non-discretionary options granted in this fiscal year contain a defined vesting schedule along with an alternative schedule that provides for accelerated vesting if certain performance measures are met. Those individual non-discretionary awards that did not vest due to failure to achieve the performance measures, vest in November 2011. Discretionary options vest on the grant date. A total of 300,500 options to purchase shares of common stock vested at January 31, 2004 relative to fiscal 2004.

The following table summarizes information with respect to the Plan for the three years ended January 31, 2006:

			Option
	Weighted Average	Number of	Price Range
	Exercise Price	Shares	Per Share
Outstanding at January 31, 2003	$0.43	3,133,200	$0.19 - $1.63

Granted	$0.58	25,000	$0.58
Forfeited — Reusable	$0.33	(236,666)	$0.19 - $1.63
Exercised	$0.19	(5,000)	$0.19

Outstanding at January 31, 2004	$0.46	2,916,534	$0.19 - $0.87

Forfeited — Reusable	$0.33	(47,500)	$0.19 - $0.87
Exercised	$0.19	(670,500)	$0.19 - $0.87

Outstanding at January 31, 2005	$0.46	2,198,534	$0.19 - $0.87

Granted	$1.21	815,500	$1.00 - $1.82
Forfeited — Reusable	$0.40	(78,250)	$0.19 - $0.87
Exercised	$0.50	(657,167)	$0.19 - $1.38

Outstanding at January 31, 2006	$0.73	2,278,617	$0.19 - $1.82

Exercisable at January 31, 2006	$0.61	1,589,167	$0.19 - $1.38

At January 31, 2005 and 2004, 1,455,334 and 1,952,834 options were exercisable at a weighted average exercise price of $0.46 and $0.46, respectively.
At January 31, 2006 the Corporation’s outstanding options relative to the Plan are as follows by exercise price range:

	Weighted Average	Number of	Weighted Average
Exercise Price Range	Exercise Price	Shares	Remaining Life
$0.00 to $0.50	$0.37	965,617	3.94
$0.50 to $1.00	$0.83	1,015,500	6.74
$1.00 to $1.50	$1.38	202,500	9.10
$1.50 to $2.00	$1.82	95,000	9.92

Total	$0.73	2,278,617	5.89

At January 31, 2006 the Corporation’s vested options relative to the Plan are as follows by exercise price range:

	Weighted Average	Number of	Weighted Average
Exercise Price Range	Exercise Price	Shares	Remaining Life
$0.00 to $0.50	$0.37	864,167	3.68
$0.50 to $1.00	$0.70	522,500	4.29
$1.00 to $1.50	$1.38	202,500	9.10

Total	$0.61	1,589,167	4.57

The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 2005:

		Option
	Number of	Price Range
	Shares	Per Share
Outstanding and Exercisable at January 31, 2003	10,000	$0.65

No Activity	—	—

Outstanding and Exercisable at January 31, 2004	10,000	$0.65

No Activity	—	—

Outstanding and Exercisable at January 31, 2005	10,000	$0.65

No Activity	—	—

Outstanding and Exercisable at January 31, 2006	10,000	$0.65

The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the “Employee Directors Plan”), which provides for the grant of options to purchase an aggregate of up to 500,000 shares of the Corporation’s common stock. Options to purchase 250,000 and 50,000 shares of the Corporation’s common stock at an exercise price of $1.52 per shares and $0.65 per share, respectively, have been granted under the Employee Director Plan. At January 31, 2006 all of the options granted under the Employee Directors Plan were exercisable.
The 1990 Stock Option Plan for Non-Employee Directors (the “Non-Employee Directors Plan”) provides for the grant of options to purchase an aggregate of up to 600,000 shares of the Corporation’s common stock. Options to purchase 450,250 shares of the Corporation’s common stock at prices ranging from $0.26 per share to $2.23 per share have been granted under the Non-Employee Directors Plan. During fiscal 2006, options to purchase 20,000 shares of the Corporation’s common stock at exercise prices ranging from $0.26 to $0.43 per share were exercised, resulting in proceeds of $9,600 to the Corporation. During fiscal 2005, options to purchase 50,000 shares of the Corporation’s common stock at exercise prices ranging from $0.26 to $0.77 per share were exercised, resulting in proceeds of $25,200 to the Corporation. At January 31, 2006, all of the 380,250 outstanding options granted under the Non-Employee Directors Plan were exercisable.
In fiscal 2006, 100,000 shares of restricted stock were issued to an employee upon the execution of an employment agreement. The agreement provides that the shares vest ratably over the four-year term of the agreement, therefore, compensation expense is being recognized ratably over the vesting period.
NOTE 12 — PRIVATE PLACEMENT OF SECURITIES – JULY 2005
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
On September 30, 2005, the Corporation’s shareholders approved to the Corporation’s Certificate of Incorporation to increase by 30 million the number of authorized shares of $0.02 par value common stock to a total of 60 million common shares. Subject to certain permitted issuances under the Preferred Purchase Agreement, the Company is also restricted from issuing additional securities for a period of six (6) months following the effective date of the Preferred Registration Statement without the prior written consent from the holders of the Preferred Shares.
All shares of the Series C Preferred Stock shall rank superior to the Corporation’s Common Stock, and any class or series of capital stock of the Corporation hereafter creates.
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
Beginning 120 days following effectiveness of the registration statement, the Company may mandatorily convert the Preferred Shares into shares of Common Stock, if certain conditions are satisfied including, among other things: (a) if the average closing bid price of the Company’s Common Stock during any 20 consecutive trading day period is greater than 150% of the conversion price, (b) the Preferred Registration Statement is currently effective, (c) the maximum number of shares of Common Stock issued upon such mandatory conversion does not exceed 100% of the total 5 day trading volume of our Common Stock for the 5 trading day period preceding the mandatory conversion date and (d) no mandatory conversions have occurred in the previous 30 trading days.
The Company consulted FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” in accounting for the transaction. The preferred stock has been recorded as a liability after consulting FAS 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, the Company’s stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per FAS 150, there is to be no reassessment of the non-substantive feature.
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
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the year ended January 31, 2006 the accrued dividend was $277,000 for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. Of the total accrued dividend of $277,000, conversions of Series C Preferred Stock into Common Stock resulted in the conversion of $36,000 of dividends. Therefore, $241,000 of dividends remain accrued at January 31, 2006. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
From late October 2005 through mid December 2005, all holders of shares of our Series C Preferred exercised their over- allotment warrants resulting in the issuance of (i) 1,375 shares of Series C Preferred, (ii) warrants to purchase 343,750 shares of the Company’s Common Stock at an exercise price of $1.11 per shares and (iii) warrants to purchase 343,750 shares of the Company’s Common Stock at an exercise price of $1.33 per share. The warrants expire five years from the date of issuance. The exercise of the over-allotment warrants resulted in proceeds of $1,375,000 to the Company.
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
Subsequent Events
Subsequent to January 31, 2006 two warrant holders exercised their warrant for 618,055 shares of the Company’s Common Stock resulting in proceeds of $692,000 and two holders voluntarily converted 700 shares of Series C Preferred Stock and received 729,535 shares of Common Stock. The conversion resulted in 29,535 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion will result in a charge against income in fiscal 2007 of approximately $401,000 for the related unamortized discount relative to the converted shares.
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
NOTE 13 — PRIVATE PLACEMENT OF SECURITIES – MARCH 2004
On March 4, 2004 the Corporation closed on a private placement transaction pursuant to which it sold 1,250,000 shares of Common Stock, (the “Shares”), to Barron Partners, LP (the “Investor”) for an aggregate purchase price of $500,000. In addition, the Corporation issued two warrants to the Investor exercisable for shares of its Common Stock (the “Warrants”). The Shares and the Warrants were issued in a private placement transaction pursuant to Rule 506 of Regulation D and Section 4(2) under the Securities Act of 1933, as amended. Offset against the proceeds is $51,000 of costs incurred in conjunction with the private placement transaction, primarily related to the cost of the registration of the common stock and common stock underlying the warrants, as discussed in the fourth paragraph of this note.
The First Warrant provided the Investor the right to purchase up to 1,500,000 shares of the Corporation’s Common Stock. During the year ended January 31, 2005 Barron exercised the First Warrant in full at an exercise price of $0.80 per share warrants resulting in proceeds of $1,200,000 to the Corporation.
The Second Warrant provides the Investor the right to purchase up to 2,000,000 shares of the Corporation’s Common Stock. The Second Warrant has an exercise price of $1.60 per share resulting in proceeds of $3,200,000 to the Corporation upon its full exercise and expires five years from the date of issuance. The warrant holder may exercise through a cashless net exercise procedure after March 4, 2005, if the shares underlying the warrant are either not subject to an effective registration statement or, if subject to a registration statement, during a suspension of the registration statement. The Corporation has reserved sufficient shares of its common stock to cover the issuance of shares relative to the unexercised warrants held by the Investor.
In connection with these transactions, the Corporation and the Investor entered into a Registration Rights Agreement. Under this agreement, the Corporation was required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the shares of Common Stock underlying the Warrants. The Company’s registration statement was declared effective by the U.S. Securities and Exchange Commission on June 30, 2004. In the event that the Investor is not permitted to sell its Shares pursuant to the registration statement as a result of a permitted Black-Out Period (as defined in the Registration Statement) being exceeded or otherwise, then the Company will be obligated to pay the Investor liquidated damages equal to 18% of the Investor’s purchase price per annum.
The Corporation utilized the proceeds from the sale of its Common Stock for general business purposes and to partially fund its acquisition strategy.
The Corporation granted the Investor the right of first refusal on certain subsequent offerings of the Corporation’s securities and has agreed to maintain a listing of its common stock on the OTC Bulletin Board or another publicly traded market and cause its common stock to continue to be registered under Section 12 (b) or (g) of the Exchange Act of 1934.
The net proceeds to the Corporation from the offering, after costs associated with the offering, of $449,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $287,000.
NOTE 14 — ACQUISITION
On August 25, 2005, the Company, pursuant to an Asset Purchase Agreement, (the “Agreement”), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates – Commercial, Ltd., and Flagship Reconstruction Associates – Residential, Ltd. (“Flagship”), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due in semi-annual installments of $375,000 plus interest, 236,027 shares of the Company’s restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company’s restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company’s restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants expire five years from the date of closing. The warrants were exercised in January 2006 for the issuance of 400,000 shares of the Company’s common stock resulting in proceeds for $409,000 to the Company. The Agreement also includes earn-out provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At January 31, 2006, $492,000 had been earned and accrued relative to the earn-out agreement. (See Note 16).
The operations of the former Flagship operation were included in the Company’s operations subsequent to August 19, 2005. The composition of the purchase price and the related allocation is as follows:

Cash paid at closing to seller		$5,250,000

Non-Cash consideration:
Note payable issued	750,000
Common stock issued	250,000
Warrants for common stock issued	186,000	1,186,000

Transaction expenses		148,000

Total Consideration		$6,584,000

Fair value of assets acquired:

Fixed Assets		50,000
Customer relationships		5,766,000
Covenant-not-to-compete		78,000
Subcontractor relationships		530,000
Goodwill		160,000

Total fair value of assets acquired		$6,584,000

An independent valuation was performed during fiscal 2006. The valuation resulted in the allocation of the purchase price as follows:

	Allocated Value	Amortization Period
Fixed assets	$50,000	3 to 7 years
Covenant-not-to-compete	78,000	4 1/2 years
Customer relationships	5,766,000	10 years
Subcontractor relationships	530,000	5 years
Goodwill	160,000	N/A

During fiscal 2006, amortization expense of the aforementioned intangibles was $292,000
The following unaudited pro forma condensed results of operations assume that the acquisition was consummated on February 1, 2005 and 2004:

	Year Ended January 31,
	2006	2005
	(Restated)
Sales	$96,135,000	$79,648,000

Net Income	$1,706,000	$1,865,000

Net income per common shares:
Basic	$0.11	$0.15

Dilutive	$0.10	$0.14

Weighted average shares outstanding:
Basic	15,252,000	12,814,000

Dilutive	17,049,000	13,685,000

NOTE 15 — PREFERRED STOCK – SERIES A
At January 31, 2004, there were 6,000 shares of the Corporation’s Series A Preferred Stock outstanding. Cumulative dividends in arrears on the Series A Preferred Stock were approximately $13,000 at January 31, 2004. In March 2004 in conjunction with the private placement of the Corporation’s common stock, as discussed in Note 12, the remaining 6,000 shares of preferred stock were converted into 24,000 shares Common Stock with the accrued but unpaid dividends paid in cash.
NOTE 16 — SALE OF FIXED ASSETS AND INVESTMENT IN JOINT VENTURE
During fiscal 2006, the Corporation sold certain fixed assets and its investment in the IAQ Training Institute joint venture for $60,000 resulting in a gain of $58,000.
During fiscal 2005, the Corporation sold certain fixed assets for $131,000 resulting in a gain of $110,000.
NOTE 17 — GOODWILL
The changes in the carrying amount of goodwill for the years ended January 31, 2006 and 2005 are as follows:

	2006	2005
Balance, beginning of year	$1,338,000	$714,000

Goodwill acquired during the year	978,000	624,000

Impairment losses	—	—

	$2,316,000	$1,338,000

Goodwill increased by $978,000 and $624,000 during the year ended January 31, 2006 and 2005, respectively, primarily due to the acquisition of the former Flagship operations in August 2005 and the accrual of additional purchase price consideration earned by the former owners of Tri-State Restoration, Inc. (“Tri-State”) and Flagship in accordance with Emerging Issues Task Force (“EITF 95-8”) “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a

Purchase Business Combination”. The payment of contingent consideration relative to Tri-State is based upon the operating income of the former Tri-State operation and payable annually based upon operating results through May 31, 2005. The payment of contingent consideration relative to Flagship is based upon the operating income of the former Flagship operation based upon operating results through February 2007.
In conformance with SFAS 142, “Goodwill and Other Intangible Assets,” we performed impairment tests based upon the year-end balances. No impairments were noted.
NOTE 18 — INTANGIBLE ASSETS
The components of intangible assets for the years ended January 31, 2006 and 2005 are as follows:

	2006	2005
Covenant-not-to-compete	$408,000	$330,000

Customer relationships	5,946,000	180,000

Subcontractor relationships	530,000	—

Deferred financing costs	228,000	171,000

Other	62,000	58,000

	7,174,000	739,000
Accumulated amortization	(1,012,000)	(609,000)

	$6,162,000	$130,000

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
Amortization of intangibles during the next five fiscal years are as follows: 2007 $766,000, 2008 - $706,000, 2009 — $701,000, 2010 — $700,000 and 2011 — $640,000

NOTE 19 — NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended January 31,
	2006	2005	2004
	(Restated)
Numerator:

Net Income	$508,000	$2,186,000	$644,000
Preferred stock dividends and accretion of discount	—	—	(1,000)

Numerator for basic earnings per share—income available to common stockholders	508,000	2,186,000	643,000

Effect of dilutive securities:
Preferred stock dividends	—	—	1,000

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$508,000	$2,186,000	$644,000

Denominator:

Denominator for basic earnings per share—weighted average shares	14,409,000	10,911,000	9,373,000

Effect of dilutive securities:
Employee stock options	1,220,000	871,000	166,000
Warrants	577,000	—	—
Convertible preferred stock and related accrued dividends	—	—	29,000

Dilutive potential common shares	1,797,000	871,000	195,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	16,206,000	11,782,000	9,568,000

Basic earnings per share	$0.04	$0.20	$0.07

Diluted earnings per share	$0.03	$0.19	$0.07

At January 31, 2006, 2005 and 2004; 40,000, 60,000 and 1,467,750 options, and 2,000,000, 2,000,000 and –0- warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. Additionally, at January 31, 2006 the conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The Series C Redeemable Convertible Preferred Stock was not outstanding during fiscal 2005 or 2004.
At January 31, 2006 1,958,338 warrants for the purchase of the Corporation’s common stock at an exercise price of $1.11 per share, 2,348,955 warrants for the purchase of the Corporation’s common stock at an exercise price of $1.33 per share and 2,000,000 warrants for the purchase of the Corporation’s common stock at an exercise price of $2.00 per share were outstanding. The warrants with exercise prices of $1.11 and $1.33 per share expire on July 1, 2010 and the warrants with an exercise price of $2.00 per share expire on March 4, 2009.
NOTE 20 — COMMITMENTS AND CONTINGENCIES
The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $713,000, $562,000 and $516,000 for the years ended January 31, 2006, 2005 and 2004, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2006 aggregated $2,279,000 and payments due during the next five fiscal years are as follows: 2007 $928,000, 2008 — $483,000, 2009 - $406,000, 2010 — $343,000 and 2011 — $119,000.

NOTE 21 — QUARTERLY RESULTS (UNAUDITED)
The Corporation had the following results by quarter:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
				(Restated)	(Restated)
Year Ending January 31, 2006

Revenues	$13,951,000	$16,320,000	$26,186,000	$21,724,000	$78,181,000

Gross margin	2,300,000	2,484,000	4,115,000	2,450,000	11,349,000

Income before income taxes	529,000	649,000	1,336,000	(2,267,000)	247,000

Net income	$326,000	$374,000	$1,005,000	$(1,197,000)	$508,000

Earnings per share
Basic	$0.03	$0.03	$0.07	$(0.08)	$0.04
Diluted	$0.02	$0.03	$0.05	$(0.08)	$0.03

Year Ending January 31, 2005

Revenues	$10,798,000	$15,173,000	$18,903,000	$15,488,000	$60,362,000

Gross margin	1,685,000	1,939,000	2,879,000	3,259,000	9,762,000

Income before income taxes	206,000	320,000	1,094,000	949,000	2,569,000

Net income	$189,000	$295,000	$1,006,000	$696,000	$2,186,000

Earnings per share
Basic	$0.02	$0.03	$0.09	$0.06	$0.20
Diluted	$0.02	$0.02	$0.09	$0.06	$0.19
NOTE 22 — SUBSEQUENT EVENT
In connection with the private placements in July 2005, the Company entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Company agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Company to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Company will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Company’s Registration Statement was declared effective by the Securities & Exchange Commission. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. As of January 18, 2007 the Company has utilized twenty-five of the permitted aggregate Black-Out days and seventeen of the consecutive Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.

PDG ENVIRONMENTAL, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended
January 31, 2006, 2005 and 2004

	Balance at	Additions		Balance
	beginning	charged		at close
	of year	to income	Deductions(1)	of year
2006 (Restated)
Allowance for doubtful accounts	$212,000	$282,000	$(54,000)	$440,000

2005
Allowance for doubtful accounts	$150,000	$200,000	$(138,000)	$212,000

2004
Allowance for doubtful accounts	$150,000	$—	$—	$150,000

(1)	Uncollectible accounts written off, net of recoveries.

(a) (3) Exhibits:
Exhibit Index	Pages of Sequential Numbering System
2.1
Asset Purchase Agreement among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates – Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates – Residential, Ltd., a Texas limited partnership, and Certain Sole Shareholder Thereof. and PDG Environmental, Inc., a Delaware corporation and Project Development Group, Inc., a Pennsylvania corporation, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

3.1
Certificate of Incorporation of the registrant and all amendments thereto, filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

3.2
Certificate of Amendment to the Certificate of Incorporation of the registrant, approved by stockholders on June 25, 1991, filed as Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, is incorporated herein by reference.

3.3
Amended and Restated By-laws of the registrant, filed as Exhibit 4.2 to the registrant’s registration statement on Form S-8 of securities under the PDG Environmental, Inc. Amended and Restated Incentive Stock Option Plan as of June 25, 1991, are incorporated herein by reference.

4.1
Certificate of the Powers, Designation, Preferences, and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions of the Series A, 9.00% Cumulative Convertible Preferred Stock, filed as Exhibit H with the registrant’s preliminary proxy materials on July 23, 1990 (File No. 0-13667), is incorporated herein by reference.

4.2
Certificate of Amendment of Certificate of the Powers, Designation, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations, or Restrictions of the Series A 9% Cumulative Convertible Preferred Stock (par value $0.01 per share), filed as Exhibit 4(a) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1993, is incorporated herein by reference.

4.3
Certificate of Powers, Designation, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions of the Series B, 4.00% Cumulative, Convertible Preferred Stock, filed as Exhibit 4.2 to the registrant’s registration on Form S-3 on March 17, 1993, is incorporated herein by reference.

4.4
Loan Agreement dated August 3, 2000 between Sky Bank and PDG Environmental, Inc., PDG, Inc., Project Development Group, Inc. and Enviro-Tech Abatement Services Co., filed as Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2001, is incorporated herein by reference.

4.5
Common Stock Purchase Warrant to purchase 250,000 shares of Common Stock of PDG Environmental, Inc. among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited

Exhibit Index	Pages of Sequential Numbering System

partnership, Flagship Reconstruction Associates – Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates – Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

4.6
Common Stock Purchase Warrant to purchase 150,000 shares of Common Stock of PDG Environmental, Inc. among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates – Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates – Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

4.7	Certificate of Designation of Series C Preferred Stock, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.8
Registration Rights Agreement between PDG Environmental, Inc. and Common Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.9	Form of Common Purchase Warrant issued to Common Investors, filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.10
Registration Rights Agreement between PDG Environmental, Inc. and Series C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.11
Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.12
Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.13
Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.1
Indemnity Agreement dated as of the first day of July 1990 by and among Project Development Group, Inc. and John C. and Eleanor Regan, filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.2
Assumption Agreement entered into as of the fourteenth day of December 1990 among Project Development Group, Inc., and John C. and Eleanor Regan, filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.3
PDG Environmental, Inc. Amended and Restated Incentive Stock Option Plan as of June 25, 1991, filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

Exhibit Index	Pages of Sequential Numbering System
10.4
PDG Environmental, Inc. 1990 Stock Option Plan for Employee Directors, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.5
PDG Environmental, Inc. 1990 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.6
Demand note between the registrant and John C. Regan, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.7
Demand note between the registrant and Dulcia Maire, filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

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

10.10
Asset Purchase Agreement dated June 15, 2001 by and among Tri-State Restoration, Inc. Project Development Group, Inc. and PDG Environmental, Inc., filed as Exhibit 2 of the registrant’s Interim Report on Form 8-K dated July 6, 2001, is hereby incorporated herein by reference.

10.11
Stock Purchase Agreement between PDG Environmental, Inc. and Barron Partners LP, dated March 4, 2004 along with Registration Rights Agreement between PDG Environmental, Inc. and Barron Partners, First Warrant to purchase shares of PDG Environmental, Inc. and Second Warrant to purchase shares of PDG Environmental, Inc. filed as Exhibits 10.1, 10.2, 10.3 and 10.4 of the registrant’s Interim Report on Form 8-K dated March 12, 2004, is hereby incorporated herein by reference.

10.12
Promissory Note among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates – Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates – Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

10.13
Securities Purchase Agreement between PDG Environmental, Inc. and Common Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.14
Securities Purchase Agreement between PDG Environmental, Inc. and Series C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

Exhibit Index	Pages of Sequential Numbering System
10.15
Thirteenth Amendment to Loan Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit 10 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.16
Twelfth Modification of Open-Ended Mortgage and Security Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.17
Overline Facility Note D, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

14	Code of Ethics filed as Exhibit 14 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, is incorporated herein by reference.

21	List of subsidiaries of the registrant.

23.1	Consent of independent registered public accounting firm.

23.2	Consent of independent registered public accounting firm.

24	Power of attorney of directors.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Amended Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Amended Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

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