Form 10-Q/A
period 2006-04-30
PDG ENVIRONMENTAL INC
filed 2007-01-18
CIK 771485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
The restatement decreased the previously reported net income for the year ended January 31, 2006 by $388,000 and increased the net loss by $229,000 for the three-months ended April 30, 2006. The restatement does not affect the Company’s audited consolidated financial statements for the year ended January 31, 2005 or any prior year.
As a result, the Company filed Form 10-K/A for the year ended January 31, 2006 on January 18, 2007 to restate the January 31, 2006 results.

PDG Environmental, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2006	2006
	(Restated)	(Restated)
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$421,000	$230,000
Contracts receivable	23,570,000	23,903,000
Costs and estimated earnings in excess of billings on uncompleted contracts	5,868,000	5,174,000
Inventories	646,000	596,000
Prepaid income taxes	930,000	734,000
Deferred income tax asset	494,000	470,000
Other current assets	1,074,000	131,000

Total Current Assets	33,003,000	31,238,000

Property, Plant and Equipment	10,281,000	10,137,000
Less: accumulated depreciation	(8,043,000)	(7,838,000)

	2,238,000	2,299,000

Goodwill	2,438,000	2,316,000
Deferred Income Tax Asset	575,000	216,000
Intangible and Other Assets	6,220,000	6,423,000

Total Assets	$44,474,000	$42,492,000

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$6,715,000	$6,488,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,595,000	2,044,000
Current portion of long-term debt	515,000	513,000
Accrued liabilities	4,834,000	4,494,000

Total Current Liabilities	14,659,000	13,539,000

Long-Term Debt	10,521,000	9,059,000
Series C Redeemable Convertible Preferred Stock	2,618,000	2,803,000

Total Liabilities	27,798,000	25,401,000

Stockholders’ Equity
Common stock	378,000	345,000
Common stock warrants	1,628,000	1,881,000
Additional paid-in capital	17,547,000	15,582,000
Retained earnings (deficit)	(2,839,000)	(679,000)
Less treasury stock, at cost	(38,000)	(38,000)

Total Stockholders’ Equity	16,676,000	17,091,000

Total Liabilities and Stockholders’ Equity	$44,474,000	$42,492,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended April 30,
	2006	2005
	(Restated)
Contract revenues	$16,368,000	$13,951,000
Contract costs	15,222,000	11,651,000

Gross margin	1,146,000	2,300,000

Selling, general and administrative expenses	2,932,000	1,737,000

Income (loss) from operations	(1,786,000)	563,000

Other income (expense):
Interest expense	(219,000)	(100,000)
Non-cash interest expense for preferred dividends and accretion of discount	(784,000)	—
Non-recurring charge for employee fraud	(347,000)	—
Gain on sale of equity investment	—	48,000
Equity in income of equity investment	—	4,000
Interest and other income	—	14,000

	(1,350,000)	(34,000)

Income (loss) before income taxes	(3,136,000)	529,000

Income tax provision (benefit)	(976,000)	203,000

Net income (loss)	$(2,160,000)	$326,000

Per share of common stock:

Basic	$(0.12)	$0.03

Dilutive	$(0.12)	$0.02

Average common share equivalents outstanding	18,268,000	12,983,000

Average dilutive common share equivalents outstanding	—	1,198,000

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	18,268,000	14,181,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended April 30,
	2006	2005
	(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(2,160,000)	$326,000
Adjustments to Reconcile Net Income to Cash:
Depreciation and amortization	426,000	176,000
Deferred income taxes	(383,000)	—
Interest expense for preferred dividends and accretion of discount	784,000	—
(Gain) loss on sale of equity investment and fixed assets	5,000	(48,000)
Stock based compensation	73,000	—
Equity in (income) of equity investment	—	(4,000)
Changes in Assets and Liabilities Other than Cash:
Contracts receivable	333,000	(1,515,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(694,000)	857,000
Inventories	(50,000)	(39,000)
Prepaid income taxes	(196,000)	—
Other current assets	214,000	42,000
Accounts payable	227,000	210,000
Billings in excess of costs and estimated earnings on uncompleted contracts	551,000	(307,000)
Current income tax liabilities	—	(172,000)
Accrued liabilities	(595,000)	(948,000)

Total Adjustment	(210,000)	(1,872,000)

Net Cash Used by Operating Activities	(1,465,000)	(1,422,000)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(179,000)	(162,000)
Proceeds from sale of equity investment and fixed assets	15,000	50,000
Additional investment in joint venture	—	(18,000)
Increase in other assets	(12,000)	(28,000)

Net Cash Used by Investing Activities	(176,000)	(158,000)

Cash Flows from Financing Activities:
Proceeds from debt	1,500,000	2,000,000
Proceeds from exercise of stock options and warrants	708,000	28,000
Payment of accrued earnout liability	—	(150,000)
Payment of insurance premium financing	(340,000)	(300,000)
Principal payments on debt	(36,000)	(81,000)

Net Cash Provided by Financing Activities	1,832,000	1,497,000

Change in Cash and Cash Equivalents	191,000	(83,000)
Cash and Cash Equivalents, Beginning of Period	230,000	333,000

Cash and Cash Equivalents, End of Period	$421,000	$250,000

Supplementary disclosure of non-cash Investing and Financing Activity:
Increase in goodwill and accrued liabilities for contingent payment liability	$118,000	$154,000

Financing of annual insurance premium	$1,157,000	$959,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2006
(UNAUDITED)
NOTE 1 — EMPLOYEE FRAUD
The PDG Environmental, Inc. consolidated financial statements for the three months ended April 30, 2006 and 2005 herein include a restatement of the Company’s financial statements for three months ended April 30, 2006, and for the condensed consolidated balance sheet as of January 31, 2006, which is discussed below
During the fourth quarter of fiscal 2007, we determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006, and the quarter ended April 30 and July 31, 2006 to correct for errors in the financial statements related to an employee fraud at the Company’s Seattle office.
An internal investigation was commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees which included fraudulent billing to customers for work never performed, payment of employees where no actual work was performed, payments received directly by former employees which were deposited in their bank accounts and preparation of supporting documentation and customer invoices submitted to the Corporate office for work that was not performed. The Company took immediate action including retaining legal counsel, fraud investigators, and forensic accountants to assist in determining the actual amount of the loss, appropriate legal action, and pursuit of insurance payments and other means of recovery for such losses. The Company was able to discover this incident through its internal control procedures, which alerted the Company to the issues, and the Company is confident that the fraudulent activities, while serious, are isolated.
For the three months ended April 30, 2006, the Company retroactively recorded a $0.35 million non-recurring charge relative to employee fraud at its Seattle office. For the three months ended April 30, 2006 contract revenues were reduced by $0.408 million and contract costs were reduced by $0.347 million to remove the effect of the fraudulent activity.
Additionally, certain material adjustments, which were not recorded initially in the January 31, 2006 financial statements, were determined to be significant and were recorded. The reversal of those entries resulted in an increase in contract revenues of $0.032 million and an increase in contract costs of $0.013 million
The Company has filed a claim against the Company’s employee theft insurance policy. The Company expects to receive a $0.5 million insurance recovery and will record that benefit as a component of Other Income when the recovery is assured.
The financial statements, notes thereto and related disclosures contained in this Quarterly Report on this Form 10-Q for the three months ended April 30, 2006 have been restated to adjust for the items noted above. These restatements reflect an adjustment to contract receivables, inventory, prepaid income taxes and deferred tax assets, accrued liabilities, contract revenues, contract costs and the addition of a new caption denoted as non-recurring charge for employee fraud. Adjustments were also made to reflect the tax effect of the restatement adjustments. The effect of the restatements on earnings per common share was as follows:

The effect of the restatements on earnings per common share was as follows:

Three Months Ended
April 30, 2006

Previously reported earnings per common share was as follows:

Basic	(0.11)
Diluted	(0.11)
The effect of the restatements on earnings per common share was as follows:

Basic	(0.01)
Diluted	(0.01)

Restated earnings per common share is as follows:

Basic	(0.12)
Diluted	(0.12)
A summary of the significant effects of the restatements is found below and on the following pages:
Income Statement effects:

	For the Three Months
	Ended April 30, 2006
	As Previously
	Reported(1)	As Restated
Consolidated Statements of Operations:

Contract revenues	$16,744,000	$16,368,000
Contract costs	15,556,000	15,222,000
Gross margin	1,188,000	1,146,000
Operating income (loss)	(1,744,000)	(1,786,000)
Non-recurring charge for employee fraud	—	(347,000)
Income (loss) before income taxes	(2,747,000)	(3,136,000)
Income tax provision (benefit)	(816,000)	(976,000)
Net income (loss)	(1,931,000)	(2,160,000)
Per share of common stock — Basic	$(0.11)	$(0.12)
Per share of common stock — Diluted	$(0.11)	$(0.12)

	As of April 30, 2006
	As Previously
	Reported(1)	As Restated
Balance Sheet:

Contract Receivables	$24,546,000	$23,570,000
Inventory	683,000	646,000
Prepaid Income Taxes	662,000	930,000
Deferred Income Tax Asset — Short Term	457,000	494,000
Total Current Assets	33,711,000	33,003,000
Deferred Income Tax Asset — Long Term	449,000	575,000
Total Assets	45,056,000	44,474,000
Accrued Liabilities	4,799,000	4,834,000
Total Current Liabilities	14,624,000	14,659,000
Total Stockholders; Equity	17,293,000	16,676,000
Total Liabilities and Stockholders’ Equity	45,056,000	44,474,000

	As of January 31, 2006
	As Previously
	Reported(1)	As Restated
Balance Sheet:

Contract Receivables	$24,471,000	$23,903,000
Inventory	669,000	596,000
Prepaid Income Taxes	560,000	734,000
Deferred Income Tax Asset — Short Term	373,000	470,000
Total Current Assets	31,608,000	31,238,000
Total Assets	42,862,000	42,492,000
Accounts Payable	6,537,000	6,488,000
Billing in excess of costs and estimated earnings on uncompleted Contracts	2,012,000	2,044,000
Accrued Liabilities	4,459,000	4,494,000
Retained Earnings (Deficit)	(291,000)	(679,000)
Total Stockholders; Equity	17,479,000	17,091,000
Total Liabilities and Stockholders’ Equity	42,862,000	42,492,000

	As of April 30, 2006
	As Previously
	Reported(1)	As Restated
Statement of Cash Flows effects:

Net income (loss)	$(1,931,000)	$(2,160,000)
Deferred taxes	(317,000)	(383,000)
Contract receivables	(75,000)	333,000
Inventory	(14,000)	(50,000)
Prepaid income taxes	(102,000)	(196,000)
Accounts Payable	178,000	227,000
Billing in excess of costs and estimated earnings on uncompleted Contracts	583,000	551,000
Total Adjustments	(505,000)	(210,000)
(1) As previously reported on Form 10-Q filed on June 14, 2006.
NOTE 2 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. (the “Corporation” or “Company”) and its wholly-owned subsidiaries.
The condensed consolidated financial statements as of and for the three-month periods ended April 30, 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended January 31, 2006. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 3 — FEDERAL INCOME TAXES
A current federal income tax benefit of $411,000 was provided for the three-month period ended April 30, 2006. The benefit for federal income taxes reflects the effect of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal income taxes previously paid. A federal income tax provision of $160,000 was provided for the three month period ended April 30, 2005.
State income tax (benefit) provision of $(182,000) and $43,000 were made in the current and prior year periods, respectively. The current quarter benefit reflects the effect of carrying back the current quarter’s loss to prior fiscal year’s state income tax returns thereby generating state income tax refunds of taxes previously paid. The prior quarter provision is due to income in the prior quarter.

At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. At April 30, 2006 a deferred federal income tax benefit of $383,000 was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the current period loss to fiscal years 2005 and 2006 and the utilization of net operating loss carryforwards expiring in 2027.
At April 30, 2006, the Corporation has approximately $0.47 million of net operating loss carryforwards for federal income tax purposes expiring in 2027 and approximately $0.62 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2027..
Income taxes paid by the Corporation for the three months ended April 30, 2006 and 2005 totaled approximately $3,000 and $375,000, respectively. Also, during the three months ended April 30, 2006, the Corporation received a $400,000 refund of federal income tax payments made in the prior fiscal year.
NOTE 4 — TERM DEBT
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

NOTE 5 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended April 30,
	2006	2005
	(Restated)
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(2,160,000)	$326,000

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(2,160,000)	$326,000

Denominator:

Denominator for basic earnings per share—weighted average shares	18,268,000	12,983,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	1,198,000

	—	1,198,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	18,268,000	14,181,000

Basic earnings per share	$(0.12)	$0.03

Diluted earnings per share	$(0.12)	$0.02
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
NOTE 6 — STOCK OPTIONS
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
NOTE 7 — PRIVATE PLACEMENT OF SECURITIES — JULY 2005
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
NOTE 8 – ACQUISITION
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

NOTE 9 – GOODWILL
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
NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS
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

NOTE 11 – SUBSEQUENT EVENT
In connection with the private placements in July 2005, the Company entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Company agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Company to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Company will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Company Registration Statement was declared effective by the Securities & Exchange Commission. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. As of January 18, 2007, the Company has utilized twenty-five of permitted aggregate Black-Out days and seventeen of the consecutive Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation’s or Corporation management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation’s current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. There can be no assurance that future developments and actual actions or results affecting the Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation’s performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in the Corporation’s Annual Report, as amended, on Form 10-K/A for the year ended January 31, 2006 filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
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
The Corporation continues to manage its projects to minimize risk and the negative financial impact upon the Corporation. More information on risks and the Corporation’s efforts to manage risks is available in Item 1 under the caption “Risk Factors” in the Corporation’s Annual Report, as amended, on Form 10-K/A for the year ended January 31, 2006 and supplemented elsewhere in this report.

CRITICAL ACCOUNTING POLICIES
In general, there have been no significant changes in the Corporation’s critical accounting policies since January 31, 2006, except as noted in the following paragraph. For a detailed discussion of these policies, please see Item 7 of the Corporation’s Annual Report, as amended, on Form 10-K/A for the year ended January 31, 2006.
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
RESTATEMENT
During the fourth quarter of fiscal 2007, we determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006, and the quarter ended April 30 and July 31, 2006 to correct for errors in the financial statements related to an employee fraud at the Company’s Seattle office.
An internal investigation was commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees which included fraudulent billing to customers for work never performed, payment of employees where no actual work was performed, payments received directly by former employees which were deposited in their bank accounts and preparation of supporting documentation and customer invoices submitted to the Corporate office for work that was not performed. The Company took immediate action including retaining legal counsel, fraud investigators, and forensic accountants to assist in determining the actual amount of the loss, appropriate legal action, and pursuit of insurance payments and other means of recovery for such losses. The Company was able to discover this incident through its internal control procedures, which alerted the Company to the issues, and the Company is confident that the fraudulent activities, while serious, are isolated.
For the three months ended April 30, 2006, the Company retroactively recorded a $0.35 million non-recurring charge relative to employee fraud at its Seattle office. For the three months ended April 30, 2006 contract revenues were reduced by $0.408 million and contract costs were reduced by $0.347 million to remove the effect of the fraudulent activity.
Additionally, certain adjustments, which were not recorded initially in the January 31, 2006 financial statements, were determined to be significant and were recorded. The reversal of those entries resulted in an increase in contract revenues of $0.032 million and an increase in contract costs of $0.013 million
The Company has filed a claim against the Company’s employee theft insurance policy. The Company expects to receive a $0.5 million insurance recovery and will record that benefit as a component of Other Income when the recovery is assured.
The financial statements, notes thereto and related disclosures contained in this Quarterly Report on this Form 10-Q for the three months ended April 30, 2006 have been restated to adjust for the error noted above. These restatements reflect an adjustment to contract receivables, inventory, prepaid income taxes and deferred tax assets, accrued liabilities, contract revenues, contract costs and the addition of a new caption denoted as non-recurring charge for employee fraud. Adjustments were also made to reflect the tax effect of the restatement adjustments. The effect of the restatements on earnings per common share was as follows:

RESULTS OF OPERATIONS
Three Months Ended April 30, 2006
During the three months ended April 30, 2006 (“Fiscal 2007”), the Corporation’s contract revenues increased by 17.3% to $16.4 million compared to $14.0 million in the three months ended April 30, 2005 (“Fiscal 2006”). The increase was due the acquired operations of the former Flagship operation, included subsequent to its acquisition in late August 2005, offset in part by a decline in asbestos related revenues.
The Corporation’s gross margin decreased to $1.15 million in the first quarter of fiscal 2007 compared to $2.3 million in the first quarter of fiscal 2006. Gross margin as a percentage of revenue decreased to 7.0% for the current quarter from 16.5% for the prior year quarter. The decrease in gross margin of $1.15 million is due to a combination of a reduction in field margins on asbestos related revenues and an increase in other direct costs. Field margins, which are defined as the difference between contract revenues and direct field costs, declined to 25.3% for the current quarter from 29.7% due to the current quarter’s contracts performed at a lower level of profitability. In addition to direct field costs, contract costs include certain supervisory costs that are relatively fixed in nature. During fiscal 2006, the Corporation increased its operations infrastructure to support much higher levels of revenues. When those revenues did not materialize, those semi-fixed costs negatively impacted the current quarter’s gross margin. The current fiscal quarter had no negative contract adjustments. The prior fiscal quarter had negative contract adjustments of $0.2 million, due to cost overruns and unexpected conditions, primarily at our Pittsburgh and Ft. Lauderdale offices.
Selling, general and administrative expenses increased to $2.93 million in the current fiscal quarter as compared to $1.74 million in the three months ended April 30, 2005. The increase is principally due to including the operations of Flagship, the addition of three new offices opened during the second half of fiscal 2006 and initiation of stand-alone reconstruction operations out of our Tampa location. As a percentage of contract revenues, selling, general and administrative expense increased by 5.46% to 17.91% vs. 12.45% for the prior year fiscal quarter reflecting the effect of sequentially lower revenues.
The Corporation reported a loss from operations of $1.79 million for the three months ended April 30, 2006 compared to income from operations of $0.56 million for the three months ended April 30 2005, a decrease of $2.35 million as a direct result of the factors discussed above.
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
During the quarter ended April 30, 2006, the Corporation had a $0.41 million benefit for federal income taxes and a $0.18 million benefit for state income taxes as a result of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal and state income taxes previously paid. .A federal income tax provision of $160,000 was provided for the three month period ended April 30, 2005.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. At April 30, 2006 a deferred federal income tax benefit of $383,000 was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the current period loss to fiscal years 2005 and 2006 and the utilization of net operating loss carryforwards expiring in 2027.

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
Cash utilized by operating activities totaled $1.47 million in the three months ended April 30, 2006. Cash outflows included, a $0.69 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.05 million increase in inventories, a $0.20 million increase in prepaid income taxes, a $0.59 million decrease in accrued liabilities related to the timing of payments, the current period loss of $2.16 million and a $0.38 million deferred income tax benefit. These cash outflows were partially offset by cash inflows including $0.78 million of preferred stock dividends and accretion of the discount on the related preferred stock which are non-cash in nature as the dividends on the preferred stock accumulate until conversion or maturity, $0.07 million of stock based compensation, a $0.33 million decrease in accounts receivables, , a $0.21 million decrease in other current assets, a $0.23 million increase in accounts payable, a $0.55 million increase in billings in excess of costs and estimated earnings on uncompleted contracts and $0.43 million of depreciation and amortization.
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
In connection with the private placements in July 2005, the Company entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Company agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Company to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Company will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Company Registration Statement was declared effective by the Securities & Exchange Commission. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. As of January 18, 2007, the Company has utilized twenty-five of permitted aggregate Black-Out days and seventeen of the consecutive Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.
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
The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 that the material weaknesses cited did compromise the financial reporting process resulting in the restatement of our consolidated financial statements as of January 31, 2006 and for the year then ended. As previously disclosed in our Current Report on Form 8-K dated December 20, 2006 and filed on December 20, 2006, the Company stated that it would need to restate historical financial statements for the fiscal year ended January 31, 2006 and for the quarters ended April 30, 2006 and July 31, 2006 to correct for the impact of the employee fraud at our Seattle office.
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
As a consequence of the monitoring of remote locations material weakness noted above, we are applying other procedures designed to improve the reliability of our financial reporting. While our efforts to remediate this material weakness are ongoing, management believes that the financial statements included in this report are fairly stated in all material respects. We will continue to monitor the effectiveness of our internal control over financial reporting, particularly as it relates to the monitoring of remote locations, and will take further actions as deemed appropriate.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended October 31, 2006 that have materially affected or are reasonably likely to materially affect these controls except as noted in the previous paragraph..

PART II— OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.
ITEM 1A. RISK FACTORS
There were no material changes from the Corporation’s risk factors disclosed in Item 1A of the Corporation’s Annual Report, as amended, on Form 10-K/A for the fiscal year ended January 31, 2006, except for the inclusion of a risk factor discussing the risks and uncertainties experienced by contractors.
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

Date: January 18, 2007