Form 10-Q/A
period 2006-07-31
PDG ENVIRONMENTAL INC
filed 2007-01-18
CIK 771485

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 12, 2006, there were 20,467,130 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE
During the fourth quarter of fiscal 2007, we determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006, and each of the quarters ended April 30 and July 31, 2006 to correct for errors in the financial statements related to an employee fraud at the Company’s Seattle office described in Note 1 of the notes to the Company’s condensed consolidated financial statements included herein.
The restatement decreased the previously reported net income for the year ended January 31, 2006 by $388,000, increased the net loss by $192,000 for the three-months ended July 31, 2006, increased the net loss by $421,000 for the six-months ended July 31, 2006. The restatement does not affect the Company’s audited consolidated financial statements for the year ended January 31, 2005 or any prior year.
As a result, the Company filed Form 10-K/A for the year ended January 31, 2006 on January 18, 2007 to restate the January 31, 2006 results and the Company filed Form 10-Q/A for the quarter ended on April 30, 2006 on January 18, 2007 to restate results for the quarter ended April 30, 2006.

PDG Environmental, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2006	2006
	(unaudited)
	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$947,000	$230,000
Contracts receivable	23,918,000	23,903,000
Costs and estimated earnings in excess of billings on uncompleted contracts	7,084,000	5,174,000
Inventories	625,000	596,000
Prepaid income taxes	965,000	734,000
Deferred income tax asset	482,000	470,000
Other current assets	1,128,000	131,000

Total Current Assets	35,149,000	31,238,000

Property, Plant and Equipment	10,461,000	10,137,000
Less: accumulated depreciation	(8,248,000)	(7,838,000)

	2,213,000	2,299,000

Goodwill	2,621,000	2,316,000
Deferred Income Tax Asset	736,000	216,000
Intangible and Other Assets	6,059,000	6,423,000

Total Assets	$46,778,000	$42,492,000

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$6,948,000	$6,488,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,678,000	2,044,000
Current portion of long-term debt	528,000	513,000
Accrued liabilities	6,014,000	4,494,000

Total Current Liabilities	16,168,000	13,539,000

Long-Term Debt	11,485,000	9,059,000
Series C Redeemable Convertible Preferred Stock	2,153,000	2,803,000

Total Liabilities	29,806,000	25,401,000

Stockholders’ Equity
Common stock	408,000	345,000
Common stock warrants	1,628,000	1,881,000
Additional paid-in capital	19,046,000	15,582,000
Retained earnings (deficit)	(4,072,000)	(679,000)
Less treasury stock, at cost	(38,000)	(38,000)

Total Stockholders’ Equity	16,972,000	17,091,000

Total Liabilities and Stockholders’ Equity	$46,778,000	$42,492,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended July 31,
	2006	2005
	(Restated)
Contract revenues	$22,428,000	$16,320,000
Contract costs	19,134,000	13,836,000

Gross margin	3,294,000	2,484,000

Selling, general and administrative expenses	3,324,000	1,663,000

Income (loss) from operations	(30,000)	821,000

Other income (expense):
Interest expense	(251,000)	(97,000)
Non-cash interest expense for preferred dividends and accretion of discount	(891,000)	(80,000)
Non-recurring charge for employee fraud	(251,000)	—
Interest and other income	8,000	5,000

	(1,385,000)	(172,000)

Income (loss) before income taxes	(1,415,000)	649,000

Income tax provision (benefit)	(182,000)	275,000

Net income (loss)	$(1,233,000)	$374,000

Per share of common stock:

Basic	$(0.06)	$0.03

Dilutive	$(0.06)	$0.03

Average common share equivalents outstanding	19,875,000	13,620,000

Average dilutive common share equivalents outstanding	—	1,096,000

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	19,875,000	14,716,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Six Months
	Ended July 31,
	2006	2005
	(Restated)
Contract revenues	$38,796,000	$30,271,000
Contract costs	34,356,000	25,487,000

Gross margin	4,440,000	4,784,000

Selling, general and administrative expenses	6,256,000	3,400,000

Income (loss) from operations	(1,816,000)	1,384,000

Other income (expense):
Interest expense	(470,000)	(197,000)
Non-cash interest expense for preferred dividends and accretion of discount	(1,675,000)	(80,000)
Non-recurring charge for employee fraud	(598,000)	—
Gain on sale of equity investment	—	48,000
Equity in income of equity investment	—	4,000
Interest and other income	8,000	19,000

	(2,735,000)	(206,000)

Income (loss) before income taxes	(4,551,000)	1,178,000

Income tax provision (benefit)	(1,158,000)	478,000

Net income (loss)	$(3,393,000)	$700,000

Per share of common stock:

Basic	$(0.18)	$0.05

Dilutive	$(0.18)	$0.05

Average common share equivalents outstanding	19,085,000	13,307,000

Average dilutive common share equivalents outstanding	—	1,205,000

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	19,085,000	14,512,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	For the Six Months
	Ended July 31,
	2006	2005
	(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$(3,393,000)	$700,000
Adjustments to Reconcile Net Income to Cash:
Depreciation and amortization	854,000	352,000
Deferred income taxes	(532,000)	—
Interest expense for preferred dividends and accretion of discount	1,675,000	80,000
Provision for uncollectible accounts	40,000	—
(Gain) loss on sale of equity investment and fixed assets	5,000	(48,000)
Stock based compensation	163,000	—
Equity in (income) of equity investment	—	(4,000)
Changes in Assets and Liabilities Other than Cash:
Contracts receivable	(55,000)	(3,756,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,910,000)	438,000
Inventories	(29,000)	(145,000)
Prepaid income taxes	(231,000)	(186,000)
Other current assets	160,000	413,000
Accounts payable	460,000	687,000
Billings in excess of costs and estimated earnings on uncompleted contracts	634,000	167,000
Current income tax liabilities	—	(305,000)
Accrued liabilities	749,000	(74,000)

Total Changes in Assets and Liabilities Other than Cash	(222,000)	(2,761,000)

Net Cash Used by Operating Activities	(1,410,000)	(1,681,000)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(403,000)	(564,000)
Proceeds from sale of equity investment and fixed assets	34,000	50,000
Additional investment in joint venture	—	(18,000)
Increase in other assets	(50,000)	(12,000)

Net Cash Used by Investing Activities	(419,000)	(544,000)

Cash Flows from Financing Activities:
Proceeds from private placement of common and preferred stock	—	6,443,000
Proceeds from debt	2,514,000	240,000
Proceeds from exercise of stock options and warrants	792,000	47,000
Payment of accrued earnout liability	—	(294,000)
Payment of insurance premium financing	(687,000)	(628,000)
Principal payments on debt	(73,000)	(3,766,000)

Net Cash Provided by Financing Activities	2,546,000	2,042,000

Change in Cash and Cash Equivalents	717,000	(183,000)
Cash and Cash Equivalents, Beginning of Period	230,000	333,000

Cash and Cash Equivalents, End of Period	$947,000	$150,000

Supplementary disclosure of non-cash Investing and Financing Activity:
Increase in goodwill and accrued liabilities for contingent payment liability	$301,000	$233,000

Financing of annual insurance premium	$1,157,000	$959,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JULY 31, 2006
(UNAUDITED)
NOTE 1 — EMPLOYEE FRAUD
The PDG Environmental, Inc. consolidated financial statements for the three and six months ended July 31, 2006 and 2005 herein include a restatement of the Company’s financial statements for three and six months ended July 31, 2006, and for the condensed consolidated balance sheet as of January 31, 2006 which is discussed below.
During the fourth quarter of fiscal 2007, we determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006, and each of the quarters ended April 30 and July 31, 2006 to correct for errors in the financial statements related to a fraud at the Company’s Seattle office.
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
For the three and six months ended July 31, 2006, the Company retroactively recorded a $0.25 million and $0.60 million, respectively, non-recurring charge relative to employee fraud at its Seattle office. For the three and six months ended July 31, 2006 contract revenues were reduced by $0.316 million and $0.724 million, respectively, and contract costs were reduced by $0.251 million and $0.598 million, respectively, to remove the effect of the fraudulent activity.
Additionally, certain material adjustments, which were not recorded initially in the January 31, 2006 financial statements, were determined to be significant and were recorded. The reversal of those entries resulted in an increase in contract revenues of $0.032 million and an increase in contract costs of $0.013 million in the six months ended July 31, 2006. Their reversal had no effect on the financial statements for the three months ended July 31, 2006.
The Company has filed a claim against the Company’s employee theft insurance policy. The Company expects to receive a $0.5 million insurance recovery and will record that benefit as a component of Other Income when the recovery is assured.
The financial statements, notes thereto and related disclosures contained in this Quarterly Report on this Form 10-Q/A for the three and six months ended July 31, 2006 have been restated to adjust for the items noted above. These restatements reflect an adjustment to contract receivables, inventory, prepaid income taxes and deferred tax assets, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, accrued liabilities contract revenues, contract costs, selling general and administrative expense, and the addition of a new caption denoted as non-recurring charge for employee fraud.. Adjustments were also made to reflect the tax effect of the restatement adjustments. The effect of the restatements on earnings per common share was as follows:

The effect of the restatements on earnings per common share was as follows:

	Three Months Ended	Six Months Ended
	July 31, 2006	July 31, 2006

Previously reported earnings per common share was as follows:

Basic	(0.05)	(0.16)
Diluted	(0.05)	(0.16)

The effect of the restatements on earnings per common share was as follows:

Basic	(0.01)	(0.02)
Diluted	(0.01)	(0.02)

Restated earnings per common share is as follows:

Basic	(0.06)	(0.18)
Diluted	(0.06)	(0.18)
A summary of the significant effects of the restatements is found below and on the following pages:
Income Statement effects:

	For the Three Months
	Ended July 31, 2006
	As Previously
	Reported(1)	As Restated
Consolidated Statements of Operations:

Contract revenues	$22,744,000	$22,428,000
Contract costs	16,283,000	16,032,000
Gross margin	3,359,000	3,294,000
Operating income (loss)	35,000	(30,000)
Non-recurring charge for employee fraud	—	(251,000)
Income (loss) before income taxes	(1,099,000)	(1,415,000)
Income tax provision (benefit)	(58,000)	(128,000)
Net income (loss)	(1,041,000)	(1,287,000)
Per share of common stock — Basic	$(0.05)	$(0.06)
Per share of common stock — Diluted	$(0.05)	$(0.06)

	For the Six Months
	Ended July 31, 2006
	As Previously
	Reported(1)	As Restated
Consolidated Statements of Operations:

Contract revenues	$39,488,000	$38,764,000
Contract costs	34,941,000	34,343,000
Gross margin	4,547,000	4,421,000
Operating income (loss)	(1,709,000)	(1,835,000)
Non-recurring charge for employee fraud	—	(598,000)
Income (loss) before income taxes	(3,846,000)	(4,570,000)
Income tax provision (benefit)	(874,000)	(1,110,000)
Net income (loss)	(2,972,000)	(3,460,000)
Per share of common stock — Basic	$(0.16)	$(0.18)
Per share of common stock — Diluted	$(0.16)	$(0.18)

	As of July 31, 2006
	As Previously
	Reported(1)	As Restated
Balance Sheet:

Contract Receivables	$25,210,000	$23,918,000
Inventory	662,000	625,000
Prepaid Income Taxes	689,000	965,000
Deferred Income Tax Asset	319,000	482,000
Total Current Assets	36,039,000	35,149,000
Deferred Income Tax Asset — Long Term	620,000	736,000
Total Assets	47,552,000	46,778,000
Accrued liabilities	5,979,000	6,014,000
Total Current Liabilities	16,133,000	16,168,000
Total Stockholders; Equity	17,781,000	16,972,000
Total Liabilities and Stockholders’ Equity	47,552,000	46,778,000

	As of January 31, 2006
	As Previously
	Reported(1)	As Restated
Balance Sheet:

Contract Receivables	$24,471,000	$23,903,000
Inventory	669,000	596,000
Prepaid Income Taxes	560,000	734,000
Deferred Income Tax Asset — Short Term	373,000	470,000
Total Current Assets	31,608,000	31,238,000
Total Assets	42,862,000	42,492,000
Accounts Payable	6,537,000	6,488,000
Billing in excess of costs and estimated earnings on uncompleted Contracts	2,012,000	2,044,000
Accrued Liabilities	4,459,000	4,494,000
Retained Earnings (Deficit)	(291,000)	(679,000)
Total Stockholders; Equity	17,479,000	17,091,000
Total Liabilities and Stockholders’ Equity	42,862,000	42,492,000

	As of July 31, 2006
	As Previously
	Reported(1)	As Restated
Statement of Cash Flows effects:

Net income (loss)	$(2,972,000)	$(3,393,000)
Deferred taxes	(350,000)	(532,000)
Contract receivables	(779,000)	(55,000)
Inventory	(7,000)	(29,000)
Prepaid income taxes	(129,000)	(231,000)
Accounts Payable	411,000	460,000
Billing in excess of costs and estimated earnings on uncompleted Contracts	665,000	634,000
Total Adjustments	(825,000)	(222,000)

(1)	As previously reported on Form 10-Q filed on September 14, 2006.

NOTE 2 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. (the “Corporation” or “Company”) and its wholly-owned subsidiaries.
The condensed consolidated financial statements as of and for the three and six month periods ended July 31 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report, as amended, on Form 10-K/A for the year ended January 31, 2006 and the Company’s Quarterly Report, as amended, on form 10-Q/A for the quarter ended April 30, 2006. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 3 — FEDERAL INCOME TAXES
A current federal income tax benefit of $411,000 was provided for the six-month period ended July 31, 2006. The benefit for federal income taxes reflects the effect of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal income taxes previously paid. A federal income tax provision of $376,000 was provided for the six-month period ended July 31, 2005.
State income tax (benefit) provision of $(216,000) and $102,000 were made in the current and prior year periods, respectively.
The current year benefit reflects the effect of carrying back the current year’s loss to prior fiscal year’s state income tax returns thereby generating state income tax refunds of taxes previously paid. The prior year’s provision is due to income in the prior year.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. At July 31, 2006 a deferred federal income tax benefit of $531,000 was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the current period loss to fiscal years 2005 and 2006 and the utilization of net operating loss carryforwards expiring in 2027 .
At July 31, 2006, the Corporation has approximately $0.08 million of net operating loss carryforwards for federal income tax purposes expiring in 2027 and approximately $0.64 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2027.
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
NOTE 5 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended July 31,
	2006	2005
	(Restated)
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(1,233,000)	$374,000

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(1,233,000)	$374,000

Denominator:

Denominator for basic earnings per share—weighted average shares	19,875,000	13,620,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	119,000
Employee Stock Options	—	977,000

	—	1,096,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	19,875,000	14,716,000

Basic earnings per share	$(0.06)	$0.03

Diluted earnings per share	$(0.06)	$0.03

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

	For the Six Months
	Ended July 31,
	2006	2005
	(Restated)
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(3,393,000)	$700,000

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(3,393,000)	$700,000

Denominator:

Denominator for basic earnings per share—weighted average shares	19,085,000	13,307,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	138,000
Employee Stock Options	—	1,067,000

	—	1,205,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	19,085,000	14,512,000

Basic earnings per share	$(0.18)	$0.05

Diluted earnings per share	$(0.18)	$0.05

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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and six month periods ended July 31, 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

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
NOTE 8 — ACQUISITION
On August 25, 2005, the Company, pursuant to an Asset Purchase Agreement, (the “Agreement”), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates — Commercial, Ltd., and Flagship Reconstruction Associates — Residential, Ltd. (“Flagship”), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due one-year from the closing, 236,027 shares of the Company’s restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company’s restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company’s restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants were exercised during fiscal 2006. The Agreement also includes contingent payment provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At July 31, 2006, $793,000 had been earned and accrued relative to the earn-out agreement. The owner of Flagship entered into an eighteen-month employment and non-competition agreement with the Company. The acquisition of Flagship greatly enhances the Company’s disaster response and restoration capabilities. The operations of the former Flagship operation were included in the Company’s operations subsequent to August 19, 2005.
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

NOTE 9 — GOODWILL
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
NOTE 10 — NEW ACCOUNTING PRONOUNCEMENTS
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

NOTE 11 — SUBSEQUENT EVENT
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
The Corporation continues to manage its projects to minimize risk and the negative financial impact upon the Corporation. More information on risks and the Corporation’s efforts to manage risks is available in Item 1 under the caption “Risk Factors” in the Corporation’s Annual Report, as amended, on Form 10-K/A for the year ended

January 31, 2006 and supplemented elsewhere in this report. Additionally, please refer to the Corporation’s Annual Report, as amended, on Form 10-K/A for the year ended January 31, 2006 for a discussion of the components of the significant categories in the Corporation’s consolidated Statement of Operations.
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
RESTATEMENT
During the fourth quarter of fiscal 2007, we determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006, and each of the quarters ended April 30 and July 31, 2006 to correct for errors in the financial statements related to a fraud at the Company’s Seattle office.
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
For the three and six months ended July 31, 2006, the Company retroactively recorded a $0.25 million and $0.60 million, respectively, non-recurring charge relative to employee fraud at its Seattle office. For the three and six months ended July 31, 2006 contract revenues were reduced by $0.316 million and $0.724 million, respectively, and contract costs were reduced by $0.251 million and $0.598 million, respectively, to remove the effect of the fraudulent activity.
Additionally, certain adjustments, which were not recorded initially in the January 31, 2006 financial statements, were determined to be significant and were recorded. The reversal of those entries resulted in an increase in contract revenues of $0.032 million and an increase in contract costs of $0.013 million in the six months ended July 31, 2006. Their reversal had no effect on the financial statements for the three months ended July 31, 2006.
The Company has filed a claim against the Company’s employee theft insurance policy. The Company expects to receive a $0.5 million insurance recovery and will record that benefit as a component of Other Income when the recovery is assured.

The financial statements, notes thereto and related disclosures contained in this Quarterly Report on this Form 10-Q/A for the three and six months ended July 31, 2006 have been restated to adjust for the error noted above. These restatements reflect an adjustment to contract receivables, inventory, prepaid income taxes and deferred tax assets, accounts payable, billings in excess of costs and estimated earnings on uncompleted contracts, accrued liabilities contract revenues, contract costs, selling general and administrative expense, and the addition of a new caption denoted as non-recurring charge for employee fraud.. Adjustments were also made to reflect the tax effect of the restatement adjustments. The effect of the restatements on earnings per common share was as follows:
RESULTS OF OPERATIONS
Three Months Ended July 31, 2006
During the three months ended July 31, 2006 (“Fiscal 2007”), the Corporation’s contract revenues increased by 37.4% to $22.4 million compared to $16.3 million in the three months ended July 31, 2005 (“Fiscal 2006”). The increase was due an increase in reconstruction revenues primarily due to the acquired operations of the former Flagship operation, included subsequent to its acquisition in late August 2005.
The Corporation’s gross margin increased to $3.29 million in the second quarter of fiscal 2007 compared to $2.48 million in the second quarter of fiscal 2006. Gross margin as a percentage of revenue decreased to 14.7% for the current quarter from 15.2% for the prior year quarter. Field margins, which are defined as the difference between contract revenues and direct field costs increased to 28.5% for the current quarter from 26.3% due to an increase in higher margin non-asbestos revenue. In addition to direct field costs, contract costs include certain supervisory costs that are relatively fixed in nature. Other direct costs as a percentage of revenue increased to 13.8% for the current fiscal quarter from 11.1% for the prior fiscal quarter as the current revenue base required a relatively higher level of supervisory costs compared with the prior fiscal quarter. The three new offices opened in the second half of fiscal 2006 and the stand alone Tampa restoration operation begun in February 2006 had relatively low revenues as operations were ramped up at those locations but their increasing costs contributed to the increase in the percentage of direct costs when compared to revenues.
Selling, general and administrative expenses increased to $3.32 million in the current fiscal quarter as compared to $1.66 million in the three months ended July 31, 2005. The significant increase is principally due to the inclusion of the operations of Flagship, the addition of three new offices opened during the second half of fiscal 2006 and initiation of stand-alone reconstruction operations out of our Tampa location. As a percentage of contract revenues, selling, general and administrative expense increased by 4.63% to 14.82% vs. 10.19% for the prior year fiscal quarter.
The Corporation reported a loss from operations of $0.085 million for the three months ended July 31, 2006 compared to income from operations of $0.82 million for the three months ended July 31 2005, a decrease of $0.79 million as a direct result of the factors discussed above.
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

During the quarter ended July 31, 2006, the Corporation had a $0.03 million benefit for state income taxes as a result of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of state income taxes previously paid.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. For the current quarter ended July 31, 2006 a deferred federal income tax benefit of $0.15 million was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the current period loss to fiscal years 2005 and 2006 and the utilization of net operating loss carryforwards expiring in 2027.
During the quarter ended July 31, 2005, the Corporation made a $0.22 million provision for federal income taxes and a $0.06 million provision for state income taxes.
Six Months Ended July 31, 2006
During the six months ended July 31, 2006 (“Fiscal 2007”), the Corporation’s contract revenues increased by 28.1% to $38.8 million compared to $30.3 million in the six months ended July 31, 2005 (“Fiscal 2006”). The increase was due the acquired operations of the former Flagship operation, included subsequent to its acquisition in late August 2005, offset in part by a slight decline in other revenues.
The Corporation’s gross margin decreased to $4.42 million in the first six-months of fiscal 2007 compared to $4.78 million in the first six-months of fiscal 2006. Gross margin as a percentage of revenue decreased to 11.4% for the current period from 15.8% for the prior year period. Field margins, which are defined as the difference between contract revenues and direct field costs, declined to 27.2% for the current quarter from 27.9% due to the current quarter due to increased percentage of higher margin non-asbestos revenue offset by low asbestos margins in the first quarter of the current fiscal year. In addition to direct field costs, contract costs include certain supervisory costs that are relatively fixed in nature. Other direct costs as a percentage of revenue increased to 15.7% for the current fiscal period from 12.1% for the prior fiscal period as the current revenue base required a relatively higher level of supervisory costs compared with the prior fiscal period
Selling, general and administrative expenses increased to $6.26 million in the current fiscal period as compared to $3.4 million in the prior fiscal period. The significant increase is principally due to the inclusion of the operations of Flagship, the addition of three new offices opened during the second half of fiscal 2006 and the initiation of stand-alone reconstruction operations out of our Tampa location. As a percentage of contract revenues, selling, general and administrative expense increased by 4.91% to 16.13% vs. 11.23% for the prior year fiscal period. The three new offices opened in the second half of fiscal 2006 and the stand alone Tampa restoration operation begun in February 2006 had relatively low revenues as operations were ramped up at those locations but their increasing costs contributed to the increase in the percentage of direct costs when compared to revenues.
The Corporation reported a loss from operations of $1.82 million for the current fiscal period end July 31, 2006 compared to income from operations of $1.38 million for the prior fiscal period, a decrease of $3.2 million as a direct result of the factors discussed above.
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
During the six-month period, 2006, the Corporation had a $0.41 million benefit for federal income taxes and a $0.22 million benefit for state income taxes as a result of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal and state income taxes previously paid.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. At July 31, 2006 a deferred federal income tax benefit of $0.53 million was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the current period loss to fiscal years 2005 and 2006 and the realization of the net operating loss carryforwards.
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
Cash utilized by operating activities totaled $1.41 million in the six months ended July 31, 2006. Cash outflows included, a $0.055 million increase in accounts receivables, a $1.91 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, a $0.23 million increase in prepaid income taxes, the current period loss of $3.4 million and a $0.53 million deferred income tax benefit. These cash outflows were partially offset by cash inflows including $1.675 million of preferred stock dividends and accretion of the discount on the related preferred stock which are non-cash in nature as the dividends on the preferred stock accumulate until conversion or maturity, $0.16 million of stock based compensation, a $0.04 million provision for uncollectible accounts, a $0.16 million decrease in other current assets, a $0.46 million increase in accounts payable, a $0.63 million increase in billings in excess of costs and estimated earnings on uncompleted contracts, a $0.75 million increase in accrued liabilities related to the timing of payments and $0.85 million of depreciation and amortization.
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
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended October 31, 2006 that have materially affected or are reasonably likely to materially affect these controls except as noted in the previous paragraph.

PART II— OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.
ITEM 1A. RISK FACTORS
There were no material changes from the Corporation’s risk factors disclosed in Item 1A of the Corporation’s Annual Report, as amended, on Form 10-K/A for the fiscal year ended January 31, 2006 except for the inclusion of a risk factor discussing the risks and uncertainties experienced by contractors.
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