Form 10-Q
period 2006-10-31
PDG ENVIRONMENTAL INC
filed 2007-01-18
CIK 771485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER 0-13667
PDG Environmental, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-2677298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1386 Beulah Road, Building 801 Pittsburgh, Pennsylvania (Address of principal executive offices)	15235 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of January 8, 2007, there were 20,502,130 shares of the registrant’s common stock outstanding.

PDG Environmental, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2006	2006
	(unaudited)	(Restated)
Assets

Current Assets
Cash and cash equivalents	$135,000	$230,000
Contracts receivable	23,381,000	23,903,000
Costs and estimated earnings in excess of billings on uncompleted contracts	5,546,000	5,174,000
Inventories	631,000	596,000
Prepaid income taxes	225,000	734,000
Deferred income tax asset	1,156,000	470,000
Other current assets	419,000	131,000

Total Current Assets	31,493,000	31,238,000

Property, Plant and Equipment	10,601,000	10,137,000
Less: accumulated depreciation	(8,258,000)	(7,838,000)

	2,343,000	2,299,000

Goodwill	2,770,000	2,316,000
Deferred Income Tax Asset	425,000	216,000
Intangible and Other Assets	5,876,000	6,423,000

Total Assets	$42,907,000	$42,492,000

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$7,022,000	$6,488,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,981,000	2,044,000
Current portion of long-term debt	181,000	513,000
Accrued liabilities	4,715,000	4,494,000

Total Current Liabilities	13,899,000	13,539,000

Long-Term Debt	11,570,000	9,059,000
Series C Redeemable Convertible Preferred Stock	2,347,000	2,803,000

Total Liabilities	27,816,000	25,401,000

Stockholders’ Equity
Common stock	410,000	345,000
Common stock warrants	1,628,000	1,881,000
Additional paid-in capital	19,160,000	15,582,000
Retained earnings (deficit)	(6,069,000)	(679,000)
Less treasury stock, at cost	(38,000)	(38,000)

Total Stockholders’ Equity	15,091,000	17,091,000

Total Liabilities and Stockholders’ Equity	$42,907,000	$42,492,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended October 31,
	2006	2005
Contract revenues	$19,783,000	$26,186,000
Contract costs	17,772,000	22,071,000

Gross margin	2,011,000	4,115,000

Selling, general and administrative expenses	2,932,000	2,436,000
(Gain) loss on Sale of Fixed Assets	12,000	(10,000)

Income (loss) from operations	(933,000)	1,689,000

Other income (expense):
Interest expense	(246,000)	(114,000)
Non-cash interest expense for preferred dividends and accretion of discount	(195,000)	(242,000)
Non-recurring charge for employee fraud	(150,000)	—
Non-cash impairment charge for goodwill	(111,000)	—
Interest and other income	3,000	3,000

	(699,000)	(353,000)

Income (loss) before income taxes	(1,632,000)	1,336,000

Income tax provision	365,000	331,000

Net income (loss)	$(1,997,000)	$1,005,000

Per share of common stock:

Basic	$(0.10)	$0.07

Dilutive	$(0.10)	$0.05

Average common share equivalents outstanding	20,445,000	15,100,000

Average dilutive common share equivalents outstanding	—	8,836,000

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	20,445,000	23,936,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Nine Months
	Ended October 31,
	2006	2005
Contract revenues	$58,579,000	$56,457,000
Contract costs	52,128,000	47,558,000

Gross margin	6,451,000	8,899,000

Selling, general and administrative expenses	9,188,000	5,837,000
(Gain) Loss on Sale of Fixed Assets	17,000	(10,000)

Income (loss) from operations	(2,754,000)	3,072,000

Other income (expense):
Interest expense	(716,000)	(310,000)
Non-cash interest expense for preferred dividends and accretion of discount	(1,870,000)	(322,000)
Gain on sale of equity investment	—	48,000
Equity in income of equity investment	—	4,000
Non-recurring charge for employee fraud	(748,000)	—
Non-cash impairment charge for goodwill	(111,000)	—
Interest and other income	16,000	22,000

	(3,429,000)	(558,000)

Income (loss) before income taxes	(6,183,000)	2,514,000

Income tax provision (benefit)	(793,000)	809,000

Net income (loss)	$(5,390,000)	$1,705,000

Per share of common stock:

Basic	$(0.28)	$0.12

Dilutive	$(0.28)	$0.10

Average common share equivalents outstanding	19,543,000	13,911,000

Average dilutive common share equivalents outstanding	—	5,734,000

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	19,543,000	19,645,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended October 31,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(5,390,000)	$1,705,000
Adjustments to Reconcile Net Income to Cash:
Depreciation and amortization	1,284,000	666,000
Deferred income taxes	(895,000)	—
Interest expense for preferred dividends and accretion of discount	1,870,000	322,000
Provision for uncollectible accounts	140,000	—
Impairment charge for goodwill	111,000	—
(Gain) loss on sale of equity investment and fixed assets	17,000	(58,000)
Stock based compensation	209,000	—
Equity in (income) of equity investment	—	(4,000)
Changes in Assets and Liabilities Other than Cash:
Contracts receivable	382,000	(6,606,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(372,000)	(3,102,000)
Inventories	(35,000)	(204,000)
Prepaid income taxes	509,000	(45,000)
Other current assets	869,000	633,000
Accounts payable	534,000	3,123,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(63,000)	11,000
Current income tax liabilities	—	(305,000)
Accrued liabilities	(458,000)	1,840,000

Total Changes in Assets and Liabilities Other than Cash	1,366,000	(4,655,000)

Net Cash Used by Operating Activities	(1,288,000)	(2,024,000)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(775,000)	(1,004,000)
Proceeds from sale of equity investment and fixed assets	24,000	60,000
Additional investment in joint venture	—	(18,000)
Acquisition of businesses	—	(5,339,000)
Increase in other assets	(57,000)	(62,000)

Net Cash Used by Investing Activities	(808,000)	(6,363,000)

Cash Flows from Financing Activities:
Proceeds from private placement of common and preferred stock	—	7,160,000
Proceeds from debt	2,664,000	2,373,000
Proceeds from exercise of stock options and warrants	861,000	272,000
Payment of accrued earnout liability	—	(294,000)
Payment of insurance premium financing	(1,039,000)	(959,000)
Principal payments on debt	(485,000)	(215,000)

Net Cash Provided by Financing Activities	2,001,000	8,337,000

Change in Cash and Cash Equivalents	(95,000)	(50,000)
Cash and Cash Equivalents, Beginning of Period	230,000	333,000

Cash and Cash Equivalents, End of Period	$135,000	$283,000

Supplementary disclosure of non-cash Investing and Financing Activity:
Increase in goodwill and accrued liabilities for contingent payment	$561,000	$387,000

Financing of annual insurance premium	$1,157,000	$959,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED OCTOBER 31, 2006
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. (the “Corporation” or “Company”) and its wholly-owned subsidiaries.
The condensed consolidated financial statements as of and for the three and nine-month periods ended October 31 2006 and 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report, as amended on Form 10-K/A for the year ended January 31, 2006 and the Company’s Quarterly Reports as amended on Form 10-Q/A for the quarters ended April 30, 2006 and July 31, 2006. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 2 — FEDERAL INCOME TAXES
A current federal income tax expense of $95,000 was provided for the nine-month period ended October 31, 2006. A federal income tax provision of $581,000 was provided for the nine-month period ended October 31, 2005.
State income tax provision of $8,000 and $228,000 were made in the current and prior year periods, respectively. The prior year’s provision is due to income in the prior year.
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
At October 31, 2006 it was determined that the recognition of deferred income tax assets for all of the net operating loss carryforwards for both federal and state purposes and the federal Research & Development Tax Credit would not be appropriate. Therefore, at October 31, 2006 a $1.0 million valuation allowance against deferred income tax assets was provided.
The deferred benefit of $0.89 million for federal and state income taxes reflects the effect of carrying back the current year’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal income taxes previously paid and the realization of a portion of the net operating loss carryforwards for both federal and state purposes and the federal Research & Development Tax Credit.
At October 31, 2006, the Corporation has approximately $1.82 million of net operating loss carryforwards for federal income tax purposes expiring in 2027 and approximately $0.63 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2027.
Income taxes paid by the Corporation for the nine months ended October 31, 2006 and 2005 totaled approximately $11,000 and $1,165,000, respectively. Also, during the nine months ended October 31, 2006, the Corporation received a $400,000 refund of federal income tax payments made in the prior fiscal year.
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
On December 22, 2005 Sky Bank increased the amount available under the base line of credit from $11 million to $13 million via a temporary increase in the line of credit. The temporary increase expired on June 6, 2006 and reverted to $11 million of availability.
On May 10, 2006 Sky Bank approved an increase to the line of credit to $15 million and extended the maturity date to June 6, 2008. Additionally, the interest rate on the line of credit was lowered to prime.
The majority of the Corporation’s property and equipment are pledged as security for the above obligations.
On October 31, 2006, the balance on the line of credit was $10,800,000 with an unused availability, based upon the asset based lending formula, of $2,671,000.
The Corporation paid interest costs totaling approximately $687,000 and $288,000 during the nine months ended October 31, 2006 and 2005, respectively.
NOTE 4 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended October 31,
	2006	2005
Numerator:
Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(1,997,000)	$1,005,000

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	242,000

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(1,997,000)	$1,247,000

Denominator:

Denominator for basic earnings per share—weighted average shares	20,445,000	15,100,000

Effect of dilutive securities:
Convertible Preferred Stock and related accrued dividends	—	5,610,000
Warrants	—	2,117,000
Employee Stock Options	—	1,109,000

	—	8,836,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,445,000	23,936,000

Basic earnings per share	$(0.10)	$0.07

Diluted earnings per share	$(0.10)	$0.05

At October 31, 2006 and 2005; 2,657,000 and 40,000 options, and 5,689,000 and 3,500,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of dilutive earnings per share as of October 31, 2006 as their inclusion was antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was included in the calculation of dilutive earnings per share as of October 31, 2005 as their inclusion was dilutive.

	For the Nine Months
	Ended October 31,
	2006	2005
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(5,390,000)	$1,705,000

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	322,000

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(5,390,000)	$2,027,000

Denominator:

Denominator for basic earnings per share—weighted average shares	19,543,000	13,911,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	3,814,000
Warrants	—	936,000
Employee Stock Options	—	984,000

	—	5,734,000

Denominator for diluted share—adjusted weighted-average shares and assumed conversions	19,543,000	19,645,000

Basic earnings per share	$(0.28)	$0.12

Diluted earnings per share	$(0.28)	$0.10

At October 31, 2006 and 2005; 2,657,000 and 290,000 options, and 5,689,000 and 2,000,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of dilutive earnings per share as of October 31, 2006 as their inclusion was antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was included in the calculation of dilutive earnings per share as of October 31, 2005 as their inclusion was dilutive.

NOTE 5 – STOCK OPTIONS
On February 1, 2006, the Corporation changed its accounting method for its stock-based compensation plans and adopted the recognition and measurement principles of FASB Statement No. 123R, “Accounting for Stock-Based Compensation”. In adopting FASB 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to the current fiscal year, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the three and nine month periods ended October 31, 2006, the Company recognized $34,000 and $148,000 of stock-based employee compensation cost. During the prior three and nine month periods ended October 31, 2005 no compensation expense was recognized as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The effect on the current fiscal quarter and the pro forma disclosure of the effect on the prior fiscal quarter may not be representative of the effects on reported net income in future years.
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation for the three and nine month periods ended October 31, 2005. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

	For Three Months	For the Nine Months
	Ended October 31,	Ended October 31,
	2005	2005
Net income, as reported	$1,005,000	$1,705,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects of a $43,000 and $322,000 benefit, respectively	(52,000)	(389,000)

Pro forma net income	$953,000	$1,316,000

Earnings per share:

Basic-as reported	$0.07	$0.12

Basic-pro forma	$0.06	$0.09

Diluted-as reported	$0.05	$0.10

Diluted-pro forma	$0.05	$0.08
At October 31, 2006, the Corporation had 498,450 stock options subject to time vesting. The average volatility of the expected market price of the Corporation’s common stock is 0.63, the weighted average dividend yield is 0%, the weighted average expected life of the options is 10 years and the weighted average forfeiture rate is 3%.
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
During the three months ended October 31, 2005, 40,000 stock options were issued to the non-employee directors of the Company and 470,000 stock options were issued to former employees of Flagship when they became employees of the Company. The weighted average fair value of the stock option granted during the three months ended October 31, 2005 was $0.75 per share.
During the six months ended July 31, 2006 and 2005, 311,000 and 532,000 shares, respectively, of the Corporation’s common stock were issued due to the exercise of stock options.

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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three and nine month periods ended October 31, 2006 the accretion of the aforementioned discount was $95,000 and $303,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three and nine-month periods ended October 31, 2006 the accrued dividend was $76,000 and $268,000, respectively. At October 31, 2006 dividends of $386,000 are accrued. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $24,000 and $85,000 for the three and nine months ended October 31, 2006.

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
During the nine-months ended October 31, 2006, seven holders converted 2,202.5 shares of Series C Preferred Stock and received 2,325,631 shares of Common Stock. The conversion resulted in 123,131 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion resulted in a charge against income in the three and nine-month periods ending October 31, 2006 of approximately $0 and $1,214,000, respectively, for the related unamortized discount relative to the converted shares.
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
NOTE 7 – ACQUISITION
On August 25, 2005, the Company, pursuant to an Asset Purchase Agreement, (the “Agreement”), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates – Commercial, Ltd., and Flagship Reconstruction Associates – Residential, Ltd. (“Flagship”), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due one-year from the closing, 236,027 shares of the Company’s restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company’s restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company’s restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants were exercised during fiscal 2006. The Agreement also includes contingent payment provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At October 31, 2006, $1,053,000 had been earned and accrued relative to the earn-out agreement. The owner of Flagship entered into an eighteen-month employment and non-competition agreement with the Company. The acquisition of Flagship greatly enhances the Company’s disaster response and restoration capabilities. The operations of the former Flagship operation were included in the Company’s operations subsequent to August 19, 2005.

An independent valuation was performed in fiscal 2006. The valuation resulted in the allocation of the purchase price as follows:

	Allocated Value	Amortization Period
Fixed assets	$50,000	3 to 7 years
Covenant-not-to-compete	78,000	4 1/2 years
Customer relationships	5,766,000	10 years
Subcontractor relationships	530,000	5 years
Goodwill	160,000	N/A
For the three and nine month periods ended October 31, 2006, amortization expense of the aforemented intangibles was $525,000 and $175,000, respectively.
The following unaudited pro forma condensed results of operations assume that the acquisition was consummated on February 1, 2005:

	Three months ended	Nine months ended
	October 31, 2005	October 31, 2005
Sales	$30,033,000	$73,770,000

Net Income	$1,299,000	$2,852,000

Net income per common shares:
Basic	$0.09	$0.19

Dilutive	$0.06	$0.15

Weighted average shares outstanding:
Basic	15,218,000	15,020,000

Dilutive	24,172,000	22,605,000

NOTE 8 – GOODWILL
At October 31, 2006 and January 31, 2006, the Corporation’s goodwill was $2,770,000 and $2,316,000, respectively. The increase in goodwill during the current fiscal period was due to contingent earnout obligation related to the acquisition of Flagship in fiscal 2006. During the quarter ended October 31, 2006, the Company determined that the goodwill related to its Northwestern operation was impaired due to the issues raised relative to the employee fraud discussed in Note 9, the Company’s intention to close the Seattle operation and the operating issues that the Company’s Northwest operations continue to experience. Therefore, a non-cash provision of $111,000 was made to reduce the goodwill related to that operation to zero.
SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. The Corporation has elected to perform its annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the year. Although no indicators of impairment have been identified during fiscal 2005, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
NOTE 9 – EMPLOYEE FRAUD
For the nine months ended October 31, 2006, the Company recorded a $0.75 million non-recurring charge relative to employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees. The Company took immediate action including retaining legal counsel, fraud investigators, and forensic accountants to assist in determining the actual amount of the loss, appropriate legal action, and pursuit of insurance payments and other means of recovery for such losses. The Company was able to discover this incident through its internal control procedures, which alerted the Company to the issues, and the Company is confident that the fraudulent activities, while serious, are isolated.
As a result of the investigation, previously filed Quarterly Reports on Form 10-Q for the quarters ended April 30, 2006 and July 31, 2006 were amended and restated to correct an error caused by employee fraud, which increased the net loss by $421,000 for the six-months ended July 31, 2006. Additionally the previously filed Annual Report on Form 10-K for the year ended January 31, 2006 was restated and the previously report net income was reduced by $388,000. The Forms 10-K/A and 10-Q/A were filed as amendments on January 18, 2007.
The Company has filed a claim against the Company’s employee theft insurance policy. The Company expects to receive a $0.5 million insurance recovery and will record that benefit as a component of Other Income when the recovery is assured.
The Company has evaluated the impact of the employee fraud on its internal control over financial reporting and undertaken corrective measures (see “Item 4 – Controls and Procedures” below).
NOTE 10 – NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109, ” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective as of the beginning of the Company’s 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 is not expected to have a material effect on the Company’s results of operations, cash flows, or financial condition.
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of its financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for the Company’s fiscal year beginning February 1, 2008. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s results of operations, cash flows, or financial condition.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans- an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers Accounting for Pensions,” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 are effective for the Company’s fiscal year ending January 31, 2007. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 will not have a material effect on the Company’s results of operations, cash flows, or financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Company’s fiscal year ending January 31, 2007. The adoption of SAB 108 did not have a material effect on the Company’s results of operations, cash flows, or financial condition.
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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation’s or Corporation management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation’s current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. There can be no assurance that future developments and actual actions or results affecting the Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation’s performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in the Corporation’s Annual Report, as amended on Form 10-K/A for the year ended January 31, 2006 filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
OVERVIEW
We provide environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the current fiscal period, revenues from disaster response, loss mitigation and reconstruction were 47% of total revenues vs. 53% of revenues from abatement of asbestos. The Company has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.
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
The Corporation continues to manage its projects to minimize risk and the negative financial impact upon the Corporation. More information on risks and the Corporation’s efforts to manage risks is available in Item 1 under the caption “Risk Factors” in the Corporation’s Annual Report, as amended on Form 10-K/A for the year ended

January 31, 2006 and supplemented elsewhere in this report. Additionally, please refer to the Corporation’s Annual Report, as amended, on Form 10-K/A for the year ended January 31, 2006 for a discussion of the components of the significant categories in the Corporation’s consolidated Statement of Operations.
CRITICAL ACCOUNTING POLICIES
In general, there have been no significant changes in the Corporation’s critical accounting policies since January 31, 2006, except as noted in the following paragraph. For a detailed discussion of these policies, please see Item 7 of the Corporation’s Annual Report, as amended, on Form 10-K/A for the year ended January 31, 2006.
On February 1, 2006, the Corporation changed its accounting method for its stock-based compensation plans and adopted the recognition and measurement principles of FASB Statement No. 123R, “Accounting for Stock-Based Compensation”. In adopting FASB 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to the current fiscal year, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the current fiscal three and nine months periods ended October 31, 2006, the Company recognized $34,000 and $148,000, respectively, of stock-based employee compensation cost. The effect on the current fiscal three and nine month periods may not be representative of the effects on reported net income in future quarters or years.
RESULTS OF OPERATIONS
Three Months Ended October 31, 2006
During the three months ended October 31, 2006 (“Fiscal 2007”), the Corporation’s contract revenues decreased by 24.5% to $19.8 million compared to $26.2 million in the three months ended October 31, 2005 (“Fiscal 2006”). The decrease was primarily due to the absence of significant hurricane response revenue in the current fiscal quarter as compared to the prior fiscal quarter.
The Corporation’s gross margin decreased to $2.01 million in the third quarter of fiscal 2007 as compared to $4.11 million in the third quarter of fiscal 2006. Gross margin as a percentage of revenue decreased to 10.2% for the current quarter from 15.7% for the prior year quarter. Field margins, which are defined as the difference between contract revenues and direct field costs increased to 25.2% for the current quarter from 24.8% due to an unusually low field margin for asbestos abatement jobs in the prior year fiscal quarter partially offset by the lack of higher margin hurricane response revenue in the current fiscal quarter. Additionally, the current fiscal quarter included a $0.47 million decrease in revenue and margin for a change in the estimated recovery from a contract claim in our Seattle office. In addition to direct field costs, contract costs include certain supervisory costs that are relatively fixed in nature. Other direct costs as a percentage of revenue increased to 15.1% for the current fiscal quarter from 9.1% for the prior fiscal quarter as a result of a lower revenue base and the other direct costs associated with the Tampa restoration operation started in February 2006.
Selling, general and administrative expenses increased to $2.95 million in the current fiscal quarter as compared to $2.44 million in the three months ended October 31, 2005. The increase is principally due to the inclusion of the operations of Flagship for an entire three-month period during the current fiscal quarter as opposed to two month during the prior fiscal quarter, the provision of $0.1 million to the bad debt expense, and initiation of stand-alone reconstruction operations out of our Tampa location in February 2006. As a percentage of contract revenues, selling, general and administrative expense increased by 5.62% to 14.92% vs. 9.30% for the prior year fiscal quarter as a result of the above and a lower revenue base.
The Corporation reported a loss from operations of $0.93 million for the three months ended October 31, 2006 compared to income from operations of $1.69 million for the three months ended October 31 2005, a decrease of $2.62 million as a direct result of the factors discussed above.
Interest expense increased to $0.25 million in the current quarter as compared to $0.11 million in the same quarter of a year ago as a result of an increase in the prime rate of interest to which a majority of the Corporation’s borrowings are tied, increased borrowings to fund operations and very low interest costs for July and August 2005 as the proceeds of the private placement had been utilized to reduce the borrowings on the line of credit prior to the purchase of the Flagship operation.

Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal period had a $195,000 expense, which included, the actual dividend of $76,000 and the accretion of the discount associated with the preferred stock of $119,000. The prior fiscal period had a $242,000 expense, which included the actual dividend of $110,000 and $132,000 for the accretion of the discount. There were no conversions in either the current and the prior fiscal period.
For the three months ended October 31, 2006, the Company recorded a $0.15 million non-recurring charge relative to employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees.
During the quarter ended October 31, 2006, the Company determined that the goodwill related to its Northwestern operation was impaired due to the issues raised relative to the aforementioned suspected employee fraud, the Company’s intention to close the Seattle operation and the operating issues that the Company’s Northwest operations continue to experience.. Therefore, a non-cash provision of $111,000 was made to reduce the goodwill related to that operation to zero.
During the quarter ended October 31, 2006, the Corporation recorded a $0.51 million current federal income provision, a $0.22 million state income tax provision and $0.36 million deferred tax benefit. At October 31, 2006 the Corporation provided a $1.0 million valuation reserve to reduce the deferred income tax assets generated by the net operating loss carryforwards for both federal and state purposes and the federal Research & Development Tax Credit to an appropriate level.
At October 31, 2006, the Corporation has approximately $1.82 million of net operating loss carryforwards for federal income tax purposes expiring in 2027 and approximately $0.63 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2027.
During the quarter ended October 31, 2005, the Corporation made a $0.21 million provision for federal income taxes and a $0.13 million provision for state income taxes.
Nine Months Ended October 31, 2006
During the nine months ended October 31, 2006 (“Fiscal 2007”), the Corporation’s contract revenues increased by 3.8% to $58.6 million compared to $56.5 million in the nine months ended October 31, 2005 (“Fiscal 2006”). The increase was due the acquired operations of the former Flagship operation, included subsequent to its acquisition in late August 2005, offset in part by a decline in asbestos revenues and the absence of significant hurricane response revenue in the current period.
The Corporation’s gross margin decreased to $6.5 million in the first nine-months of fiscal 2007 compared to $9.0 million in the first nine-months of fiscal 2006. Gross margin as a percentage of revenue decreased to 11.0% for the current period from 15.8% for the prior year period. Field margins, which are defined as the difference between contract revenues and direct field costs, increased to 26.5% in the current period vs. 26.4% in the prior fiscal period due to an increased percentage of higher margin non-asbestos revenue in the current period offset in part by a lack of higher margin hurricane response revenue. Additionally, the current fiscal quarter included a $0.47 million decrease in revenue and margin for a change in the estimated recovery from a contract claim. In addition to direct field costs, contract costs include certain supervisory costs that are relatively fixed in nature. Other direct costs increased to $9.1 million from $6.0 million reflecting the inclusion of nine months of the former Flagship operations in the current fiscal period vs. two months in the prior fiscal period, three new offices opened in the current year and the new Tampa restoration operation.

Selling, general and administrative expenses increased to $9.2 million in the current fiscal period as compared to $5.8 million in the prior fiscal period. The significant increase is principally due to the inclusion of the operations of Flagship, the provision of $0.14 million to bad debt expense, the addition of three new offices opened during the second half of fiscal 2006 and the initiation of stand-alone reconstruction operations out of our Tampa location. As a percentage of contract revenues, selling, general and administrative expense increased by 5.40% to 15.74% vs. 10.34% for the prior year fiscal period. The three new offices opened in the second half of fiscal 2006 and the stand alone Tampa restoration operation begun in February 2006 had relatively low revenues as operations were ramped up at those locations but their increasing costs contributed to the increase in the percentage of direct costs when compared to revenues.
The Corporation reported a loss from operations of $2.75 million for the current fiscal period end October 31, 2006 compared to income from operations of $3.07 million for the prior fiscal period, a decrease of $5.8 million as a direct result of the factors discussed above.
Interest expense increased to $0.72 million in the current period as compared to $0.32 million in the same fiscal period of a year ago as a result of an increase in the prime rate of interest to which a majority of the Corporation’s borrowings are tied, increased borrowings to support a significantly higher level of operations and very low interest costs for July 2005 as the proceeds of the private placement had been utilized to reduce the borrowings on the line of credit prior to the purchase of the Flagship operation.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal period had a $1,870,000 expense, which included, the actual dividend of $268,000 and the accretion of the discount associated with the preferred stock of $1,602,000. The accretion of the discount included a $1,214,000 charge due to the conversion of 2,203 shares of preferred stock into 2,203,000 shares of our common stock. The remaining unamortized discount is required to be expensed at the time of conversion. The prior fiscal period had a $322,000 expense, which included the actual dividend of $147,000 and $175,000 for the accretion of the discount. There were no conversions in the prior fiscal period.
For the nine months ended October 31, 2006, the Company recorded a $0.75 million non-recurring charge relative to employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees.
During the nine-months ended October 31, 2006, the Company determined that the goodwill related to its Northwestern operation was impaired. Therefore, a non-cash provision of $111,000 was made to reduce the goodwill related to that operation to zero.
During the nine-month period, 2006, the Corporation had a $0.095 million provision for current federal income taxes and a $0.007 million provision for current state income.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. The deferred benefit for federal income taxes reflects the effect of carrying back the current year’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal income taxes previously paid and the realization of a portion of a portion of the net operating loss carryforwards for both federal and state purposes and the federal Research & Development Tax Credit. At October 31, 2006 the Corporation provided a $1.0 million valuation reserve to reduce the deferred income tax assets generated by the net operating loss carryforwards for both federal and state purposes and the federal Research & Development Tax Credit to an appropriate level.
For the nine months October 31, 2006, the Corporation had a deferred income tax benefit of $0.89 million as a result of carrying back of the current period’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal and state income taxes previously paid.

At October 31, 2006, the Corporation has approximately $1.82 million of net operating loss carryforwards for federal income tax purposes expiring in 2027 and approximately $0.63 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2027.
During the nine-month period ended October 31, 2005, the Corporation made a $0.58 million provision for federal income taxes and a $0.23 million for state income taxes.
FINANCIAL CONDITION
Liquidity and Capital Resources
During the nine months ended October 31, 2006, the Corporation’s cash decreased by $0.095 million to $0.135 million.
The decrease in cash and short-term investments during the first nine months of fiscal 2007 is attributable to outflows from operations of $1.29 million and cash outflows of $0.81 million associated with investing activities. These cash outflows were partially offset by cash inflows of $2.0 million from financing activities.
Cash utilized by operating activities totaled $1.29 million in the nine months ended October 31, 2006. Cash outflows included, a $0.37 million increase in costs and estimated earnings in excess of billings on uncompleted contracts, the current period loss of $5.39 million, a $0.9 million deferred income tax benefit and a $0.46 million decrease in accrued liabilities related to the timing of payments. These cash outflows were partially offset by cash inflows including $1.87 million of preferred stock dividends and accretion of the discount on the related preferred stock which are non-cash in nature as the dividends on the preferred stock accumulate until conversion or maturity, $0.21 million of stock based compensation, a $0.14 million provision for uncollectible accounts, a $0.11 million non-cash impairment charge for goodwill, a $0.38 million decrease in accounts receivables, a $0.51 million decrease in prepaid income taxes, a $0.87 million decrease in other current assets, a $0.53 million increase in accounts payable, and $1.28 million of depreciation and amortization.
Investing activities cash outflows included $0.77 million for the purchase of property, plant and equipment and a $0.06 million increase in other assets.
Financing activities cash inflows consisted of $2.40 million net borrowing on the line of credit, $0.26 million of borrowing from new term loans and $0.86 million from the exercise of employee stock options and stock warrants. These cash inflows were partially offset by $1.52 million for the repayment of debt and insurance premium financing.
At October 31, 2006, the Corporation’s backlog totaled $40.3 million ($25.6 million on fixed fee contracts and $14.7 million on time and materials or unit price contracts).
At October 31, 2006, the Corporation had approximately $2.74 million of costs and estimated earnings in excess of billings on uncompleted contracts and approximately $0.50 million of accounts receivable that represented contract claims. The Corporation is pursuing claims of approximately $4.0 million relative to the aforementioned contracts.
During the nine months ended October 31, 2005, the Corporation’s cash decreased by $0.05 million to $0.28 million.
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
Investing activities cash outflows included $5.34 million for the acquisition of the Flagship operation in August 2005, $1.0 million for the purchase of property, plant and equipment, a $0.06 million increase in other assets and the $0.02 million of capital contributions in the IAQ joint venture prior to the sale of its interest by the Company. These cash outflows were partially offset by $0.06 million of proceeds from the sale of the Company’s equity investment in the IAQ joint venture.
Financing activities cash inflows consisted of $7.16 million from the private placement of the Company’s common and convertible preferred stock in July 2005 and the subsequent exercise of the over-allotment option provided to preferred shareholders (which was net of $0.72 million of costs associated with the private placement and the exercise of the over-allotment option), $2.05 million net borrowing on the line of credit, $0.32 million of proceeds from a $0.4 million equipment line provided by the Company’s bank and $0.27 million from the exercise of employee stock options. These cash inflows were partially offset by $1.17 million for the repayment of debt and insurance premium financing and $0.29 million of earnout payments related to the acquisition of businesses acquired in prior years.
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
ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The only market risk, as defined, that the Company is exposed to is interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in an $111,000 change in annual borrowing costs based upon the balance outstanding at October 31, 2006.

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
Date: January 16, 2007