Form 10-K
period 2007-01-31
PDG ENVIRONMENTAL INC
filed 2007-05-16
CIK 771485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

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
Common Stock, $0.02 par value
(Title of Class)
Indicated by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicated by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant was $18,041,928 as of May 11, 2007, computed on the basis of the average of the bid and asked prices on such date.
As of May 11, 2007 there were 20,502,191 shares of the registrant’s Common Stock outstanding.
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicated by check mark whether the registrant is a shell Corporation (as defined by Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

PART I
ITEM 1. Business
Overview
PDG Environmental, Inc., the registrant, (“we” or the “Corporation”) is a holding Corporation which, through our wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, emergency response, loss mitigation and reconstruction, demolition and related services throughout the United States. We were incorporated in Delaware on February 9, 1987.
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
Asbestos, which is a fibrous mineral found in rock formation throughout the world, was used extensively in a wide variety of construction-related products as a fire retardant and insulating material in residential, commercial and industrial properties. During the period from approximately 1910 to 1973, asbestos was commonly used as a construction material in structural steel fireproofing, as thermal insulation on pipes and mechanical equipment and as an acoustical insulation material. Asbestos was also used as a component in a variety of building materials (such as plaster, drywall, mortar and building block) and in caulking, tile adhesives, paint, roofing felts, floor tile and other surfacing materials. Most structures built before 1973 contain asbestos containing materials (“ACM”) in some form and surveys conducted by the U.S. federal government have estimated that 31,000 schools and 733,000 public and commercial buildings contain friable ACM. In addition, many more industrial facilities are known to contain other forms of asbestos.
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
Reconstruction
The reconstruction and restoration industry responds to natural and man-made disasters including fires, floods, hurricanes, tornadoes, and sudden water intrusions events. Services are usually provided after the impact of the event has been assessed by the property owner and their insurance company. While we previously provided a limited amount of reconstruction services, the acquisition of Flagship Services Group, Inc. (“Flagship”) in August 2005 provided entree to this market on a nationwide basis. Flagship previously provided reconstruction services to commercial and residential clients throughout the United States.
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
Late in 2004, we licensed the Therma-Pure heat process, which gives us another technology that is a safe and chemical-free method to remediate mold, viruses and bacterial hazards. Homebuilders, the hospitality industry and schools have been purchasing this service to either alleviate current hazards and as a method of minimizing future hazards.
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
Demolition
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
Our operations are nationwide. The majority of our national marketing efforts are performed by members of senior management located in the headquarters facility in Pittsburgh, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in Paramus, New Jersey (serving the New York City metropolitan area); Hazleton and Export, Pennsylvania; Fort Lauderdale, and Tampa, Florida; Dallas, Texas; New Orleans, Louisiana; Los Angeles, California; Las Vegas, Nevada; Portland, Oregon; and Rock Hill, South Carolina. Since our subsidiaries are able to perform work throughout the year, the business is not considered seasonal in nature. However, our revenue is affected by the timing and performance of large contracts. During fiscal 2007, the offices in Houston, Texas and Seattle, Washington were closed and the projects are now being performed by other offices.
Business Strategy
To the extent that we are able to identify appropriate candidates consistent with our business objectives, we intend to acquire additional reconstruction and restoration companies that service metropolitan population centers or regions with high population densities. While the former Flagship operation that we acquired in August 2005 has a nationwide footprint, we will continue to pursue attractive reconstruction and restoration companies that we believe will give us entrée to customers and / or markets where we believe we do not have adequate exposure. We believe that we would be able to derive additional operational and marketing efficiencies from such acquisitions due to the presence of our existing management structure, employee base and customer contacts.
Suppliers and Customers
We purchase the equipment and supplies used in our business from a number of suppliers. One of these suppliers accounted for 34% of our purchases in fiscal 2007. The items are purchased from the vendor’s available stock and are not covered by a formalized agreement.
In fiscal 2007, we estimate that approximately 57% of our operating subsidiaries’ revenues were derived from private sector clients, 35% from government contracts and 8% from public institutions. In fiscal 2006, we estimate that approximately 65% of our operating subsidiaries’ revenues were derived from private sector clients, 18% from government contracts and 17% from public institutions. Due to the nature of our business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For fiscal year 2007 only one customer, URS Corporation, accounted for 13% of our consolidated revenues. For the fiscal year 2006, no one customer accounted for more than 10% of our consolidated revenues.

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
In line with industry practice, we are often required to provide payment and performance bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we may not be able to pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Depending upon future economic conditions and volatility in the insurance market, bonds may be more difficult to obtain in the future or they may be available at significant additional cost.
Competitive Conditions
Conditions in the specialty contractor industry is highly competitive. The industry is fragmented and includes both small firms and large diversified firms, which have the financial, technical and marketing capabilities to compete on a national level. The industry is not dominated by any one firm. We principally compete on the basis of competitive pricing, a reputation for quality and safety, and the ability to obtain the appropriate level of insurance and bonding.
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
Backlog
We had a backlog of orders totaling approximately $52.7 million and $38.5 million at January 31, 2007 and January 31, 2006 respectively. At January 31, 2007, our backlog consisted of $34.8 million of booked orders and an additional $17.8 million of orders in final negotiation stage or open ended purchase orders which will likely become booked orders in the first quarter of fiscal 2008. At January 31, 2006 our backlog consisted of $20.0 million of booked orders and an additional $18.5 million of orders in final negotiation stages or open ended purchase orders which became booked orders in the first quarter of fiscal 2007. Of the total amount booked and in final negotiation stage at January 31, 2007, $43.9 million consisted of uncompleted work on fixed price contracts and an estimated $8.8 million of work to be completed on time and materials or unit price contracts. Of the total amount booked and in final negotiation stage at January 31, 2006, $18.4 million consisted of uncompleted work on fixed price contracts and an estimated $20.1 million of work to be completed on time and materials or unit price contracts. From time to time we enter into fixed-price subcontracts, which tend to reduce our risk on fixed-price contracts.
The backlog represents the portion of contracts, which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a compensating amount of revenue will be recognized. We are currently working on nearly all of the contracts in our January 31, 2007 backlog and anticipate that approximately 84% of this backlog will be completed and realized as revenue by January 31, 2008 in accordance with the terms of the applicable contracts between us and the owners of these properties. The remaining 16% is expected to be completed and realized as revenue subsequent to January 31, 2008. Approximately 81% of the backlog existing at January 31, 2006 was completed and recognized as revenue by January 31, 2007 and we expect that 16% of such backlog will be completed and realized as revenue during the year ending January 31, 2008 and 3% thereafter.
Employees
As of January 31, 2007, we employed approximately 123 senior managers and support staff in our headquarters in Pittsburgh and branch offices located in Paramus, NJ; Hazleton, PA; Export, PA; Fort Lauderdale, FL; Tampa, FL; Los Angeles, CA; New Orleans, LA; Dallas, TX; Las Vegas, NV; Portland, OR and Rock Hill, SC. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. We also employ laborers for field operations based upon specific projects; therefore, the precise number of our employees at any one time varies based upon the projects in progress. Approximately 400-550 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force. The majority of the services provided relative to disaster reconstruction are provided by subcontractors.
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
ITEM 1A. Risk Factors
In addition to the other information included in this Annual Report on Form 10-K, any of the following risks could materially adversely affect our business, operating results and financial condition:
A significant portion of our revenue in fiscal 2006 and 2007 was derived from disaster response, loss mitigation and reconstruction work arising from damage caused by hurricanes that hit the United States. Disaster response, loss mitigation and reconstruction contracts arising from such causes present many unique challenges.
In fiscal 2006 and 2007 approximately 27% and 18% of our revenues were derived from disaster response, loss mitigation and reconstruction work that arose from damage caused by the hurricanes that hit the southeastern United States. For fiscal 2008 we again expect to derive revenue from our disaster response, loss mitigation and reconstruction work associated with hurricane damage. There can be no assurance that the magnitude of revenues generated in fiscal 2008 will be of the magnitude of the revenues realized in 2007 or that the emergency response and restoration contracts will be profitable or as profitable as those in prior years.
The timing of cash flow is difficult to predict, and any significant delay in the contract cycle could materially impair our cash flow.
The timing of our cash receipts from contracts receivable is unpredictable. In many cases we are a subcontractor to the general contractor on the project and, therefore, we often must collect outstanding contracts receivable from the general contractor, which, in turn, must collect from the customer. As a result, we are dependent upon the timing and success of the general contractor in collecting accounts receivable as well as the credit worthiness of the general contractor and the customer. Additionally, many of our contracts provide for retention of a portion of our billings until the project has been accepted by the owner. As our activities are usually early in the contract cycle, if we are acting as a subcontractor, the retainage (typically 5% to 10% of the contract value) may be held until the project is complete. This time frame may be many months after our completion of our portion of the contract. This delay further subjects us to the credit risk associated with the general contractor and the owner of the project. We can and often do avail ourselves of lien rights and other security common to the construction industry to offset the aforementioned credit risk. Unexpected delays in receiving amounts due from customers can put a strain on our cash availability and cause us to delay payments to vendors and subcontractors. Additionally, even if we have successfully completed our work on a project and there are no disputes regarding our performance of such work, any disputes between the general contractor and the owner regarding other aspects of the completed projects by entities other than us could result in further delays, or could prevent, payment for our work.
At January 31, 2007, we had approximately $5.6 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $3.1 million of costs related to contracts claims and unapproved change orders. Of the $21.8 million in contracts receivable, approximately $2.6 million of contracts receivable represented contract claims and/or unapproved change orders. We expect to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
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
We currently have a $15.0 million line of credit from our financial institution Sky Bank. We rely significantly upon our line of credit in order to operate our business. The line of credit and term loan is secured by a “blanket” security interest in our assets and a mortgage on the real estate owned by us. We expect that we will be able to maintain our existing line of credit (or to obtain replacement or additional financing) when it expires on June 6, 2008 or becomes fully utilized. However, there can be no assurance that such additional financing will be obtainable on favorable terms, if at all. An inability to maintain an adequate line of credit could result in limitations on our ability to bid for new or renew existing contracts, which could have a material adverse effect on our financial condition and results of operations.
At January 31, 2007, we were not in compliance with all of the covenants of our debt agreement. The bank subsequently waived certain covenants and amended the credit agreement in order to enable us retroactively to be in compliance at January 31, 2007.
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
During the fourth quarter of fiscal 2007, we determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006, and the quarters ended April 30, 2006 and July 31, 2006, to account for errors in the financial statements related to an employee fraud at our Seattle office. Our internal investigation identified a number of fraudulent activities undertaken by one or more former employees which included fraudulent billing to customers for work never performed, payment to employees where no actual work was performed, payments received directly by former employees which were deposited in their bank accounts and preparation of supporting documentation and customer invoices submitted to the Corporate office for work that was not performed. Our management has taken action to remediate these control deficiencies and has enhanced the monitoring and communication process with each remote location to better monitor branch operations. However, there can be no assurance that such actions will prevent future fraudulent activities. The nature and magnitude of these possible illegal activities may be significant and may have a material adverse effect on our financial condition and results of operations.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. Currently, Section 404 of the Sarbanes-Oxley Act requires that we assess and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending January 31, 2008. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm attest to management’s evaluation of our system of internal controls and to identify material weaknesses in our accounting systems and controls for the year ended January 31, 2009. We are in the process of documenting our system of internal controls which will provide the basis for this report. Any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, and civil or criminal penalties. Any inability to provide reliable financial reports could harm our business.
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
Our success is dependent upon the efforts of our senior management and staff. None of our executives are legally bound to remain employed for any specific term except for our Chief Executive Officer, John Regan, who has a three-year employment agreement, expiring March 15, 2010. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is competition for qualified personnel and in some markets there is a shortage of qualified personnel in the businesses in which we operate. If we are unable to continue to attract or retain highly qualified managerial, technical and marketing personnel, the development, growth and future success of our business could be adversely affected.
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
Certain portions of the environmental and specialty contracting industry are highly regulated. In portions of our business we are required to have federal, state and local governmental licenses, permits and approvals for our facilities and services. We cannot be assured of the successful outcome of any pending application or demonstration testing for any such license, permit or approval. In addition our existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely or to comply with the conditions of, applicable licenses permits or approvals could adversely affect our business, financial condition and results of operations. As our business expands and as new procedures and technologies used in our business are introduced, we may be required to obtain additional operating licenses, permits or approvals. We may also be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new requirements that raise compliance standards may require us to modify our procedures and technologies to conform to more stringent regulatory requirements. There can be no assurance that we will be able to continue to comply with all of the environmental and other regulatory requirements applicable to all of the various businesses we operate.
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
A significant portion of our voting power is held by our directors, officers and significant stockholders, whose interest may conflict with those of our other shareholders.
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
Making additional strategic acquisitions is part of our strategy. For example, on August 25, 2005, we completed the acquisition of certain assets of Flagship and its affiliated companies. Our ability to make future acquisitions will depend upon identifying attractive acquisition candidates and, if necessary, obtaining financing on satisfactory terms. Acquisitions may pose certain risks to us. These risks include the following:
•	we may be entering markets in which we have limited experience;

•	the acquisitions may be potential distractions to us and may divert resources and managerial time;

•	it may be difficult or costly to integrate an acquired business’ financial, computer, payroll and other systems into our own;

•	we may have difficulty implementing additional controls and information systems appropriate for a growing Corporation;

•	some of the acquired businesses may not achieve anticipated revenues, earnings or cash flow;

•	we may have unanticipated liabilities or contingencies from an acquired business;

•	we may have reduced earnings due to amortization expenses, goodwill impairment charges, increased interest costs and costs related to the acquisition and its integration;

•	we may finance future acquisitions by issuing common stock for some or all of the purchase price which could dilute the ownership interests of the stockholders;

•	acquired companies will have to become, within one year of their acquisition, compliant with SEC rules relating to internal control over financial reporting adopted pursuant to the Sarbanes-Oxley Act of 2002;

•	we may be unable to retain management and other key personnel of an acquired Corporation; and

•	we may impair relationships with an acquired Corporation’s employees, suppliers or customers by changing management.

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
Holders of the Series C Preferred have substantial rights that could allow them to significantly influence the management and direction of the Corporation and such holders may have interests that differ from those of the other stockholders.
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
In connection with the private placements, we entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, we agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require us to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then we will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 our Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2006 and the liability was recorded in accrued liabilities. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. As of April 18, 2007 the Corporation has utilized forty-five of permitted aggregate Black-Out days and seventeen of the consecutive Black-Out days had been expended. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.
ITEM 2. Properties
As of January 31, 2007, we lease certain office space for our executive offices in Pittsburgh totaling 5,758 square feet. In addition, a combination of warehouse and office space is leased in Los Angeles (6,500 square feet), Hazleton (1,800 square feet), Fort Lauderdale (10,000 square feet), Tampa (5,400 square feet), Rock Hill (15,000 square feet), Dallas (15,800 square feet), Las Vegas (2,500 square feet), Phoenix (3,125 square feet), Portland (6,000 square feet), New Orleans (25,300 square feet), and Paramus (5,391 square feet).
We also own an 18,000 square foot office/warehouse situated on approximately six (6) acres in Export, Pennsylvania, which is subject to a mortgage of $277,000 at January 31, 2007.
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

	Market Price Range
	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$2.32	$1.62	$1.76	$1.36
Second Quarter	2.05	1.30	1.41	0.94
Third Quarter	1.59	0.96	2.69	0.92
Fourth Quarter	1.02	0.66	2.21	1.73
At March 22, 2007, we had 1,933 stockholders of record.

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
ITEM 6. Selected Financial Data
The following consolidated selected financial data should be read in conjunction with the consolidated financial statements and related notes, and “Management Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the fiscal years ended January 31, 2007 and 2006 and the consolidated balance sheet data as of January 31, 2007 and 2006 have been derived from the consolidated financial statements that have been audited by Malin Bergquist & Company LLP, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the fiscal years ended January 31, 2005 have been derived from the consolidated financial statements that have been audited by Parente Randolph LLC, independent auditors, included elsewhere in this annual report on Form 10-K. The consolidated statement of operations data for the years ended January 31, 2004 and 2003 and the consolidated balance sheet data as of January 31, 2004 and 2003 have been derived from audited consolidated financial statements not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

	For the Years Ended January 31,
	2007	2006	2005	2004	2003
	As Restated(1)
	(Thousands except per share data)
OPERATING DATA
Contract revenues	$74,977	$78,181	$60,362	$35,962	$40,621
Gross margin	7,106	11,349	9,762	6,628	5,567
Income (loss) from continuing operations	(5,661)	2,013	2,960	1,016	486
Other income (expense)	(4,192)	(1,766)	(391)	(310)	(192)
Net income (loss)	(7,177)	508	2,186	644	278

COMMON SHARE DATA
Net income (loss) per common share:
Basic	(0.36)	0.04	0.20	0.07	0.03
Diluted	(0.36)	0.03	0.19	0.07	0.03

Weighted average common shares outstanding	19,785	14,409	10,911	9,373	9,372

BALANCE SHEET DATA
Working capital	$14,142	$17,699	$11,086	$8,233	$7,062
Total assets	43,254	42,492	23,942	17,154	15,535
Long-term debt	12,161	9,059	5,013	5,306	4,922
Cumulative Convertible Preferred Stock	2,550	2,803	—	—	—
Total stockholders’ equity	13,390	17,091	9,128	4,909	4,244
The year ended January 31, 2007 included a $919,000 non-recurring charge for an employee fraud, a $111,000 provision for impairment in value of goodwill and a $105,000 provision for impairment in value of an operating lease. The year ended January 31, 2006 included a $234,000 non-recurring charge for an employee fraud. The year ended January 31, 2003 included a $300,000 of gain from the sale of the St. Louis operation and other fixed assets and a $150,000 provision for impairment in value of goodwill.

(1)	The 2006 amounts were restated to include the effects of an employee fraud.
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
The following paragraphs are intended to highlight key operating trends and developments in our operations and to identify other factors affecting our consolidated results of operations for the three years ended January 31, 2007.
Contract revenues are recognized on the percentage of completion method measured by the relationship of total costs incurred to total estimated contract costs (cost-to-cost method). The majority of the Corporation’s contracts are fixed price contracts; therefore, any change in estimated costs to complete a contract will have a direct impact upon the revenues and related gross margin recognized on that particular contract.
Contract costs represent the cost of our laborers working on our contracts and related benefit costs, materials expended during the course of the contract, periodic billings from subcontractors that worked on our contracts, costs incurred for project supervision by our personnel and depreciation of machinery and equipment utilized on our contracts.
Selling, general and administrative expenses consist of the personnel at our executive offices and the costs related to operating that office and the Corporation as a whole including marketing, legal, accounting and other corporate expenses, the costs of management and administration at our branch offices, office rental, depreciation and amortization of corporate and non-operational assets and other costs related to the operation of our branch offices.
Interest expense consists primarily of interest charges on our line of credit but also includes the interest expense of term debt with our lending institution.
Interest expense for preferred dividends and accretion of discount consists of the 8% dividend on the Series C Preferred Stock sold in July 2005 as part of the private placement of our securities and accretion of the related discount.
Non-recurring charge for employee fraud consists of the costs associated with fictitious projects and other fraudulent activities previously recorded as revenue at our Seattle office.
Other income (expense) components are as described in our statement of operations.
The income tax provision is the amount accrued and payable to the federal government and the various state taxing authorities. Until fiscal 2005 no amounts have been due to the federal government as we had a net operating loss carryforward, which had been sufficient to offset taxable income in recent years. As of January 31, 2007, we again have no amounts due to the federal government as we have a net operating loss carryforward.
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
Billing Realization / Contracts Receivable Collectability
We perform services for a wide variety of customers including governmental entities, institutions, property owners, general contractors and specialty contractors. Our ability to render billings on in-process jobs is governed by the requirements of the contract and, in many cases, is tied to progress towards completion or the aforementioned specified mileposts. Realization of contract billings is in some cases guaranteed by a payment bond provided by the surety of our customer. In all other cases we are an unsecured creditor of our customers, except that we may perfect its rights to payment by filing a mechanics lien, subject to the requirements of the particular jurisdiction. Payments may be delayed or disputed by a customer due to contract performance issues and / or disputes with the customer. Ultimately, we have recourse to the judicial system to secure payment. All of the aforementioned matters may result in significant delays in the receipt of payment from the customer. As discussed in the previous section under “Revenue Recognition”, there can be no assurances that future events will not result in significant changes to the financial statements to reflect changing events.
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
At January 31, 2007, goodwill and intangible assets on our balance sheet totaled $2,651,000 and $5,416,000, respectively. At January 31, 2006 goodwill and intangible assets on our balance sheet totaled $2,316,000 and $6,162,000 respectively. The goodwill and intangible assets are primarily attributable to the acquisition of the former Tri-State Restorations, Inc. (“Tri-State”) operation in June 2001 that now operates as our Los Angeles office and the acquisition of the former Flagship Services Group, Inc. (“Flagship”) operation in August 2005 that now operates as our Dallas office. The remaining goodwill and intangible assets relates to three smaller acquisitions and deferred costs relating to our bank financing. The payment of the initial purchase price for the Tri-State and Flagship acquisitions initially generated a moderate amount of goodwill but the majority was created by the subsequent payment of contingent purchase price under the asset purchase agreement which provided for a four year and eighteen-month, respectively, earn-out for the former owners based upon the net profits of the Los Angeles and Dallas offices, respectively.
During fiscal year 2007, goodwill of $111,000 was determined to be impaired due to the closure of the Seattle office. We have concluded that the net remaining recorded value of goodwill and intangible assets has not been impaired as a result of an evaluation as of January 31, 2007.
Income Taxes
We provide for income taxes under the liability method as required by SFAS No. 109 “Accounting for Income Taxes”.
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
Recoverability of Deferred Tax Assets
At January 31, 2007 our deferred tax assets totaled $3,480,000. At January 31, 2007, it was determined that the recognition of deferred income tax assets would be appropriate as it is more likely than not that all of the deferred tax assets would be realized. Therefore a valuation reserve is not necessary at this time.

At January 31, 2006, our deferred tax assets totaled $686,000. At that time, we had been profitable for the last four fiscal years and in fiscal 2005 we exhausted our net operating loss carryforwards, we believed at that time that we will be profitable in the future at levels which cause us to conclude that it is more likely than not that we will realize all of the deferred tax assets. Therefore, we recorded at January 31, 2006 the estimated net realizable value of the deferred tax assets at that time at our combined federal and state rates.
Mandatorily Redeemable Convertible Preferred Stock
The transaction was accounted for in accordance with FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Corporation’s Own Stock” in accounting for the transaction. The preferred stock has been recorded as a liability after consulting FAS 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, our stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per FAS 150, there is to be no reassessment of the non-substantive feature.
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
Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of our Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 our Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritive guidance, a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2007 and the liability was recorded in accrued liabilities.
Accounting Policy Changes
In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Should we issue employee stock options after January 31, 2006, a charge against earnings would be required as provided by SFAS 123R. The magnitude of the charge would depend upon the number of employee stock options issues, the exercise price of the stock options and the volatility of the share price of our common stock on the date the employee stock options are issued. At January 31, 2007 we had 610,450 options outstanding subject to time vesting. The aforementioned options resulted in an approximate $222,000 expense charge in fiscal 2007.

Results of Operations
Year Ended January 31, 2007 Compared to Year Ended January 31, 2006
During the year ended January 31, 2007 (“Fiscal 2007”), our contract revenues decreased $3.2 million or 4.1% to $75.0 million compared to $78.2 million in the year ended January 31, 2006 (“Fiscal 2006”). The decrease was due to the absence of significant hurricane response revenue, contract claim adjustments and closure of certain offices in the current period.
Our contract costs increased $1.0 million to $67.8 million in Fiscal 2007 from $66.8 million in Fiscal 2006. The gross margin in Fiscal 2007 thus decreased $4.2 million to $7.1 million compared to $11.3 million Fiscal 2006. Gross margin as a percentage of revenue decreased to 9.5% in 2007 from 14.5% in 2006. A change in the estimated recovery from contract claims of $0.47 million was the primary reason for the decreased margin. Other direct contract costs increased $3.0 million from $9.0 million to $12.0 million reflecting the inclusion of twelve months of the former Flagship operations in the current fiscal period versus the inclusion of five months in the prior fiscal period, the inclusion of costs for twelve months of the Tampa restoration operation which was started in February 2006, and the opening of three new offices in the last quarter of Fiscal 2006.
Selling, general and administrative expenses increased $3.4 million to $12.7 million in 2007 as compared to $9.3 million in Fiscal 2006. As a percentage of contract revenues, selling, general and administrative expense increased by 5% to 17% in Fiscal 2007 from 12% in Fiscal 2006. The significant increase is principally due to the addition of $1,037,000 to bad debt expense and the inclusion of the Flagship operations for the full year. As operations were ramped up at the three new offices opened in the second half of Fiscal 2006 and at the stand alone Tampa restoration operation, costs increased faster than revenues and had relatively high percentages of direct costs compared to revenues.
We reported a loss from operations of $5.7 million for the current fiscal period compared to income from operations of $2.0 million for the prior fiscal period, a decrease of $7.7 million as a direct result of the factors discussed above.
Interest expense increased to $1,002,000 in 2007 compared to $490,000 in 2006 as a result of increased borrowings and an increase in the prime rate of interest, to which a majority of our borrowings are tied. In Fiscal 2006, the Corporation benefited from lower borrowings as a result of the July 2005 private placement which allowed a reduction in the line of credit borrowings prior to the purchase of the Flagship operation in late August 2005 and very low interest rates in 2006.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement of $5.5 million of redeemable convertible preferred stock in July 2005 and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal period had a $2,072,000 expense, which included the actual dividend of $345,000 and the accretion of the discount associated with the preferred stock of $1,727,000. The accretion of the discount included a $1,214,000 charge due to the conversion of 2,203 shares of preferred stock into 2,325,631 shares of our common stock. The unamortized discount on those shares was expensed, as required, at the time of conversion. The prior fiscal period had a $1,119,000 expense, which included the actual dividends of $277,000 and the accretion of the discount associated with the preferred stock of $842,000. The accretion of the discount included a $501,000 charge due to the conversion of 860 shares of preferred stock into 860,000 shares of our common stock. The unamortized discount on those shares was expensed, as required, at the time of conversion.
For the current fiscal year, we recorded a $919,000 non-recurring charge relative to employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Corporation’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees. The current year charge includes $222,000 of professional costs incurred as part of the investigation and restatement of our financial statements. The prior fiscal year had a $234,000 non-recurring charge relative to the aforementioned employee fraud.
During the third quarter of Fiscal 2007, we determined that the goodwill related to its Northwestern operation was impaired. Therefore, a non-cash provision of $111,000 was made to reduce the goodwill related to that operation to zero.
During the fourth quarter of Fiscal 2007, we determined that the operating lease for its Phoenix operation was impaired as the office was closed in February 2007. Therefore, a provision of $105,000 was made for the remaining payments due under the operating lease.
Because of our loss before taxes in the current fiscal year, a current tax benefit of $2.6 million was recorded as a result of carrying back the current period’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of both federal and state income taxes. In the previous fiscal year a tax benefit of $261,000 was recorded.

At January 31, 2007 and at January 31, 2006, the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required in either year, therefore the entire valuation allowance of $430,000 was recognized as a deferred tax benefit at the end of both years. In making these evaluations, we concluded that it was more likely than not that the deferred income tax assets would be realized. The deferred benefit for federal income taxes reflects the effect of carrying back the current year’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal income taxes previously paid and the realization of a portion of the net operating loss carryforwards for both federal and state purposes and the federal Research & Development Tax Credit.
At January 31, 2007, the Corporation has approximately $3.8 million of net operating loss carryforwards for federal income tax purposes expiring in 2027 and approximately $0.5 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2027.
Year Ended January 31, 2006 Compared to Year Ended January 31, 2005
During Fiscal 2006, our contract revenues increased by 30% to $78.2 million compared to $60.4 million in the year ended January 31, 2005 (“Fiscal 2005”). The increase was partly due to the acquisition of the former Flagship operation, which was included subsequent to its acquisition in late August 2005. Additionally, there was an increase in contract activity at our Charlotte, New York, Los Angeles, Tampa and Ft. Lauderdale offices as compared to the prior fiscal period. The increase was attributable to an increase in volume of work placed under contract and performed by these offices. Both fiscal periods had a significant amount of disaster response revenues.
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
Our reported income from operations of $2.01 million for the Fiscal 2006 compared to income from operations of $2.96 million for Fiscal 2005, decreasing by $0.95 million or 32%, as a direct result of the factors discussed above.
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
The Corporation recorded a $234,000 non-recurring charge relative to an employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Corporation’s Seattle office, which indicated suspected fraudulent activities undertaken by one or more former employees.
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
Liquidity and Capital Resources
Fiscal 2007
During Fiscal 2007, we experienced a decrease in cash and cash equivalents of $72,000 as cash and cash equivalents decreased from $230,000 at January 31, 2006 to $158,000 at January 31, 2007. The decrease in cash and cash equivalents in Fiscal 2007 was attributable to $808,000 cash used by operating activities and $812,000 used by investing activities, which were nearly offset by $1,548,000 cash provided by financing activities.
The $808,000 of cash utilized by operating activities consisted primarily of a net loss of $7.2 million adjusted for $2.1 million of non-cash charges: depreciation ($1,049,000), amortization ($786,000), deferred income tax benefit ($2,794,000), accrued interest and dividends on preferred stock ($1,727,000), impairment charges ($216,000), a net increase in allowance for uncollectible accounts ($850,000), and the provision for the cost of stock based compensation ($296,000).
After adjusting for these non-cash charges and credits, the resulting cash basis net loss of $5.0 million, was partially offset by a $4.2 million reduction in the working capital utilized by us which consisted primarily of a reduction in accounts receivable ($1,296,000), an increase in accounts payable ($915,000), a decrease in billing in excess of costs ($1,377,000) and net changes in other current asset and current liability accounts ($604,000) resulting in a net use of $808,000 cash in operating activities.
The $812,000 used in investing activities was primarily related to the purchase of property, plant and equipment.
The $1,548,000 of cash provided by financing activities consisted of net bank borrowings ($2,350,000), proceeds from the exercise of stock options and warrants ($861,000), recording of non-cash preferred stock dividends which accumulate until conversion or maturity ($345,000) reduced by the earnout payments related to the Flagship acquisition ($845,000), and further reduced by insurance premium financing which has been contracted for and will paid out over the next several months ($1,157,000).
Fiscal 2006
During Fiscal 2006, we experienced a decrease in cash and cash equivalents of $0.1 million as cash and cash equivalents decreased from $0.33 million at January 31, 2005 to $0.23 million at January 31, 2006. The decrease in cash and cash equivalents in fiscal 2006 was attributable to cash outflows of $4.1 million from operating activities and $7.1 million from investing activities, which were partially offset by cash provided by financing activities of $11.1 million.
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
Cash inflows from financing activities of $0.3 million during Fiscal 2005 consisted of $0.45 million from the private placement of the Corporation’s common stock (which was net of $0.05 million of costs associated with registering our common stock related to the private placement), $1.2 million from the exercise of warrants issued in connection with the aforementioned private placement and $0.33 million from the exercise of employee stock options. These cash inflows were partially offset by $1.46 million in debt and insurance premium financing and $0.2 million of earnout payments related to the acquisition of businesses acquired in prior years.
Investing activities cash outflows included $0.90 million for the purchase of property, plant and equipment, a $0.015 million additional investment in the IAQ venture and $0.12 million of payments related to the acquisition of businesses completed in the current fiscal year. These cash outflows were partially offset by $0.13 million of proceeds from the sale of fixed assets.
Contractual Obligations
Our contractual obligations at January 31, 2007 are summarized as follows:

	Payment due by period
		Less Than	1-3	3-5	More Than
	Total	1 year	Years	Years	5 years
	(Thousands)
Long-Term Debt Obligations	$11,816	$115	$11,509	$34	$158
Capital Lease Obligations	667	207	448	12	—
Operating Lease Obligations	2,132	770	1,285	77	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected On Registrant’s Balance Sheet Under GAAP	4,275	—	4,275	—	—

Total	$18,890	$1,092	$17,517	$123	$158

The 1-3 year payment due column includes $11.2 million for the line of credit which is due June 6, 2008. The line of credit interest rate is at prime. We rely significantly upon our access to credit facilities in order to operate our business. We expect to be able to maintain our existing line of credit (or to obtain replacement or additional financing) as the current arrangements expire or become fully utilized; however, there can be no assurance that such financing will be obtainable on favorable terms, if at all. An inability to maintain an adequate line of credit could result in limitations on our ability to bid for new or renew existing contracts, which could have a material adverse effect on our financial condition and results of operations. It has been the practice of our lending institution to annually extend the maturity date of the line of credit. While we are confident that this will remain the case, there can be no assurance that the lending institution will continue to extend the maturity date of the line of credit annually. In December 2005 our lender approved a temporary $2,000,000 increase in our line of credit to $13.0 million until June 6, 2006. The increase in the line of credit was required to fund the increase in revenues generated by the hurricane recovery work beginning in the third quarter of fiscal 2006.
The Corporation’s Revolving Line of Credit Agreement and subsequent amendments with its bank includes various covenants relating to matters affecting the Corporation including the required annual evaluation of the debt service coverage, debt to net worth, and tangible net worth. At January 31, 2007, we were not in compliance with all of the covenants of our debt agreement. The bank subsequently waived certain covenants and amended the credit agreement in order to enable us retroactively to be in compliance at January 31, 2007.
The 1-3 year payment due column includes $3.8 million for the face value of the Cumulative Convertible Series C Preferred Stock which is due July 1, 2009 unless it has been converted into shares of our common stock plus $462,500 of related accrued but unpaid dividends. On our Balance Sheet at January 31, 2007 the balance of the aforementioned Preferred Stock is $2.55 million as the face amount had been discounted for the beneficial conversion feature and value has been assigned to the warrants that were issued with the Preferred Stock. The Preferred Stock has an 8% coupon, which is payable at maturity in cash or converted into common shares if the preferred stock is converted before maturity. Beginning 120 days following effectiveness of the registration statement we may mandatorily convert the Preferred Shares into shares of Common Stock, if certain conditions are satisfied including, among other things: (a) if the average closing bid price of our Common Stock during any 20 consecutive trading day period is greater than 150% of the conversion price, (b) the Preferred Registration Statement is currently effective, (c) the maximum number of shares of Common Stock issued upon such mandatory conversion does not exceed 100% of the total 5 day trading volume of our Common Stock for the 5 trading day period preceding the mandatory conversion date and (d) no mandatory conversions have occurred in the previous 30 trading days.
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
The rights and preferences of the Preferred Shares are set forth in the Certificate of Designation, Preferences and Rights of Series C Preferred Stock (the “Certificate of Designation”). The Preferred Shares have a face value of $1,000 per share and are convertible at any time at the option of the holder into shares of Common Stock (“Conversion Shares”) at the initial conversion price of $1.00 per share (the “Conversion Price”), subject to certain adjustments including (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, sales or transfers of the assets of the Corporation, share exchanges or other similar events, (b) certain anti-dilution adjustments. For a complete description of the terms of the Preferred Shares please see the Certificate of Designation.

Any outstanding shares of preferred stock that have not been converted to common stock at the maturity date of July 1, 2009 are payable in cash along with the related 8% per annum dividend.
We consulted FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Corporation’s Own Stock” in accounting for the transaction. The preferred stock has been recorded as a liability after consulting FAS 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, our stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per FAS 150, there is to be no reassessment of the non-substantive feature.
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
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the years ended January 31, 2007 and 2006 the accrued dividend was $345,000 and $277,000, respectively for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. Of the total accrued dividends at January 31, 2007 and 2006 of $345,000 and $277,000, respectively, conversions of Series C Preferred Stock into Common Stock resulted in the conversion of $123,000 and $36,000, respectively of dividends. Therefore, $463,000 and $241,000, respectively of dividends remain accrued at January 31, 2007 and 2006. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
In connection with these transactions, the Investor entered into a Registration Rights Agreement with us. Under this agreement, we were required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the Warrant Shares. Our registration statement was declared effective by the U.S. Securities and Exchange Commission on November 21, 2005. We are required to keep the registration statement effective until the earlier of two years from the Closing Date and such time as the remaining Shares and Warrant Shares may be sold under Rule 144 in any three month period, subject to permitted Black-Out Periods (as defined in the Registration Rights Agreement). In the event that the Investor is not permitted to sell its Shares as the registration statement is not effective for any period exceeding a permitted Black-Out Period, then we will be obligated to pay the Investor liquidated damages equal to 12% of the Investor’s purchase price per annum. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritive guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2007 and the liability was recorded in accrued liabilities.
On August 25, 2005, pursuant to an Asset Purchase Agreement, (the “Agreement”), we completed the acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates – Commercial, Ltd., and Flagship Reconstruction Associates – Residential, Ltd. (“Flagship”), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due in semi-annual installments of $375,000 plus interest, 236,027 shares of our restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of our restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of our restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants expire five years from the date of closing. The aggregate purchase price of approximately $6.5 million was allocated to the fair value of the assets acquired in accordance with FAS 141 “Business Combinations” with the majority of the purchase consideration allocated to customer relationships, with the remainder allocated to subcontractor relationships, the covenant-not-to-compete, fixed assets acquired and the remainder was allocated to goodwill. The Agreement also includes earn-out provisions over the first eighteen-month period commencing on the closing date, pursuant to which we are required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At January 31, 2007 and 2006, $93,000 and $492,000, respectively, had been earned and accrued relative to the earn-out agreement
At January 31, 2007, we had approximately $5.6 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $3.1 million of costs related to contracts claims and unapproved change orders. Of the $21.8 million in contracts receivables, approximately $2.6 million of contracts receivable represented items being disputed or litigated. We expect to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
Based upon the current operating plan, we expect that our existing cash balances and cash flows from operations will be sufficient to finance our working capital and capital expenditure requirements through Fiscal 2008. However, if events occur or circumstances change such that we fail to meet our operating plan as expected, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. If additional financing is needed, we can not be assured that such financing will be available on commercially reasonable terms or at all.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
The only market risk, as defined, that we are exposed to is interest rate sensitivity. The interest rate on the equipment note and revolving line of credit fluctuate based upon changes in the prime rate. Each 1% change in the prime rate will result in a $118,000 change in borrowing costs based upon the balance outstanding at January 31, 2007. We do not use derivative financial instruments to manage interest rate risk.
ITEM 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the report of Malin Bergquist and Company LLP and Parente Randolph LLC are attached to this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
For information regarding the Corporation’s change in independent registered public accounting firm from Parente Randolph, LLC to Malin Bergquist & Company, LLP, please refer to the Corporation’s Current Reports on Form 8-K filed with the SEC on June 24, 2005 and July 15, 2005. The Corporation has had no disagreements with its independent auditors regarding accounting or financial disclosure matters.
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
During the review of our consolidated financial statements as of October 31, 2006 and for the three and nine month periods then ended, our external auditors notified our management and Audit Committee of the existence of a “material weakness” in our internal controls related to the monitoring of remote locations. The Corporation’s internal control system was designed such that general managers of remote locations had responsibility for authorizing and approving payroll charges for field employees, invoicing of customers, and collection of receivables for jobs originating in their office. This situation provided the opportunity for remote managers to engage in fraudulent activities, including fraudulent billing to customers for work never performed, payment to employees where no actual work was performed, payments received directly by former employees which were deposited in their bank accounts and preparation of supporting documentation and customer invoices submitted to the Corporate office for work that was not performed in order to substantially delay management from identifying the fraud. During the fourth quarter of fiscal 2007, we determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006 and the quarters ended April 30, 2006 and July 31, 2006 account for errors in the financial statements related to an employee fraud at our Seattle office. Our internal investigation identified a number of fraudulent activities undertaken by one or more former employees which included fraudulent billing to customers. The nature and magnitude of these possible illegal activities may be significant and may have a material adverse effect on our financial condition and results of operations.
Our Chief Executive Officer and Principal Financial Officer concluded that the material weaknesses cited did compromise the financial reporting process resulting in the restatement of our consolidated financial statements as of January 31, 2006 and for the year then ended. To account for errors in the financial statements related to the employees fraud at our Seattle office, we restated our previously issued financial statements for the year ended January 31, 2006 and for the quarters ended April 30, 2006 and July 31, 2006.
Our management has discussed this material weakness with the Audit Committee. Our management is taking action to remediate these control deficiencies and has enhanced the monitoring and communication process with each remote location to better monitor branch operations. Specifically, we are requiring that all customer billings be sent to the customer from the corporate office. Additionally, we have enhanced the monitoring and communication process with each remote location to better monitor branch operations and we are investigating improvements to the payroll process relative to the tracking of time worked by our hourly employees. This evaluation of alternative enhancements should be completed in the fourth fiscal quarter of 2007 with implementation projected for the first fiscal quarter of fiscal 2008.
In addition during their audit of our consolidated financial statements as of January 31, 2007 and for the year then ended, our external auditors notified our management and Audit Committee of the existence of certain “material weaknesses” in our internal controls. The material weaknesses related to the lack of effective monitoring controls over financial reporting. Specifically they noted a general lack of internal review and approval regarding mechanical calculations, journal entries, and disclosure-related schedules resulting in significant adjustments to the financial statements. They also specifically stated the combination of a limited staff with adequate technical expertise and the transitional status of an interim Chief Financial Officer resulted in ineffective oversight and monitoring over the year end financial reporting process. Our Chief Financial Officer resigned suddenly on April 2, 2007, due to health reasons. They also notified us that a material weakness exists over the effective monitoring of remote locations. They stated that decentralized structure of the Corporation creates internal control difficulties specifically within the monitoring function. The Corporation has not been able to identify or effectively manage commitments, contingencies and other significant matters.
In response to the identified material weaknesses, management, with oversight from our Audit Committee, is working with our external auditors to improve our control environment and to review, remediate and implement controls and procedures to satisfy the Corporation’s requirement to be compliant with the requirements of Sarbanes Oxley by December 31, 2007. In addition, we have hired a new Chief Financial Officer with 18 years of experience in the areas of accounting and finance. We intend to continue our efforts to implement process changes to strengthen our internal controls and monitoring activities.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures Based on their evaluation, our Chief Executive Officer, and Principal Financial Officer, and the Audit Committee have concluded that our disclosure controls and procedures were not effective for the reasons stated above as of the end of the period covered by this Annual Report on Form 10-K with regards to the material weakness related to monitoring of remote locations and the material weaknesses related to the monitoring controls over financial reporting.
2. Internal Control Over Financial Reporting
     (a) Management’s Annual Report on Internal Control Over Financial Reporting
In accordance with SEC Release No. 33-8618, the Corporation will omit the report of the Corporation’s management on internal control over financial reporting, and in accordance with current rules plan to file such report in our Annual Report on Form 10-K covering the fiscal year ended January 31, 2008.
     (b) Attestation Report of the Registered Public Accounting Firm
In accordance with SEC Release No. 33-8618, the Corporation will omit the attestation report of Malin, Bergquist & Company, LLP on management’s assessment of the Corporation’s internal control over financial reporting and in accordance with current rules plan to file such attestation in our Annual Report on Form 10-K covering the fiscal year ended January 31, 2009.
     (c) Changes in Internal Control Over Financial Reporting
Other than stated above, there was no changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected or is reasonable likely to materially affect our internal control over financial reporting. With respect to the material weakness in our internal control over the monitoring of remote locations, the Corporation’s internal control system was designed such that general managers of remote locations had responsibility for authorizing and approving payroll charges for field employees, invoicing of customers, and collection of receivables for jobs originating in their office. This situation provided the opportunity for remote managers to defraud the Corporation and substantially delay management from identifying the fraudulent time charges and invoices.
We are now requiring that all customer billings be sent to the customer from the corporate office. Additionally, we have enhanced the monitoring and communication process with each remote location to better monitor branch operations and is investigating improvements to the payroll process relative to the tracking of time worked by our hourly employees. This evaluation of alternative enhancements was completed in the fourth fiscal quarter of Fiscal 2007 with implementation projected for the first fiscal quarter of fiscal 2008.
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
In addition, during their audit of our consolidated financial statements as of January 31, 2007 and for the year then ended, our external auditors notified our management and Audit Committee of the existence of a “material weakness” in our internal controls related to the lack of effective monitoring controls over financial reporting. Specifically they noted a general lack of internal review and approval regarding mechanical calculations, journal entries, and disclosure-related schedules resulting in significant adjustments to the financial statements. They also specifically noted that due to the sudden resignation of our Chief Financial Officer on April 2, 2007, the lack of a transition period, the limited staff with adequate technical expertise, and a transitional Chief Financial Officer, the oversight and monitoring controls over the year end financial reporting was less than fully effective.
In response to the identified material weaknesses, management, with oversight from our Audit Committee, is working with our external auditors to improve our control environment and to review, remediate and implement controls and procedures to satisfy the Corporation’s requirement to be compliant with the requirements of Sarbanes Oxley by December 31, 2007. In addition, we have hired a new Chief Financial Officer with 18 years of experience in the areas of accounting and finance. We intend to continue our efforts to implement process changes to strengthen our internal controls and monitoring activities.
ITEM 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Except as set forth herein, the information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Exchange Act”) to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 10.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth in our definitive Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to this Item 13.
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

Date: May xx, 2007
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John C. Regan	May xx, 2007
John C. Regan
Chairman and Chief Executive Officer
(Principal Executive Officer and Director)

Richard A. Bendis, Director	By /s/ John C. Regan

John C. Regan, Attorney-in-Fact
May xx, 2007

Edgar Berkey, Director	By /s/ John C. Regan

John C. Regan, Attorney-in-Fact
May xx, 2007

James D. Chiafullo, Director	By /s/ John C. Regan

John C. Regan, Attorney-in-Fact
May xx, 2007

Edwin J. Kilpela, Director	By /s/ John C. Regan

John C. Regan, Attorney-in-Fact
May xx, 2007

PDG ENVIRONMENTAL, INC.
ANNUAL REPORT ON FORM 10-K
ITEMS 8, 14(c) AND (d)
FINANCIAL STATEMENTS, CERTAIN EXHIBITS & SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of PDG Environmental, Inc.
We have audited the accompanying consolidated balance sheets of PDG Environmental, Inc. and subsidiaries (the Corporation) as of January 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
As discussed in Note 10 to the Consolidated Financial Statements, the Corporation adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payments”, effective February 1, 2006.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PDG Environmental, Inc. and subsidiaries as of January 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Malin, Bergquist & Company, LLP
Pittsburgh, Pennsylvania
May 15, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of PDG Environmental, Inc.
We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of PDG Environmental, Inc. and subsidiaries (the “Corporation”) for the year ended January 31, 2005. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PDG Environmental, Inc. and subsidiaries for the year ended January 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ Parente Randolph, LLC
Pittsburgh, Pennsylvania
April 15, 2005

CONSOLIDATED BALANCE SHEETS
PDG ENVIRONMENTAL, INC.

	January 31,
	2007	2006
		As Restated (1)
ASSETS
Current Assets
Cash and cash equivalents	$158,000	$230,000
Contracts receivable, net of $1,290,000 allowance in 2007 and net of $440,000 allowance in 2006	21,257,000	23,903,000
Costs and estimated earnings in excess of billings on uncompleted contracts	5,607,000	5,174,000
Inventories	553,000	596,000
Prepaid income taxes	271,000	734,000
Deferred income tax asset	915,000	470,000
Other current assets	534,000	131,000

Total Current Assets	29,295,000	31,238,000

Property, Plant and Equipment
Land	42,000	42,000
Leasehold improvements	241,000	224,000
Furniture and fixtures	236,000	222,000
Vehicles	1,477,000	952,000
Equipment	8,871,000	8,270,000
Buildings	485,000	427,000

	11,352,000	10,137,000
Less: accumulated depreciation	8,795,000	7,838,000

	2,557,000	2,299,000

Intangible Assets, net of accumulated amortization of $1,405,000 in 2007 and $1,012,000 in 2006	5,416,000	6,162,000

Goodwill	2,651,000	2,316,000

Deferred Income Tax Asset	2,565,000	216,000
Contracts Receivable, Non Current	500,000	—
Other Assets	270,000	261,000

Total Assets	$43,254,000	$42,492,000

(1)	See Note 18, “Employee Fraud”, of the accompanying notes to consolidated financial statements.
See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
PDG ENVIRONMENTAL, INC.

	January 31,
	2007	2006
		As Restated (1)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,403,000	$6,488,000
Billings in excess of costs and estimated earnings on uncompleted contracts	3,421,000	2,044,000
Accrued liabilities	4,007,000	4,494,000
Current portion of long-term debt	322,000	513,000

Total Current Liabilities	15,153,000	13,539,000

Long-Term Debt	12,161,000	9,059,000

Mandatorily redeemable cumulative convertible Series C preferred stock, $1,000 par value, 6,875 shares authorized and issued and 3,812.5 and 6,015 outstanding shares at January 31, 2007 and 2006, respectively (liquidation preference of $4,275,083 at January 31, 2007)	2,550,000	2,803,000

Total Liabilities	29,864,000	25,401,000

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.02 par value, 60,000,000 shares authorized and 21,073,640 and 17,779,123 shares issued and outstanding January 31, 2007 and 2006, respectively	411,000	345,000
Common stock warrants	1,628,000	1,881,000
Paid-in capital	19,245,000	15,582,000
Accumulated deficit	(7,856,000)	(679,000)
Less treasury stock, at cost, 571,510 shares at January 31, 2007 and 2006	(38,000)	(38,000)

Total Stockholders’ Equity	13,390,000	17,091,000

Total Liabilities and Stockholders’ Equity	$43,254,000	$42,492,000

(1)	See Note 18, “Employee Fraud”, of the accompanying notes to consolidated financial statements.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
PDG ENVIRONMENTAL, INC.

	For the Years Ended January 31,
	2007	2006	2005
	As Restated (1)
Contract Revenues	$74,977,000	$78,181,000	$60,362,000

Contract Costs	67,871,000	66,832,000	50,600,000

Gross Margin	7,106,000	11,349,000	9,762,000

Gain (Loss) on sale of fixed assets	(17,000)	10,000	110,000
Selling, General and Administrative Expenses	12,750,000	9,346,000	6,912,000

Income (Loss) From Operations	(5,661,000)	2,013,000	2,960,000

Other Income (Expense):
Interest expense	(1,002,000)	(490,000)	(393,000)
Deferred interest expense for preferred dividends	(345,000)	(277,000)	—
Non-cash interest expense for accretion of discount on preferred stock	(1,727,000)	(842,000)	—
Non-recurring charge for employee fraud	(919,000)	(234,000)	—
Non-cash impairment charge for goodwill and operating lease	(216,000)	—	—
Gain on sale of equity investment	—	48,000	—
Equity in income (losses) of equity investment	—	4,000	(15,000)
Interest and other income	17,000	25,000	17,000

	(4,192,000)	(1,766,000)	(391,000)

Income (Loss) Before Income Taxes	(9,853,000)	247,000	2,569,000

Income Tax (Benefit) Provision	(2,676,000)	(261,000)	383,000

Net Income (Loss)	$(7,177,000)	$508,000	$2,186,000

Earnings Per Common Share — Basic:	$(0.36)	$0.04	$0.20

Earnings Per Common Share — Dilutive:	$(0.36)	$0.03	$0.19

Average Common Shares Outstanding	19,785,000	14,409,000	10,911,000

Average Dilutive Common Stock Equivalents Outstanding	—	1,797,000	871,000

Average Common Shares and Dilutive Common Stock
Equivalents Outstanding	19,785,000	16,206,000	11,782,000

(1)	See Note 18, “Employee Fraud”, of the accompanying notes to consolidated financial statements.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
PDG ENVIRONMENTAL, INC.
FOR THE THREE YEARS ENDED JANUARY 31, 2007

	Preferred		Common				(Deficit)	Total
	Stock	Common	Stock	Paid-in	Deferred	Treasury	Retained	Stockholders’
	Series A	Stock	Warrant	Capital	Compensation	Stock	Earnings	Equity
Balance at January 31, 2004$	14,000	$189,000	$—	$8,111,000	$(6,000)	$(38,000)	$(3,361,000)	$4,909,000

Private placement of 1,250,000 shares of Common Stock, net of $51,000 of issuance costs		25,000	287,000	137,000				449,000

Redemption of preferred stock	(14,000)	1,000		13,000			(12,000)	(12,000)

Issuance of 62,500 shares in connection with an acquisition		1,000		58,000				59,000

Issuance of 670,500 shares under Employee Incentive Stock Option Plan		13,000		293,000				306,000

Issuance of 50,000 shares under Non-Employee Director Stock Option Plan		1,000		24,000				25,000

Issuance of 1,500,000 shares from exercise of Stock warrants		30,000	(134,000)	1,304,000				1,200,000

Amortization of stock based compensation					6,000			6,000

Net Income							2,186,000	2,186,000

Balance at January 31, 2005	—	260,000	153,000	9,940,000	—	(38,000)	(1,187,000)	9,128,000

Private placement of 1,666,667 shares of Common Stock and 5,500 shares of Series C Preferred Stock, net of $775,000 of issuance costs		33,000	1,565,000	2,599,000				4,197,000

Exercise of Over-Allotment option for 1,375 shares of Series C Preferred Stock, net of $69,000 of issuance costs			322,000	432,000				754,000

Costs associated with March 2004 private placement				(20,000)				(20,000)

Issuance of 236,027 shares in connection with an acquisition		5,000	186,000	245,000				436,000

Issuance of 657,167 shares under Employee Incentive Stock Option Plan		13,000		316,000				329,000

Issuance of 20,000 shares under Non-Employee Director Stock Option Plan		1,000		6,000				7,000

Employee issuance of 100,000 shares of restricted common stock				12,000				12,000

Issuance of 790,625 shares from exercise of stock warrants		15,000	(345,000)	1,174,000				844,000

Conversion of 860 shares of Series C Preferred Stock Into 895,521 shares of Common Stock, including 35,521 shares of Common Stock from accrued dividends		18,000		878,000				896,000

Net Income (1)							508,000	508,000

Balance at January 31, 2006, As restated (1)	—	345,000	1,881,000	15,582,000	—	(38,000)	(679,000)	17,091,000

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)
PDG ENVIRONMENTAL, INC.
FOR THE THREE YEARS ENDED JANUARY 31, 2007

	Preferred		Common				(Deficit)	Total
	Stock	Common	Stock	Paid-in	Deferred	Treasury	Retained	Stockholders’
	Series A	Stock	Warrant	Capital	Compensation	Stock	Earnings	Equity
Balance at January 31, 2006 As restated (1)	—	345,000	1,881,000	15,582,000	—	(38,000)	(679,000)	17,091,000

Issuance of 301,000 shares under Employee Incentive Stock Option Plan		6,000		160,000				166,000

Issuance of 10,000 shares under Non-Employee Director Stock Option Plan		—		3,000				3,000

Employee issuance of 100,000 shares of restricted common stock				48,000				48,000

Issuance of 618,055 shares from exercise of stock warrants		12,000	(253,000)	933,000				692,000

Conversion of 2,202.5 shares of Series C Preferred Stock Into 2,325,632 shares of Common Stock, including 123,132 shares of Common Stock from accrued dividends		46,000		2,280,000				2,326,000

Compensation expense under SFAS 123		—		222,000				222,000

Costs associated with July 2005 private placement				(6,000)				(6,000)

Issuance of 25,000 shares of restricted stock		1,000		(1,000)				—

Incentive payment paid with 14,830 shares		1,000		24,000				25,000

Net Loss							(7,177,000)	(7,177,000)

Balance at January 31, 2007	$—	$411,000	$1,628,000	$19,245,000	$—	$(38,000)	$(7,856,000)	$13,390,000

1)	See Note 18, “Employee Fraud”, of the accompanying notes to consolidated financial statements.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PDG ENVIRONMENTAL, INC.

	For the Years Ended January 31,
	2007	2006		2005
	(As Restated)(1)
Cash Flows From Operating Activities:
Net income (loss)	$(7,177,000)		$508,000		$2,186,000
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation	1,049,000		689,000		537,000
Amortization	786,000		403,000		164,000
Deferred income taxes	(2,794,000)		(686,000)		—
Interest expense for Series C preferred stock accretion of discount	1,727,000		842,000		—
Stock based compensation	296,000		12,000		6,000
Loss (Gain) on sale of fixed assets and equity investment	17,000		(58,000)		(110,000)
Provision for uncollectible accounts	850,000		282,000		200,000
Impairment charge for goodwill	111,000		—		—
Impairment charge for operating lease	105,000		—		—
Equity in (income) losses of equity investment	—		(4,000)		15,000

	(5,030,000)		1,988,000		2,998,000
Changes in Current Assets and Liabilities:
Accounts receivable	1,296,000		(9,278,000)		(4,057,000)
Costs and estimated earnings in excess of billings on uncompleted contracts	(433,000)		(234,000)		(1,613,000)
Inventories	43,000		5,000		(48,000)
Prepaid income taxes	463,000		734,000		—
Other current assets (Prepaid Insurance)	754,000		945,000		912,000
Accounts payable	915,000		2,363,000		365,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,377,000		(178,000)		773,000
Current income taxes	—		(305,000)		294,000
Accrued liabilities	(193,000)		1,329,000		1,334,000

Total Changes	4,222,000		(6,087,000)		(2,040,000)

Net Cash Provided (Used) by Operating Activities	(808,000)		(4,099,000)		958,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(812,000)		(1,385,000)		(897,000)
Acquisition of businesses	—		(5,625,000)		(122,000)
Additional investment in joint venture	—		(18,000)		(15,000)
Proceeds from sale of equity investment and fixed assets	49,000		60,000		131,000
Changes in other assets	(49,000)		(93,000)		(44,000)

Net Cash Used by Investing Activities	(812,000)		(7,061,000)		(947,000)

Cash Flows From Financing Activities:
Dividends paid on Series A preferred stock	—		—		(12,000)
Non-cash Interest expense for Series C preferred dividends	345,000		277,000		—
Proceeds from private placement of common and preferred stock	(6,000)		7,531,000		449,000
Proceeds from debt	2,874,000		4,234,000		—
Proceeds from exercise of stock options and warrants	861,000		1,180,000		1,531,000
Payment of accrued earnout liability	(845,000)		(581,000)		(219,000)
Payment of premium financing	(1,157,000)		(959,000)		(891,000)
Principal payments on debt	(524,000)		(625,000)		(572,000)

Net Cash Provided by Financing Activities	1,548,000		11,057,000		286,000

Net increase (decrease) in cash and cash equivalents	(72,000)		(103,000)		297,000
Cash and cash equivalents, beginning of year	230,000		333,000		36,000

Cash and Cash Equivalents, End of Year	$158,000		$230,000		$333,000

Supplementary disclosure of non-cash Investing and Financing Activity:
Increase in goodwill and accrued liabilities for earnout liability	$442,000		$809,000		$522,000

Financing of annual insurance premium	$1,157,000		$959,000		$891,000

Non-cash consideration paid for acquisition of business (See Note 13)	$—		$1,186,000		$—

Non-cash purchase of fixed assets finance through capital leases	$561,000	$		$

(1)	See Note 18, “Employee Fraud”, of the accompanying notes to consolidated financial statements.
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PDG ENVIRONMENTAL, INC.
For the Three Years Ended January 31, 2007
NOTE 1 — NATURE OF BUSINESS
PDG Environmental, Inc. (the “Corporation”) is a holding Corporation which, through its wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, emergency response and restoration, loss mitigation and reconstruction, demolition and related services.
The Corporation provides these services to a diversified customer base located throughout the United States. The Corporation’s business activities are conducted in a single business segment – Environmental Services. Services are generally performed under the terms of fixed price contracts or time and materials contracts with a duration of less than one year, although larger projects may require two or more years to complete. The Corporation primarily operates in the North Eastern, Southern, and Western portions of the United States.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Corporation to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenue and expenses. The Corporation believes the most significant estimates and assumptions are associated with revenue recognition on construction contracts, valuation of acquired intangibles and valuation of contracts receivable, income taxes, stock based compensation and contingencies. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying consolidated financial statements.
Principles of Consolidation:
The accompanying consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiaries. All material inter-company transactions have been eliminated in consolidation.
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
Claims Recognition
Claims are amounts in excess of the agreed contract price (or amounts not included in the original contract price) that the Corporation seeks to collect from customers or others for delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price or other causes of unanticipated additional costs incurred by the Corporation. Recognition of amounts as additional contract revenue related to claims is appropriate only if it is probable that the claims will result in additional contract revenue and if the amount can be reliably estimated. The Corporation must determine if:
•	there is a legal basis for the claim;

•	the additional costs were caused by circumstances that were unforeseen by the Corporation and are not the result of deficiencies in our performance;

•	the costs are identifiable or determinable and are reasonable in view of the work performed; and

•	the evidence supporting the claim is objective and verifiable.
If all of these requirements are met, revenue from a claim is recorded only to the extent that the Corporation has incurred costs relating to the claim.
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts
Costs and estimated earnings in excess of billings on uncompleted contracts reflected in the consolidated balance sheets arise when revenues have been recognized but the amounts cannot be billed under the terms of the contracts. Such amounts are recoverable from customers based upon various measures of performance, including achievement of certain milestones, completion of specified units or completion of the contract. Also included in costs and estimated earnings on uncompleted contracts are amounts the Corporation seeks or will seek to collect from customers or others for errors or changes in contract specifications or design, contract change orders in dispute or unapproved as to scope and price or other customer-related causes of unanticipated additional contract costs (claims and unapproved change orders). Such amounts are recorded at estimated net realizable value when realization is probable and can be reasonably estimated. No profit is recognized on the construction costs incurred in connection with claim amounts. Claims and unapproved change orders made by the Corporation involve negotiation and, in certain cases, litigation. In the event that litigation costs are incurred by us in connection with claims or unapproved change orders, such litigation costs are expensed as incurred although the Corporation may seek to recover these costs. The Corporation believes that it has an established legal basis for pursuing recovery of these recorded unapproved change orders and claims, and it is management’s intention to pursue and litigate such claims, if necessary, until a decision or settlement is reached. Unapproved change orders and claims also involve the use of estimates, and it is reasonably possible that revisions to the estimated recoverable amounts of recorded claims and unapproved change orders may be made in the near-term. If the Corporation does not successfully resolve these matters, a net expense (recorded as a reduction in revenues), may be required, in addition to amounts that have been previously provided for. Claims against the Corporation are recognized when a loss is considered probable and amounts are reasonably determinable.
Cash and Cash Equivalents:
Cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Corporation maintains demand and money market accounts at several domestic banks. From time to time, account balances may exceed the maximum available Federal Deposit Insurance Corporation coverage. As of January 31, 2007 account balances exceeded the maximum available coverage.
Contracts Receivables and Allowance for Uncollectible Accounts
Contract receivables are recorded when invoices are issued and are presented in the balance sheet net of the allowance for uncollectible accounts. Contract receivables are written off when they are determined to be uncollectible. The allowance for uncollectible accounts is estimated based on the Corporation’s historic losses, the existing economic conditions in the construction industry and the financial stability of its customers.
Payments for services are normally due within 30 days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Corporation and the customer. Accounts receivable are not normally collateralized. The Corporation does not routinely charge interest on past due accounts receivable. As of January 31, 2006 and 2007, the Corporation’s risk of loss for contracts receivable was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates. Specific allowances for particular accounts receivable are recorded when circumstances indicate collection is doubtful. A general allowance for all accounts receivable based on risk related to the volume and age of all other accounts receivable is recorded to provide for unforeseen circumstances. Bad debt expense is reflected in other selling, general and administrative expenses on the Consolidated Statements of Operations when allowances on accounts receivable are increased or when accounts written off exceed available allowances.
Inventories:
Inventories consisting of materials and supplies used in the completion of contracts are stated at the lower of cost (on a first-in, first-out basis) or market.
Property, Plant and Equipment:
Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to thirty years. Equipment, which comprised the majority of the Corporation’s fixed assets are primarily depreciated over three to five-year lives. Depreciation expense totaled $1,049,000 and $689,000 in 2007 and 2006 respectively.
Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with Statement No. 142 “Goodwill and Other Intangible Assets” goodwill is reviewed at least annually for impairment. Unless circumstances otherwise dictate, annual impairment testing is performed in the fourth quarter
Income Taxes:
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
Stock Based Compensation
We account for stock-based awards under SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.
Fair Value of Financial Instruments
As of January 31, 2007, the carrying value of cash and cash equivalents, contract receivables, accounts payable and notes payable and current maturities of long-term debt approximated fair value because of their short maturity.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Corporation is currently evaluating the related impact and has yet to determine whether the adoption of FIN 48 will have a material effect on the Corporation’s results of operations, cash flows, or financial condition.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 is effective for the Corporation’s fiscal year ending January 31, 2007. The adoption of SAB 108 did not have a material effect on the Corporation’s results of operations, cash flows, or financial condition.
On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. Statement 159 is effective as of the beginning of the Corporation’s fiscal 2009 (February 1, 2008). Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We do not anticipate that the adoption of FASB Statement 159 will have a material effect on the Corporation’s results of operations, cash flows, or financial condition.
NOTE 4 — CONTRACTS RECEIVABLE
At January 31, 2007 and 2006, contract receivables consist of the following:

	2007	2006
		(As Restated)
Billed completed contracts	$13,989,000	$12,003,000
Contracts in Progress	9,058,000	12,340,000

	23,047,000	24,343,000

Less allowance for Uncollectible Accounts	(1,290,000)	(440,000)

Net Contracts Receivables	$21,757,000	$23,903,000

Contracts receivable at January 31, 2007 and 2006 include $1,603,000 and $2,474,000, respectively, of retainage receivables. At January 31, 2007, a portion of the retainage receivable balance, $500,000, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle. For the years ended January 31, 2007 one customer, a military base on the Gulf coast, represented 13% of the Corporation’s consolidated revenues. For the year ended January 31, 2006, no customer accounted for more than 10% of the Corporation’s consolidated revenues.
At January 31, 2007 and 2006, contracts receivable included $4,954,000 and $4,017,000, respectively, of billings which have been billed to the customer more than one hundred twenty days prior to the respective year-end. The Corporation continuously reviews the creditworthiness of customers and, when feasible, requests collateral to secure the performance of services.

At January 31, 2007 and 2006, approximately $1,290,000 and $440,000 were included as allowance for doubtful accounts.
NOTE 5 — COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
Details related to contract activity are as follows:

	January 31,
	2007	2006
		(As Restated)
Revenues earned on uncompleted contracts	$65,960,000	$61,062,000
Less: billings to date	63,774,000	57,932,000

Net Under Billings	$2,186,000	$3,130,000

Included in the accompanying consolidated balance sheets under the following captions:

	January 31,
	2007	2006
		(As Restated)
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,607,000	$5,174,000

Billings in excess of costs and estimated earnings on uncompleted contracts	(3,421,000)	(2,044,000)

Net Under Billings	$2,186,000	$3,130,000

At January 31, 2007, the Corporation had approximately $5.6 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $3.1 million of costs related to contract claims and unapproved change orders. Of the $21.8 million in contracts receivable, approximately $2.6 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
Accounts payable include amounts due to subcontractors totaling approximately $680,000 as of January 31, 2007. The retainage portion (pending completion and customer acceptance of certain jobs) is approximately $240,000 as of January 31, 2007.
During the year ended January 31, 2007, a $470,000 decrease in revenue and margin was recorded for a change in the estimated recovery from a contract claim in our Seattle office. During 2007, $500,000 of revenue and margin on a significant contract in claim status was written off.
During the year ended January 31, 2006, the Corporation increased the estimated contract costs and reduced the estimated contract margin by $1.8 million on a large longer-term contract. This resulted in negative margin of $641,000 being recorded in fiscal 2006 relative to that contract.
NOTE 6 — ACCRUED LIABILITIES
Accrued liabilities are as follows:

	January 31,
	2007	2006
		(As Restated)
Wages, commissions, bonuses and withholdings	$2,591,000	$2,077,000
Accrued union and fringe benefits	309,000	969,000
Additional acquisition consideration	281,000	680,000
Contractor’s finders fees	361,000	307,000
Other	465,000	461,000

Total Accrued Liabilities	$4,007,000	$4,494,000

Subsequent to January 31, 2007, the Phoenix office was closed due to lack of acceptable performance. Included in Accrued Liabilities-Other is a $105,000 provision to accrue a future non-cancellable lease obligation. This charge is included in “Non cash impairment for goodwill and operating lease” in the Consolidated Statement of Operations.
NOTE 7 — LONG-TERM DEBT
Long-term debt of the Corporation less amounts due within one year is as follows:

	January 31,
	2007	2006
		(As Restated)
Term loan due in monthly installments of $4,095 including interest at 7.75% due in August 2015	$277,000	$300,000

Equipment note due in monthly installments of $9,624 including interest at 7.25%, due in August 2009	269,000	361,000

Revolving line of credit expiring on June 6, 2008 and bearing interest at the prime rate	11,270,000	8,400,000

Equipment financed under capital leases, due in monthly installments of $10,486 including interest at 8.5% to 13%, due July 2011	366,000	136,000

Vehicles financed under capital leases, due in monthly installments of $9,661 including interest at 3% to 6%, due May 2012	301,000	—

Term note payable to the former shareholder of Flagship Restoration with interest at 6%, due August 25, 2006	—	375,000

	12,483,000	9,572,000
Less amount due within one year	322,000	513,000

	$12,161,000	$9,059,000

The cost and accumulated depreciation of equipment under capital lease obligations at January 31, 2007 is approximately $656,000 and $59,000, respectively. The cost and accumulated depreciation of vehicles under capital lease obligations at January 31, 2007 is approximately $594,000 and $293,000, respectively. The current portion of the total capital lease obligations is $207,000 at January 31, 2007.
The line of credit, equipment note and commitment for future equipment financing are at an interest rate of prime plus 1% with financial covenant incentives which may reduce the interest rate to either prime plus 1/2% or prime (at January 31, 2007 prime was 8.25%). The mortgage is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years.
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
At January 31, 2007 the line of credit available was approximately $13.3 million. This amount is based upon the borrowing base calculation which is a factor of qualified contracts receivable and a percentage of qualified inventory. On January 31, 2007, the balance on the line of credit was $11,270,000 with an unused availability of $2,063,000.
Sky Bank holds a blanket security interest in the assets of the Corporation.
Maturity requirements on long-term debt and capital lease obligations are $322,000 in fiscal 2008, $11,602,000 in fiscal 2009, $264,000 in fiscal 2010, $91,000 in fiscal 2011, $46,000 in fiscal 2012 and $158,000 thereafter.
The Corporation paid approximately $1,002,000, $490,000 and $405,000 for interest costs during the years ended January 31, 2007, 2006 and 2005, respectively.
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
The Sky Bank Revolving Line of Credit Agreement and subsequent amendments include various covenants relating to matters affecting the Corporation including the annual required evaluation of the debt service coverage, debt to worth, and the tangible net worth. The Corporation did not meet the covenant requirements as of January 31, 2007. Subsequent to year end, Sky Bank amended certain covenants which retroactively enabled the Corporation to be in compliance with their loan covenants at January 31, 2007. As part of the amendment the interest rate was increased to prime plus 1%.
NOTE 8 — INCOME TAXES
Significant components of the provision for income taxes are as follows:

	For the Years Ended January 31,
	2007	2006	2005
	(As Restated)
Current:
Federal	$107,000	$319,000	$178,000
State	11,000	106,000	205,000

	118,000	425,000	383,000

Deferred:
Federal	(2,532,000)	(580,000)	—
State	(262,000)	(106,000)	—

	(2,794,000)	(686,000)	—

Total income tax (benefit) provision	$(2,676,000)	$(261,000)	$383,000

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

	For the Years Ended January 31,
	2007	2006	2005
		(As Restated)
Tax at statutory rate	$(3,448,000)	$84,000	$873,000
State income taxes, net of federal tax benefit	(356,000)	70,000	135,000
Research and Development and Minimum Tax Credits	(180,000)	(393,000)	—
Non-deductible preferred stock dividend and accretion	800,000	380,000	—
Non-deductible stock option expense	—	—	—
Manufacturing deduction	—	(11,000)	—
Correction of Prior Period Tax Matters	413,000	—	—
Other	95,000	39,000	20,000
Change in valuation allowance	—	(430,000)	(645,000)

	$(2,676,000)	$(261,000)	$383,000

The significant components of the Corporation’s deferred tax assets as of January 31, 2007 and 2006 are as follows:

	January 31,
	2007	2006
		(As Restated)
Deferred tax assets:

Book over tax amortization	$327,000	$359,000
Allowance for doubtful accounts	498,000	176,000
Prospective refunds of federal income taxes	587,000	—
Net operating loss carryforwards	1,595,000	—
Research and Development and Alternative Tax Credit carryforwards	185,000	286,000
Accrued Liabilities	289,000	—
Other	127,000	8,000

Gross deferred tax assets	3,608,000	829,000

Deferred tax liabilities:

Tax over book depreciation	128,000	143,000

Gross deferred tax liabilities	128,000	143,000

Valuation allowance for deferred tax assets	—	—

Net deferred tax assets	$3,480,000	$686,000

The Corporation’s deferred tax assets are classified as follows:

	January 31,
	2007	2006
		(As Restated)
Current asset	$915,000	$470,000
Long term asset	2,565,000	216,000

Net deferred tax assets (liabilities)	$3,480,000	$686,000

At January 31, 2007, it was determined that the recognition of deferred income tax assets would be appropriate as it is more likely than not that all of the deferred tax assets would be realized. Therefore a valuation allowance reserve is not necessary at this time.
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
All goodwill generated in fiscal 2007 and 2006 is deductible.
At January 31, 2007, the Corporation has approximately $3.8 million of net operating loss carryforwards for federal income tax purposes expiring in 2027 and approximately $0.5 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2027.
The Corporation paid approximately $130,000, $1,251,000 and $60,000 for federal and state income and franchise taxes during the years ended January 31, 2007, 2006 and 2005, respectively. During the year ended January 31, 2007, the Corporation received a $400,000 refund of federal income tax payments made in the prior fiscal year. Subsequent to January 31, 2007 an additional $96,000 refund of federal income tax payments made in the prior fiscal year was received.
NOTE 9 — NOTES RECEIVABLE — OFFICERS
At January 31, 2007 and 2006, the Corporation had approximately $132,000 in notes receivable from its employees in the form of personal loans, which are due on demand. A breakdown of the notes receivable balance at January 31, 2007 by executive officer is as follows: John C. Regan, Chairman -$95,000 of principal and $55,000 of related accrued interest. Two other individuals owe the remaining $37,000. The notes and related accrued interest receivable are classified at January 31, 2007 and 2006 as Other Assets.
NOTE 10 — COMPENSATION PLANS
In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and all unvested stock options outstanding as of the effective date. The Corporation adopted the provision of the Statement effective February 1, 2006 using the “modified prospective transition” method.
Prior to the adoption of SFAS 123R, the Corporation had elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations in accounting for its employee stock options. Prior to the adoption of SFAS 123R, the Corporation disclosed pro forma information recording the fair value of stock based compensation and accounted for stock based compensation plans under the intrinsic value method established by APB 25 as previously permitted under SFAS 123.
Under APB 25, when the exercise price of the Corporation’s employee stock options equals the market price of the underlying stock on the measurement date, no compensation expense is recognized.
The Corporation maintains a qualified Incentive Stock Option Plan (the “Plan”), which provides for the grant of incentive options to purchase an aggregate of up to 5,000,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms.

No options were granted under the plan in fiscal year 2007.
In fiscal year 2006, options to purchase 815,500 shares of the Corporation’s common stock were granted under the Plan. In March 2005, 250,500 discretionary options were issued related to the achievement of goals relative to fiscal 2005 and vested on the grant date. In August 2005, options to purchase 470,000 shares of the Corporation’s common stock were issued to the former employees of Flagship upon the acquisition of Flagship by the Corporation. These options vest to the holder upon the passage of time. In January 2006, options to purchase 95,000 of the Corporation’s common stock were issued during fiscal 2006 upon the change in responsibilities for certain employees. These options vest upon the passage of time.
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
The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the “Employee Directors Plan”), which provides for the grant of options to purchase an aggregate of up to 500,000 shares of the Corporation’s common stock. Options to purchase 250,000 and 50,000 shares of the Corporation’s common stock at an exercise price of $1.52 per shares and $0.65 per share, respectively, have been granted under the Employee Director Plan. At January 31, 2007 all of the options granted under the Employee Directors Plan were exercisable.
The 1990 Stock Option Plan for Non-Employee Directors (the “Non-Employee Directors Plan”) provides for the grant of options to purchase an aggregate of up to 600,000 shares of the Corporation’s common stock. At January 31, 2007, all of the 410,250 outstanding options granted under the Non-Employee Directors Plan were exercisable at prices ranging from $0.26 per share to $2.23 per share. Options for 40,000 shares at an exercise price of $1.47 were granted during the current year. The options vested immediately at the date of the grant. During fiscal 2007, options to purchase 10,000 shares of the Corporation’s common stock at exercise price of $0.36 per share were exercised, resulting in proceeds of $3,600 to the Corporation. During fiscal 2006, options to purchase 20,000 shares of the Corporation’s common stock at exercise prices ranging from $0.26 to $0.43 per share were exercised, resulting in proceeds of $9,600 to the Corporation. During fiscal 2005, options to purchase 50,000 shares of the Corporation’s common stock at exercise prices ranging from $0.26 to $0.77 per share were exercised, resulting in proceeds of $25,200 to the Corporation.
In fiscal 2006, 100,000 shares of restricted stock were issued to an employee upon the execution of an employment agreement. The agreement provides that the shares vest ratably over the four-year term of the agreement; therefore, compensation expense ($48,000 per annum) is being recognized ratably over the vesting period.
The following table summarizes information with respect to the Plan for the three years ended January 31, 2007:

			Option
	Weighted Average	Number of	Price Range
	Exercise Price	Shares	Per Share
Outstanding at January 31, 2004	$0.46	2,946,534	$0.19 - $0.87

Forfeited — Reusable	$0.33	(47,500)	$0.19 - $0.87
Exercised	$0.19	(670,500)	$0.19 - $0.87

Outstanding at January 31, 2005	$0.46	2,228,534	$0.19 - $0.87

Granted	$1.21	815,500	$1.00 - $1.82
Forfeited — Reusable	$0.40	(78,250)	$0.19 - $0.87
Exercised	$0.50	(657,167)	$0.19 - $1.38

Outstanding at January 31, 2006	$0.73	2,308,617	$0.19 - $1.82

			Option
	Weighted Average	Number of	Price Range
	Exercise Price	Shares	Per Share
Forfeited — Reusable	$0.44	(84,000)	$0.19 - $0.87
Exercised	$0.55	(301,000)	$0.19 - $1.38

Outstanding at January 31, 2007	$0.76	1,923,617	$0.19 - $1.82

Exercisable at January 31, 2007	$0.68	1,473,167	$0.19 - $1.82

At January 31, 2006 and 2005, 1,589,167 and 1,455,334 options were exercisable at a weighted average exercise price of $0.61 and $0.46, respectively.
At January 31, 2007 the Corporation’s outstanding options relative to the Plan are as follows by exercise price range:

	Weighted Average	Number of	Weighted Average
Exercise Price Range	Exercise Price	Shares	Remaining Life
$0.00 to $0.50	$0.37	725,117	3.41
$0.50 to $1.00	$0.85	932,500	6.00
$1.00 to $1.50	$1.38	171,000	8.10
$1.50 to $2.00	$1.82	95,000	8.92

Total	$0.76	1,923,617	5.35

At January 31, 2007 the Corporation’s vested options relative to the Plan are as follows by exercise price range:

	Weighted Average	Number of	Weighted Average
Exercise Price Range	Exercise Price	Shares	Remaining Life
$0.00 to $0.50	$0.37	689,667	3.31
$0.50 to $1.00	$0.76	577,500	4.46
$1.00 to $1.50	$1.38	171,000	8.10
$1.50 to $2.00	$1.82	35,000	8.92

Total	$0.68	1,473,167	4.45

A total of 450,450 non-vested stock options were outstanding as of January 31, 2007, with 150,000 scheduled to vest in 2008, $145,000 in 2009, $126,500 in 2010, $12,450 in 2011 and $16,500 in 2012 unless forfeited earlier.
The corporation utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of the grant. The following tables include information regarding assumptions for 2007 grants under the corporation’s stock option plans and the weighted average fair values of options granted from 2005 through 2007.

Risk Free Interest Rate	5.0%
Expected Dividend Yield	0.0%
Expected Life of Options	10 years
Expected Volatility Rate	101.64%
          Options originally issued at or above market:

Weighted average fair value of options granted during 2005	—
Weighted average fair value of options granted during 2006	$1.05
Weighted average fair value of options granted during 2007	$1.38
Compensation expense for the fair value of share-based payment arrangements was $222,000 for 2007. Based on estimates for outstanding non-vested options as of January 31, 2007, the corporation anticipates future expense will be recognized of $167,000 during 2008, $150,000 during 2009, $108,000 during 2010, and $64,000 during 2011.
Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Corporation had accounted for its employee stock options under the fair value method of that Statement for fiscal 2006 and fiscal 2005. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 2006 and 2005: risk-free interest rates of 6%, 4% and 4% in fiscal 2006 and 2005, respectively; dividend yield of 0%; volatility factors of the expected market price of the Corporation’s common stock of 0.71 and 0.94 in fiscal 2006 and 2005, respectively; and a weighted-average expected life of the option of 8 years.
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Corporation’s pro forma information follows:

	Fiscal	Fiscal
Fiscal	06	05
	(As Restated)
Net income, as reported	$508,000	$2,186,000
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards net of related tax effects of $290,000 and $-0- for 2006 and 2005	(538,000)	(69,000)

Pro forma net income (loss)	$(30,000)	$2,117,000

Earnings per share:

Basic-as reported	$0.04	$0.20

Basic-pro forma	$0.00	$0.19

Diluted-as reported	$0.03	$0.19

Diluted-pro forma	$0.00	$0.18

The following table summarizes information with respect to non-qualified stock options for the three years ended January 31, 2007:

		Option
	Number of	Price Range
	Shares	Per Share
Outstanding and Exercisable at January 31, 2004	10,000	$0.65

No Activity	—	—

Outstanding and Exercisable at January 31, 2005	10,000	$0.65

No Activity	—	—

Outstanding and Exercisable at January 31, 2006	10,000	$0.65

No Activity	—	—

Outstanding and Exercisable at January 31, 2007	10,000	$0.65

NOTE 11 — PRIVATE PLACEMENT OF SECURITIES – JULY 2005
Common Private Placement
Securities Purchase Agreement
On July 1, 2005, the Corporation executed a securities purchase agreement (the “Common Purchase Agreement”) with various institutional and accredited investors (the “Common Investors”) pursuant to which it agreed to sell in a private placement transaction (the “Common Private Placement”) for an aggregate purchase price of $1,500,000 (a) 1,666,667 shares of the Corporation’s Common Stock, par value $0.02 per share (the “Common Shares”), (b) warrants to purchase 416,667 shares of the Corporation’s Common Stock at an exercise price of $1.11 per share (“First Common Offering Warrants”) and (c) warrants to purchase 416,667 shares of the Corporation’s Common Stock at an exercise price of $1.33 per share (“Second Common Offering Warrants” and, together with the First Common Offering Warrants, the “Common Offering Warrants”). The $0.90 purchase price per share for the Common Shares approximately represents 80% of the average of the daily volume weighted average price of the Common Stock for the 20 day period prior to the execution of the Common Purchase Agreement. The Corporation closed the Common Private Placement on July 6, 2005. On November 21, 2005 the Corporation’s registration statement covering the common stock, the common stock to be received upon the conversion of the preferred stock and the common stock to be received upon the exercise of the warrants for common stock was declared effective by the U.S. Securities and Exchange Commission.
Common Warrants
The First Common Offering Warrants issued to each Common Investor provide such Common Investor the right to purchase shares of the Corporation’s Common Stock, in aggregate, up to an additional 25% of the total number of Common Shares purchased by such Common Investor in the Common Private Placement at an exercise price of $1.11 per share. The First Common Offering Warrants contain a cashless exercise provision, whereby if at any time after one year from the date of issuance of this Warrant there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Warrant Holder, then the Warrant may also be exercised at such time by means of a “cashless exercise” in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The First Common Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Corporation’s capital stock, issuances of the Corporation’s securities for consideration below the exercise price and pro rata distributions of cash, property, assets or securities to holders of the Corporation’s Common Stock. If the First Common Offering Warrants are exercised in full in cash, the Corporation would receive upon such exercise aggregate proceeds of $462,500.
The Second Common Offering Warrant issued to each Common Investors provides such Common Investor the right to purchase shares of the Corporation’s Common Stock, in aggregate, up to an additional 25% of the total number of Common Shares purchased by such Common Investor in the Common Private Placement at an exercise price of $1.33 per share. The Second Common Offering Warrants contain a cashless exercise provision, whereby if at any time after one year from the date of issuance of this Warrant there is no effective Registration Statement registering, or no current prospectus available for, the resale of the Warrant Shares by the Warrant Holder, then the Warrant may also be exercised at such time by means of a “cashless exercise” in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The Second Common Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Corporation’s capital stock, issuances of Corporation’s securities for consideration below the exercise price and pro rata distributions of cash, property, assets or securities to holders of the Corporation’s common stock. If the Second Common Offering Warrants are exercised in full in cash, the Corporation would receive upon such exercise aggregate proceeds of $554,167.
The net proceeds to the Corporation from the offering, after costs associated with the Common Stock portion of the offering, of $1,349,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $360,000.
Preferred Private Placement
Securities Purchase Agreement
On July 1, 2005, the Corporation executed a securities purchase agreement (“Preferred Purchase Agreement”) with various institutional and accredited investors (the “Preferred Investors”) pursuant to which it agreed to sell in a private placement transaction (the “Preferred Private Placement”) for an aggregate purchase price of $5,500,000 (a) 5,500 shares of the Corporation’s Series C Convertible Preferred Stock, stated value $1,000 per share (the “Preferred Shares”), (b) warrants to purchase 1,375,000 shares of the Corporation’s Common Stock at an exercise price of $1.11 per share (“First Preferred Offering

Warrants”), (c) warrants to purchase 1,375,000 shares of the Corporation’s Common Stock at an exercise price of $1.33 per share (“Second Preferred Offering Warrants” and, together with the First Preferred Offering Warrants,” the “Preferred Offering Warrants”) and (d) warrants (“Over-Allotment Warrants”) to purchase (1) up to 1,375 shares of Series C Preferred Stock (the “Additional Preferred Shares”), (2) warrants to purchase up to 343,750 shares of Common Stock at $1.11 per share (“First Additional Warrants”) and (3) warrants to purchase up to 343,750 shares of Common Stock at $1.33 per share (“Second Additional Warrants” and, together with the First Additional Warrants, the “Additional Warrants”). The Preferred Private Placement closed on July 6, 2005.
On September 30, 2005, the Corporation’s shareholders approved to the Corporation’s Certificate of Incorporation to increase by 30 million the number of authorized shares of $0.02 par value common stock to a total of 60 million common shares. Subject to certain permitted issuances under the Preferred Purchase Agreement, the Corporation is also restricted from issuing additional securities for a period of six (6) months following the effective date of the Preferred Registration Statement without the prior written consent from the holders of the Preferred Shares.
All shares of the Series C Preferred Stock shall rank superior to the Corporation’s Common Stock, and any class or series of capital stock of the Corporation hereafter creates.
Preferred Warrants
The First Preferred Offering Warrants issued to each Preferred Investor provide such Preferred Investor the right to purchase shares of the Corporation’s Common Stock, in aggregate, up to an additional 25% of the total number of shares of Common Stock issuable upon the conversion of the Preferred Stock purchased by such Preferred Investor in the Preferred Private Placement at an exercise price of $1.11 per share. The First Preferred Offering Warrants contain a cashless exercise provision, whereby at any time the Warrant may also be exercised at such time by means of a “cashless exercise” in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The First Preferred Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Corporation’s capital stock, issuances of Common Stock for consideration below the exercise price and pro rata distributions of cash, property, assets or securities to holders of the Corporation’s common stock. If the First Preferred Offering Warrants are exercised in full in cash, the Corporation would receive upon such exercise aggregate proceeds of $1,526,250.
The Second Preferred Offering Warrants issued to each Preferred Investor provide such Preferred Investor the right to purchase shares of the Corporation’s Common Stock, in aggregate, up to an additional 25% of the total number of shares of Common Stock issuable upon the conversion of the Preferred Stock purchased by such Preferred Investor in the Preferred Private Placement at an exercise price of $1.33 per share. The Second Preferred Offering Warrants contain a cashless exercise provision, whereby at any time the Warrant may also be exercised at such time by means of a “cashless exercise” in which the Warrant Holder shall be entitled to receive common shares for the number of Warrant Shares equal to the appreciation in the warrant above the exercise price at the time of the exercise. The Second Preferred Offering Warrants expire five years from the date of issuance and contain adjustment provisions upon the occurrence of stock splits, stock dividends, combinations, reclassifications or similar events of the Corporation’s capital stock, issuances of the Corporation’s securities for consideration below the exercise price as well as pro rata distributions of cash, property, assets or securities to holders of the Corporation’s common stock. If the Second Preferred Offering Warrants are exercised in full in cash, the Corporation would receive upon such exercise aggregate proceeds of $1,828,750.
The net proceeds to the Corporation from the offering, after costs associated with the Preferred Stock portion of the offering, of $4,877,000 have been allocated among common stock and warrants based upon their relative fair values. The Corporation used the Black-Scholes pricing model to determine the fair value of the warrants to be $1,204,000.
Terms of the Preferred Stock
The rights and preferences of the Preferred Shares are set forth in the Certificate of Designation, Preferences and Rights of Series C Preferred Stock (the “Certificate of Designation”). The Preferred Shares have a face value of $1,000 per share and are convertible at any time at the option of the holder into shares of Common Stock (“Conversion Shares”) at the initial conversion price of $1.00 per share (the “Conversion Price”), subject to certain adjustments including (a) stock splits, stock dividends, combinations, reclassifications, mergers, consolidations, sales or transfers of the assets of the Corporation, share exchanges or other similar events, (b) certain anti-dilution adjustments. For a complete description of the terms of the Preferred Shares please see the Certificate of Designation.
Outstanding shares of preferred stock that have not been converted to common stock at the maturity date of July 1, 2009 are payable in cash along with the related 8% per annum dividend.
Beginning 120 days following effectiveness of the registration statement, the Corporation may mandatorily convert the Preferred Shares into shares of Common Stock, if certain conditions are satisfied including, among other things: (a) if the average closing bid price of the Corporation’s Common Stock during any 20 consecutive trading day period is greater than 150% of the conversion price, (b) the Preferred Registration Statement is currently effective, (c) the maximum number of shares of Common Stock issued upon such mandatory conversion does not exceed 100% of the total 5 day trading volume of our Common Stock for the 5 trading day period preceding the mandatory conversion date and (d) no mandatory conversions have occurred in the previous 30 trading days.
The Corporation consulted FAS 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, FAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Corporation’s Own Stock” in accounting for the transaction. The preferred stock has been recorded as a liability after consulting FAS 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, the Corporation’s stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per FAS 150, there is to be no reassessment of the non-substantive feature.
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For fiscal 2007 and 2006, the accretion of the aforementioned discount was $404,000 and $308,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the years ended January 31, 2007 and 2006 the accrued dividend was $345,000 and $277,000, respectively, for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. Of the total accrued dividend at January 31, 2007 and 2006 of $345,000 and $277,000, respectively, conversions of Series C Preferred Stock into Common Stock resulted in the conversion of $123,000 and $36,000 of dividends for the years ended January 31, 2007 and 2006, respectively. Therefore, $463,000 and $241,000 of dividends remain accrued at January 31, 2007 and 2006, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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

From late October 2005 through mid December 2005, all holders of shares of our Series C Preferred exercised their over-allotment warrants resulting in the issuance of (i) 1,375 shares of Series C Preferred, (ii) warrants to purchase 343,750 shares of the Corporation’s Common Stock at an exercise price of $1.11 per shares and (iii) warrants to purchase 343,750 shares of the Corporation’s Common Stock at an exercise price of $1.33 per share. The warrants expire five years from the date of issuance. The exercise of the over-allotment warrants resulted in proceeds of $1,375,000 to the Corporation.
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $110,000 and $31,000 for the years ended January 31, 2007 and 2006, respectively, and was classified as interest expense in the Statement of Consolidated Operations.
Registration Rights Agreements
In connection with the private placements in July 2005, the Corporation entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Corporation agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Corporation to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Corporation will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Corporation’s Registration Statement was declared effective by the Securities & Exchange Commission. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. On February 15, 2007 the Post Effective Amendment #4 was declared effective by the Securities & Exchange Commission. As of April 18, 2007 the Corporation has utilized forty-five of the permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.
Conversion of Preferred Stock to Common Stock
Beginning in late November 2005, four holders voluntarily converted 860 shares of Series C Preferred Stock and received 895,521 shares of Common Stock. The conversion resulted in 35,521 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion resulted in a charge against income in fiscal 2006 of approximately $502,000 for the related unamortized discount relative to the converted shares.
During the year ended January 31, 2007, seven holders voluntarily or in response to a mandatory conversion call by the Corporation, converted 2,202.5 shares of Series C Preferred Stock and received 2,325,631 shares of Common Stock. The conversion resulted in 123,132 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion resulted in a charge against income for the year ended January 31, 2007 of $1,214,000 for the related unamortized discount relative to the converted shares
Exercise of Warrants for Common Stock
During fiscal 2007, two warrant holders of the $1.11 and $1.33 per share exercise price warrants exercised for 618,055 shares of the Corporation’s Common stock with proceeds of $692,000 to the Corporation.
In fiscal 2006, one warrant holder of $1.11 per share exercise price warrants exercised for 390,625 shares of the Corporation’s common stock with proceeds of $434,000 to the Corporation.

Warrant Derivative Liability
Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation’s Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation’s Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritive guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the years ended January 31, 2007 and 2006 and the liability was recorded in accrued liabilities.
NOTE 12 — PRIVATE PLACEMENT OF SECURITIES — MARCH 2004
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
In connection with these transactions, the Corporation and the Investor entered into a Registration Rights Agreement. Under this agreement, the Corporation was required to file within ninety (90) days of closing a registration statement with the U.S. Securities and Exchange Commission for the purpose of registering the resale of the Shares and the shares of Common Stock underlying the Warrants. The Corporation’s registration statement was declared effective by the U.S. Securities and Exchange Commission on June 30, 2004. In the event that the Investor is not permitted to sell its Shares pursuant to the registration statement as a result of a permitted Black-Out Period (as defined in the Registration Statement) being exceeded or otherwise, then the Corporation will be obligated to pay the Investor liquidated damages equal to 18% of the Investor’s purchase price per annum.
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
NOTE 13 — ACQUISITION
On August 25, 2005, the Corporation, pursuant to an Asset Purchase Agreement, (the “Agreement”), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates – Commercial, Ltd., and Flagship Reconstruction Associates – Residential, Ltd. (“Flagship”), for

$5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due in semi-annual installments of $375,000 plus interest, 236,027 shares of the Corporation’s restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Corporation’s restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Corporation’s restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants expire five years from the date of closing. The warrants were exercised in January 2006 for the issuance of 400,000 shares of the Corporation’s common stock resulting in proceeds for $409,000 to the Corporation. The Agreement also includes earn-out provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Corporation is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At January 31, 2007, $934,000 had been earned relative to the earn-out agreement with $841,000 paid in fiscal 2007 to Flagship in accordance with the Agreement and an accrual of $93,000 remaining at January 31, 2007. (See Note 16).
The operations of the former Flagship operation were included in the Corporation’s operations subsequent to August 19, 2005. The composition of the purchase price and the related allocation is as follows:

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
During fiscal 2007 and 2006, amortization expense of the aforementioned intangibles was $700,000 and $292,000, respectively.

The following unaudited pro forma condensed results of operations assume that the acquisition was consummated on February 1, 2005 and 2004:

	Year Ended January 31,
	2006	2005
	(As Restated)
Sales	$96,135,000	$79,648,000

Net Income	$1,706,000	$1,865,000

Net income per common shares:
Basic	$0.11	$0.15

Dilutive	$0.10	$0.14

Weighted average shares outstanding:
Basic	15,252,000	12,814,000

Dilutive	17,049,000	13,685,000

NOTE 14 — PREFERRED STOCK — SERIES A
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
NOTE 15 — SALE OF FIXED ASSETS AND INVESTMENT IN JOINT VENTURE
During fiscal 2007, the Corporation sold certain fixed assets for $49,000 resulting in a loss of $17,000.
During fiscal 2006, the Corporation sold certain fixed assets and its investment in the IAQ Training Institute joint venture for $60,000 resulting in a gain of $58,000.
During fiscal 2005, the Corporation sold certain fixed assets for $131,000 resulting in a gain of $110,000.
NOTE 16 — GOODWILL
The changes in the carrying amount of goodwill for the years ended January 31, 2007 and 2006 are as follows:

	2007	2006
		(As Restated)
Balance, beginning of year	$2,316,000	$1,338,000

Goodwill acquired during the year	446,000	978,000

Impairment losses	(111,000)	—

Balance, end of year	$2,651,000	$2,316,000

Goodwill increased by $446,000 and $978,000 during the year ended January 31, 2007 and 2006, respectively, primarily due to the acquisition of the former Flagship operations in August 2005 and the accrual of additional purchase price consideration earned by the former owners of Tri-State Restoration, Inc. (“Tri-State”) and Flagship in accordance with Emerging Issues Task Force (“EITF 95-8”) “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination”. The payment of contingent consideration relative to Tri-State is based upon the operating income of the former Tri-State operation and payable annually based upon operating results through May 31, 2005. The payment of contingent consideration relative to Flagship is based upon the operating income of the former Flagship operation based upon operating results through February 2007.
During the quarter ended October 31, 2006, the Corporation determined that the goodwill related to its Northwestern operation was impaired due to the issues raised relative to the employee fraud discussed in Note 18, the Corporation’s intention to close the Seattle operation and the operating issues that the Corporation’s Northwest operations continue to experience. Therefore, a non-cash provision of $111,000 was made to reduce the goodwill related to that operation to zero.
In conformance with SFAS 142, “Goodwill and Other Intangible Assets,” we performed impairment tests based upon the year-end balances. No impairments were noted with the exception of the impairment mentioned above.
NOTE 17 — INTANGIBLE ASSETS
The components of intangible assets for the years ended January 31, 2007 and 2006 are as follows:

	2007	2006
		(As Restated)
Covenant-not-to-compete	$78,000	$408,000
Customer relationships	5,946,000	5,946,000
Subcontractor relationships	530,000	530,000
Deferred financing costs	210,000	228,000
Other	57,000	62,000

	6,821,000	7,174,000
Accumulated amortization	(1,405,000)	(1,012,000)

	$5,416,000	$6,162,000

Covenants-not-to-compete are amortized over the life of the respective covenant which range from 2 to 5 years. Customer relationships are amortized over the estimated remaining life of those relationships, which are three to ten years. Subcontractor relationships are amortized over the estimated remaining life of those relationships, which are estimated at five years. Deferred financing costs are amortized over the remaining life of the debt instrument which is one to one and one half years. Amortization expense was $786,000 and $403,000 for the years ended January 31, 2007 and January 31, 2006 respectively.
Amortization of intangibles during the next five fiscal years is anticipated to be as follows: 2008 - $731,000, 2009 — $701,000, 2010 — $701,000 and 2011 — $640,000 and 2012 — $577,000.
NOTE 18 — EMPLOYEE FRAUD
For the year ended January 31, 2007, the Corporation recorded a $920,000 non-recurring charge relative to employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Corporation’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees. The Corporation took immediate action including retaining legal counsel, fraud investigators, and forensic accountants to assist in determining the actual amount of the loss, appropriate legal action, and pursuit of insurance payments and other means of recovery for such losses. The Corporation was able to discover this incident through its internal control procedures, which alerted the Corporation to the issues, and the Corporation is confident that the fraudulent activities, while serious, are isolated.
As a result of the investigation, previously filed Quarterly Reports on Form 10-Q for the quarters ended April 30, 2006 and July 31, 2006 were amended and restated to correct an error caused by employee fraud, which increased the net loss by $421,000 for the six-months ended July 31, 2006. Additionally the previously filed Annual Report on Form 10-K for the year ended January 31, 2006 was restated and the previously reported net income was reduced by $388,000. The Forms 10-K/A and 10-Q/A were filed as amendments on January 18, 2007.
The non-recurring charge recorded in fiscal 2007 included $222,000 of professional costs incurred relative to the aforementioned investigation and restatement of previously filed financial statements.
The Corporation has filed a claim against the Corporation’s employee theft insurance policy. The insurance claim amount is $0.5 million. The Corporation will record the benefit as a component of Other Income when the recovery is assured and the amount is certain.
The Corporation has evaluated the impact of the employee fraud on its internal control over financial reporting and undertaken corrective measures (see “Item 9 – Controls and Procedures” within Management’s Discussion and Analysis).
NOTE 19 — NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended January 31,
	2007	2006	2005
	(As Restated)
Numerator:

Net Income (Loss)	$(7,177,000)	$508,000	$2,186,000
Preferred stock dividends and accretion of discount	—	—	—

Numerator for basic earnings per share—income available to common stockholders 643,000	(7,177,000)	508,000	2,186,000

Effect of dilutive securities:
Preferred stock dividends	—	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(7,177,000)	$508,000	$2,186,000

Denominator:

Denominator for basic earnings per share—weighted average shares	19,785,000	14,409,000	10,911,000

Effect of dilutive securities:
Employee stock options	—	1,220,000	871,000
Warrants	—	577,000	—

Dilutive potential common shares	—	1,797,000	871,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	19,785,000	16,206,000	11,782,000

Basic earnings per share	$(0.36)	$0.04	$0.20

Diluted earnings per share	$(0.36)	$0.03	$0.19

At January 31, 2007, 2006 and 2005; 2,609,000, 40,000 and 60,000 options, and 5,689,000, 2,000,000 and 2,000,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. Additionally, at January 31, 2006 the conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The Series C Redeemable Convertible Preferred Stock was not outstanding during fiscal 2005 or 2004.
At January 31, 2007 1,368,060 warrants for the purchase of the Corporation’s common stock at an exercise price of $1.11 per share, 2,321,178 warrants for the purchase of the Corporation’s common stock at an exercise price of $1.33 per share and 2,000,000 warrants for the purchase of the Corporation’s common stock at an exercise price of $2.00 per share were outstanding. The warrants with exercise prices of $1.11 and $1.33 per share expire on July 1, 2010 and the warrants with an exercise price of $2.00 per share expire on March 4, 2009.

NOTE 20 — COMMITMENTS AND CONTINGENCIES
The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $814,000, $713,000 and $562,000 for the years ended January 31, 2007, 2006 and 2005, respectively.
Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2007 aggregated $2,132,000 and payments due during the next five fiscal years are as follows: 2008 — $770,000, 2009 — $536,000, 2010 — $471,000, 2011 — $278,000 and 2012 — $77,000.
We are a party to a number of compliance proceedings which have arisen in the normal course of business. Compliance proceedings include payroll tax, union dues and safety violation assessments. All assessments are currently being disputed. We are unable to determine the resolution of these proceedings and have not accrued a liability for any of these items. We believe that the nature and number of these proceedings are typical for a construction firm of our size and scope.
We are a party to a number of legal proceedings brought against us which have arisen in the normal course of business. These proceedings typically relate to contract issues or counter claims. Litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and/or financial position for the period in which the ruling occurs. We currently believe, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows.
Any of our pending compliance or legal proceedings is subject to early resolution as a result of our ongoing efforts to settle. If and when any of these compliance and legal proceedings will be resolved through settlement is neither predictable nor guaranteed.
NOTE 21 — QUARTERLY RESULTS (UNAUDITED)
The Corporation had the following results by quarter:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year Ending January 31, 2007

Revenues	$16,368,000	$22,428,000	$19,783,000	$16,398,000	$74,977,000

Gross margin	1,146,000	3,294,000	2,011,000	655,000	7,106,000

Loss before income taxes	(3,136,000)	(1,415,000)	(1,632,000)	(3,670,000)	(9,853,000)

Net loss	$(2,160,000)	$(1,233,000)	$(1,997,000)	$(1,787,000)	$(7,177,000)

Earnings per share
Basic	$(0.12)	$(0.06)	$(0.10)	$(0.08)	$(0.36)
Diluted	$(0.12)	$(0.06)	$(0.10)	$(0.08)	$(0.36)

Year Ending January 31, 2006 (As Restated)

Revenues	$13,951,000	$16,320,000	$26,186,000	$21,724,000	$78,181,000

Gross margin	2,300,000	2,484,000	4,115,000	2,450,000	11,349,000

Income before income taxes	529,000	649,000	1,336,000	(2,267,000)	247,000

Net income	$326,000	$374,000	$1,005,000	$(1,197,000)	$508,000

Earnings per share
Basic	$0.03	$0.03	$0.07	$(0.09)	$0.04
Diluted	$0.02	$0.03	$0.05	$(0.09)	$0.03

PDG ENVIRONMENTAL, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (UNAUDITED)
For the years ended
January 31, 2007, 2006 and 2005

	Balance at	Additions		Balance
	beginning	charged		at close
	of year	to income	Deductions(1)	of year
2007
Allowance for doubtful accounts	$440,000	$1,037,000	$(187,000)	$1,290,000

2006
Allowance for doubtful accounts	$212,000	$282,000	$(54,000)	$440,000

2005
Allowance for doubtful accounts	$150,000	$200,000	$(138,000)	$212,000

(1)	Uncollectible accounts written off, net of recoveries.

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

4.6	Common Stock Purchase Warrant to purchase 150,000 shares of Common Stock of PDG Environmental, Inc. among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates – Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates – Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

4.7	Certificate of Designation of Series C Preferred Stock, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.8	Registration Rights Agreement between PDG Environmental, Inc. and Common Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.9	Form of Common Purchase Warrant issued to Common Investors, filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.10	Registration Rights Agreement between PDG Environmental, Inc. and Series C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.11	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.12	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.
4.13	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.1	Indemnity Agreement dated as of the first day of July 1990 by and among Project Development Group, Inc. and John C. and Eleanor Regan, filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.2	Assumption Agreement entered into as of the fourteenth day of December 1990 among Project Development Group, Inc., and John C. and Eleanor Regan, filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.3	PDG Environmental, Inc. Amended and Restated Incentive Stock Option Plan as of June 25, 1991, filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.4	PDG Environmental, Inc. 1990 Stock Option Plan for Employee Directors, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.5	PDG Environmental, Inc. 1990 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.6	Demand note between the registrant and John C. Regan, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.7	Demand note between the registrant and Dulcia Maire, filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.8	Loan Agreement dated August 3, 2000 between Sky Bank and PDG Environmental, Inc., PDG, Inc., Project Development Group, Inc. and Enviro-Tech Abatement Services Co. (as it appears at 4.4).

10.09	Employee Agreement dated February 15, 2004 for John C. Regan filed as Exhibit 10 of the PDG Environmental, Inc. Current Report on Form 8-K dated February 28, 2005, is hereby incorporated herein by reference.

10.10	Asset Purchase Agreement dated June 15, 2001 by and among Tri-State Restoration, Inc. Project Development Group, Inc. and PDG Environmental, Inc., filed as Exhibit 2 of the registrant’s Interim Report on Form 8-K dated July 6, 2001, is hereby incorporated herein by reference.

10.11	Stock Purchase Agreement between PDG Environmental, Inc. and Barron Partners LP, dated March 4, 2004 along with Registration Rights Agreement between PDG Environmental, Inc. and Barron Partners, First Warrant to purchase shares of PDG Environmental, Inc. and Second Warrant to purchase shares of PDG Environmental, Inc. filed as Exhibits 10.1, 10.2, 10.3 and 10.4 of the registrant’s Interim Report on Form 8-K dated March 12, 2004, is hereby incorporated herein by reference.

10.12	Promissory Note among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates – Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates – Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

10.13	Securities Purchase Agreement between PDG Environmental, Inc. and Common Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.14	Securities Purchase Agreement between PDG Environmental, Inc. and Series C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.15	Thirteenth Amendment to Loan Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit 10 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.16	Twelfth Modification of Open-Ended Mortgage and Security Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.17	Overline Facility Note D, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

14	Code of Ethics filed as Exhibit 14 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, is incorporated herein by reference.

21	* List of subsidiaries of the registrant.

23.1	* Consent of Malin Bergquist & Company, LLP.

23.2	* Consent of Parente Randolph, LLC.

24	* Power of attorney of directors.

31.1	* Certification Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Amended Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

*	Filed herewith.
(b)	Reports on Form 8-K

During the three months ended January 31, 2007, we filed the following Form 8-K reports:

Form 8-K filed December 14, 2006 containing Item 4.02a Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review for the quarters ended April 30, 2006 and July 31, 2006 and Item 8.01 Other Events discussing the Company’s inability to timely file Form 10-Q for the quarter ended October 31, 2006.

Form 8-K filed December 20, 2006 containing Item 4.02a Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review for the quarter ended October 31, 2006 and Item 8.01 Other Events discussing the Company’s inability to timely file Form 10-Q for the quarter ended October 31, 2006 by the extension due date of December 20, 2006.

Form 8-K filed January 18, 2007 containing Item 2.02 Results of Operations and Financial Condition for the quarter ending October 31, 2006 and Item 9.01 Pro forma Financial Information and Exhibits.