Form 10-K/A
period 2007-01-31
PDG ENVIRONMENTAL INC
filed 2007-05-31
CIK 771485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Common Stock, $0.02 par value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
     If this report is an annual or transition report indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant was $17,631,884 as of May 25, 2007, computed on the basis of the average of the bid and asked prices on such date.
As of May 25, 2007 there were 20,502,191 shares of the registrant’s Common Stock outstanding.
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended January 31, 2007, originally filed on May 16, 2007 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended January 31, 2007. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

1

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding the executive officers and directors of the Corporation.

Name, Age and
Principal Occupation	Certain Other Information
John C. Regan (63) Chairman, President, and Chief Executive Officer of PDG Environmental, Inc.	Mr. Regan has served in each of his present positions since December 1990 and has served as a Director since April 1989. He is the founder of Project Development Group, Inc., now our wholly-owned subsidiary, which engages in asbestos abatement and specialty contracting services, and has served as that corporation’s Chairman and President since 1984. Mr. Regan also served as Chairman of the Board of Directors of PDG Remediation, Inc. (PDGR), a company which provided remediation services to assist customers in complying with environmental laws and regulations, from July 1994 until August 1996.

Richard A. Bendis (60) President and CEO of True Product ID, Inc.	Mr. Bendis has served as a Director since 1986. Mr. Bendis became President and Chief Executive Officer of True Product ID, Inc. in March 2006. True Product produces integrators for anti-counterfeiting and surveillance applications and is a provider of integrated tracking devices. Prior to that, he had been the President and CEO of Innovation Philadelphia (IP) since 2001. IP is a public/private partnership dedicated to growing the wealth and the workforce of the Greater Philadelphia Region. Prior to 2001, he was President and CEO of Kansas Technology Enterprise Corporation (KTEC), an entity formed to encourage investment and growth in the State of Kansas. Mr. Bendis has been a corporate executive with Quaker Oats, Polaroid, Texas Instruments, Marion Laboratories, Kimberly Services and Continental Healthcare Systems. Continental was an Inc. 500 company, which he successfully took public on NASDAQ. In addition, Mr. Bendis founded and managed R.A.B. Ventures, a venture capital firm which invested in early-stage technology and healthcare businesses. He is a frequent international consultant and speaker for the United Nations, NATO and The European Commission.

Edgar Berkey (66) Retired	Dr. Berkey has served as Director since 1998. Dr. Berkey is retired and is a nationally recognized expert on environmental technologies. Prior to his retirement in 2006, he was the Vice President and Chief Science Officer of Concurrent Technologies Corp. (CTC). He is a member and Chairman of several environmental advisory committees for the U.S. Department of Energy and formerly on the Science Advisory Board of the U.S. Environmental Protection Agency. He also chairs the Scientific Advisory Board of the North America Environmental Fund, LP, which invests in emerging environmental companies that can benefit from NAFTA. Dr. Berkey is the former President and co-founder of the Center for Hazardous Materials Research. Dr. Berkey previously served on the Corporation’s Board of Directors from 1991-1995. He resigned from the Corporation’s Board of Directors in 1995 to serve as a Director of PDG Remediation, Inc., which at that time was an affiliate of the Corporation. He resigned from the Board of Directors of PDG Remediation, Inc. in 1996.

Name, Age and
Principal Occupation	Certain Other Information
James D. Chiafullo (49) Shareholder/Director, Cohen & Grigsby Secretary of PDG Environmental, Inc.	Mr. Chiafullo has served as a Director since July 1998 and as Secretary since May 2003. Since 1999, Mr. Chiafullo has been a Director in the law firm of Cohen & Grigsby, P.C. headquartered in Pittsburgh. Prior to joining Cohen & Grigsby, P.C., Mr. Chiafullo was a Partner with Thorp Reed & Armstrong LLP. Prior to joining Thorp Reed & Armstrong, LLP, Mr. Chiafullo was a lawyer with Gulf Oil Corporation in Houston, Texas. Cohen & Grigsby, P.C. provide legal services to us. Mr. Chiafullo is a member of the Board of Directors of the Western Pennsylvania Epilepsy Foundation and of the Community Bank Board of First National Bank of Pennsylvania.

Edwin J. Kilpela (61) Retired	Mr. Kilpela has served as a Director since July 1997. Mr. Kilpela is retired. From 2003 until his retirement in 2006, he served as the President and CEO of Soil Safe, Inc. a privately held environmental company located in Baltimore, MD. From 1998 until 2002, Mr. Kilpela was an independent business consultant to small and mid-sized environmental companies. From 1997 to 1998 he was President and Chief Executive Officer of Noxso Corporation, a developmental environmental company. From 1996 until 1997 he was President of Ansaldo Ross Hill. Mr. Kilpela was with Westinghouse Electric Corporation from 1968 to 1996 including serving as General Manager of the Environmental Services Division from 1991 to 1996.

Nicola (“Nick”) Battaglia (40) Chief Financial Officer PDG Environmental, Inc.	Effective May 23, 2007, Mr. Battaglia was named Chief Financial Officer. Prior to joining our company, Mr. Battaglia worked at StanCorp Financial Group, a public financial services company, as Assistant Vice President of the Asset Management Group. From 1999 to 2006, Mr. Battaglia served as Chief Financial Officer and Treasurer of Invesmart where he oversaw the accounting/tax, finance and treasury functions of the company. Prior to that, Mr. Battaglia worked for 11 years at Arthur Andersen where he provided audit, accounting and business advisory services for a diverse client base.
EXECUTIVE OFFICERS

Executive Officers
Name	Age	Position Held
John C. Regan	63	Chairman, President, and Chief Executive Officer

Todd B. Fortier	52	Chief Financial Officer (a)

James D. Chiafullo	49	Secretary (b)
The registrant has determined that there are no other executive officers other than the officers identified above.

(a)	Mr. Fortier reigned as Chief Financial Officer effective April 2, 2007. Nick Battaglia has been named Chief Financial Officer effective May 23, 2007.

(b)	Mr. Chiafullo has served as Secretary of the registrant since May 2003.
Board Composition and Committees
Our Board of Directors is currently comprised of five directors and currently has three committees: the Audit Committee, the Compensation Committee and the Nominating Committee.
Audit Committee
The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our internal accounting staff and our independent auditors. The Audit Committee’s function is to review our quarterly and annual financial statements with our independent accountants and management; review the scope and results of the examination of our financial statements by the independent accountants; approve all professional services performed by the independent accountants and related fees; recommend the retention or replacement of the independent accountants and periodically review our accounting policies and internal accounting and financial controls. The Audit Committee is also responsible for establishing and overseeing our internal reporting system relating to accounting, internal accounting controls and auditing matters. The Audit Committee is governed by a written charter adopted in 2000 and subsequently amended by our Board of Directors.
The Audit Committee presently consists of Messrs. Bendis, Berkey and Kilpela. Mr. Bendis serves as Chairman of the Audit Committee. The Board has determined that Mr. Bendis is an “audit committee financial expert”, as that term is defined in Item 401(h)(2) of Regulation S-K. The Board of Directors has also determined that all of the members of the Audit Committee are “independent” as defined by applicable SEC rules.
The Audit Committee met 4 times during the fiscal year ended January 31, 2007.
Compensation Committee
The Compensation Committee is responsible for administering the Corporation’s Employee Incentive Stock Option Plan, designating the employees eligible to participate in such plan, the number of options to be granted and the terms and conditions of each option. The Compensation Committee also reviews the performance of the Corporation’s Chief Executive Officer and makes recommendations with respect to the compensation of the Corporation’s Chief Executive Officer. The Compensation Committee consists of Messrs. Berkey, Chiafullo and Kilpela. The Compensation Committee did not meet during the fiscal year ended January 31, 2007. For the hiring of Mr. Battaglia as the new Chief Financial Officer of the Company, the Board as a whole determined the terms of his employment. Mr. Kilpela serves as chairman of the Compensation Committee. The Board of Directors believes that all of the members of the Compensation Committee meet the independence standards of the SEC and are “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.
Nominating Committee
The Nominating Committee makes recommendations to the Board of Directors regarding the size and composition of the Board of Directors.
The Nominating Committee presently consists of Messrs. Kilpela, Bendis and Berkey with Mr. Berkey serving as Chairman. The Nominating Committee did not meet during the fiscal year ended January 31, 2007 but did consider candidates for the Board of Directors. The Board of Directors has determined that each member of the Nominating Committee is “independent” under applicable SEC rules.
Identification and Evaluation of Nominees for Directors
The Nominating Committee regularly assesses the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Nominating Committee considers various potential candidates for director. Candidates may come to the attention of the Nominating Committee through current members of the Board, professional search firms, employees, stockholders or other persons. These candidates are evaluated at regular or special meetings of the Nominating Committee, and may be considered at any point during the year.
The Nominating Committee considers properly submitted stockholder recommendations for candidates for the Board. In evaluating such recommendations, the Nominating Committee uses the same qualification standards as are used for all other candidates. To recommend a prospective nominee for the Nominating Committee’s consideration, a stockholder must have held no less than 10,000 shares of our stock for a continuous 12-month period. Stockholder recommendations must be submitted in writing to the Corporation’s Corporate Secretary at PDG Environmental, Inc., 1386 Beulah Road, Building 801, Pittsburgh, PA 15235 and must include (a) the proposed candidate’s personal and business information, (b) the class and number of Corporation’s securities he/she owns, (c) a description of all arrangements or understandings between the stockholder and the nominee and any other person or persons (naming such persons or persons) pursuant to which the nomination is to be made by the stockholder and (d) all other information regarding the stockholder’s proposed nominee that is required to be disclosed in solicitations of proxies for elections of directors in an election contest, or is otherwise required, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and Rule 14a-11 thereunder (including such person’s written consent to be named in the proxy statement as a nominee and to serving as a director if elected). Recommendations must also be accompanied by personal references including a supporting statement from the recommending stockholder regarding a proposed candidate’s character and judgment.
In addition, the bylaws of the Corporation permit stockholders to nominate directors for election at an annual stockholder meeting. To nominate a director, the stockholder must deliver a proxy statement and form of proxy to holders of a sufficient number of shares to elect such nominee and comply with all other requirements set forth in our bylaws and Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended. In addition, the stockholder must give timely notice to the Corporate Secretary of the Corporation in accordance with the bylaws of the Corporation which, in general, require that the notice be received by the Corporation Secretary of the Company within the time period described below under “Stockholder Proposals.”
The Nominating Committee utilizes a variety of methods for identifying and evaluating candidates for director. In evaluating the qualifications of the candidates, the Nominating Committee considers many factors, including, issues of character, judgment, integrity, independence, age, expertise, diversity of experience, length of service, other commitments and other characteristics which the Nominating Committee deems important in their directors. A candidate should have sufficient financial or accounting knowledge to add value to the financial oversight role of the Board of Directors. The Nominating Committee evaluates such factors, among others, and does not assign any particular weighting or priority to any of these factors. The Nominating Committee also considers each individual candidate in the context of the current perceived needs of the Board as a whole. While the Nominating Committee has not established specific minimum qualifications for director candidates, the Nominating Committee believes that candidates and nominees must reflect a Board that is comprised of directors who have competency in the following areas: (i) industry knowledge; (ii) accounting and finance (including expertise of at least one director who would qualify as a “financial expert” as that term is defined the SEC rules; (iii) business judgment; (iv) management; (v) leadership; (vi) business strategy; (vii) crisis management; (viii) corporate governance; (ix) risk management and (x) such other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members.
Code of Ethics
We have adopted a Code of Business Ethics for directors and executive officers (including our principal executive officer and principal financial officer) (the “Code of Ethics”). A copy of the Code of Ethics is available upon request, free of charge, by contacting our Corporate Secretary at PDG Environmental, Inc., 1386 Beulah Road, Building 801, Pittsburgh, PA 15235.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Messrs. Berkey, Chiafullo and Kilpela. None of these individuals served as one of the Corporation’s compensated officers or employees at any time during the fiscal year ended January 31, 2007. Mr. Chiafullo has served as corporate secretary, a non-compensated position. None of the Corporation’s current executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or compensation committee.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of common stock and other equity securities of ours with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners. During the fiscal year ended January 31, 2007, we believe that all of our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Compensation program objectives and philosophy
Because we are still a founder-managed company and not a heavily executive laden company and because John Regan, the founder, is subject to an employment agreement with the Company that provides for annual automatic renewal, the extent of the work by the Compensation Committee has been limited. In particular, the annual work of the Compensation Committee is to meet and decide the annual compensation for the Principal Executive Officer (“PEO”) and any bonuses for the then just completed year. This year the members of the Compensation Committee concluded, without a meeting, that no additional base salary was to be paid and that no bonus or equity award needed to be made.

In doing so, the Compensation Committee has considered the commitment, effort, effectiveness of the PEO and most importantly the performance of the Company and shareholder value created by the PEO’s leadership.
The future of the Company requires that a plan and compensation philosophy be in place to hire and maintain talented executives in the future. For this reason, the Committee plans to adopt a charter soon. In developing our guidelines and ultimately our charter, the following principles are likely to figure greatly in them:
•	To pay salaries that are competitive in our industry and our geographical market.

•	To use, assuming that it makes sense for the Company, executive pay practices that are commonly found in companies engaged in a similar industry.

•	To maintain a ‘pay for performance’ outlook, particularly in our incentive programs.

•	To pay salaries, and award merit increases, on the basis of the individual executive’s performance and contributions to our organization.
To attain these goals, we have created an executive compensation program which consists of base pay, a short term cash bonus program and a stock option program and employee benefits.
Our executive compensation program rewards executives for company and individual performance. Company and individual performance are strongly considered when we grant base pay increases and equity awards. The pool of funds to be used for our short term bonus program is decided by the Board of Directors. For all management and supervising employees of the Company, other than the PEO, the PEO decides such bonuses. The Board, with the recommendation of the Compensation Committee, decides the PEO’s bonus, if any. For the fiscal year ended January 31, 2007, no bonus was paid to the PEO because of the loss incurred in the operation of the business.
Recently the Company hired Nick Battaglia as its Chief Financial Officer. Mr. Battaglia’s compensation package, which was determined and approved by the Board as a whole, deliberately placed more emphasis on the long-term stock options. In particular, Mr. Battaglia received 500,000 stock options that vest over a five-year period. The Board feels that the grant of these options will align the financial interest of Mr. Battaglia with the economic interests of the stockholders.
The role of the Compensation Committee
Our Compensation Committee has not adopted a formal charter. The Compensation Committee performs the following functions regarding compensation for the named executive officers (“ NEOs”):
•	Review and approve the Company’s goals relating to Principal Executive Officer (“PEO”) compensation.

•	Evaluate the PEO’s performance in light of the goals.

•	Make recommendations to the board regarding compensation to be paid to the other NEOs.

•	Annually review, for all NEOs, annual base salary, short term bonus, long term incentives, employment-related agreements and special benefits.
The components of our executive compensation program
Our executive compensation program consists of three elements: base pay; short term cash bonus and grants of fair market value options in our stock. We use this mix of programs for a variety of reasons:
•	As a package, these types of programs are typically offered by the types of companies from which we would seek executive talent.

•	As a package, these particular programs provide both a current and a long term incentive for the executive officers, thereby aligning the executives’ interests with shareholders.

•	These programs, as a package, provide the executives with short and long term rewards; this serves as a retention, as well as a motivational, device for the executives.
We believe that the package of executive compensation programs that we offer fits our needs well. Our program is competitive; we are able to attract and retain the executive talent that we need to successfully run our business. We do not maintain any type of non-qualified deferred compensation program (either a defined benefit or a defined contribution program) for executives We currently believe that the long term incentive component of our executive compensation program, which uses fair market value stock options, provides executives with an incentive as well as putting a portion of their compensation at risk if our share price declines; we do not currently feel the need to provide additional long term incentives to our executives. In regard to our PEO, we believe that his holdings of Company Stock are a strong incentive to him to manage the Company in a manner that maximizes stockholder value.
Taken as a whole, we believe that our executive compensation program is a cost-effective method of providing competitive pay to our NEOs.
Our process for setting executive pay
The Compensation Committee’s focus is to determine the compensation of the Principal Executive Officer and to review the proposals of the Principal Executive Officer regarding the compensation for his direct reports, which include the NEOs.
Our process for determining the value of each component of executive pay functioned in the following manner for 2007:
Base pay: Base compensation for all of our NEOs is either provided for in their respective employment agreements or based on market rates. The Principal Executive Officer makes a recommendation for executive base pay increases to the Compensation Committee. The Compensation Committee reviews the information provided by the Principal Executive Officer and its supporting data, and makes a determination of annual base pay increases. There were no base pay increases to the NEOs in 2007.
Annual bonus: Our annual bonus program for executives is based on the discretion of the Compensation Committee. No annual bonuses were awarded to NEOs in 2007.
As the bonus awards are not determined based on any particular Company metric or metrics related to financial performance, the Company does not have a policy that would require that recipients return the bonus to the Company in the event that a restatement of the Company’s financial statements results in a detriment to the Company.
Equity grants: In connection with the award of equity grants, the Principal Executive Officer provides the Compensation Committee with a proposal for equity grants as part of the employment contract process. The amount of the grant is based on various factors, including the equity grant ranges for the position which the Company maintains. The Compensation Committee reviews the Principal Executive Officer’s proposal and the underlying information, and makes its determination as to the grant. There were no equity grants to the NEOs in 2007. Mr. Battaglia was granted 500,000 options in fiscal 2008.
We establish the exercise price for our options in the following manner:
For a new hire, the Board approves the grant and establishes the price based on the Company’s closing price on the day of Compensation committee approval; however, if the executive has not yet started employment as of the date of Compensation Committee approval, the price is set as the Company’s closing price on the executive’s first day of work.
For a new contract for a current executive, the Board approves the grant and establishes the price based on the Company’s closing price on the day of Board approval.
Amounts realized in a prior year from annual bonuses or equity awards are not a factor in determining current year equity grants.
We believe that the grant of fair market value stock options, even though there is now a financial statement impact before the options are exercised, continues to provide substantial benefits to the Company and the executive. We benefit because:
•	The options align the executive’s financial interest with the shareholders’ interest.

•	As we do not maintain any other long term incentive plans or non-qualified deferred compensation programs, the options help us retain the executives.
The executives benefit because:
•	They can realize additional income if our shares increase in value.

•	They have no personal income tax impact until they exercise the options.

We do not maintain any equity ownership guidelines for our NEOs. We have adopted a corporate policy which expressly prohibits any NEO from trading in derivative securities of our Company, short selling our securities, or purchasing our securities on margin at any time. We do not time the granting of our options with any favorable or unfavorable news relating to our Company. Proximity of any awards to an earnings announcement, market event or other event related to us is purely coincidental.
Because we feel that each of our NEOs provides unique services to us, we do not use a fixed relationship between base pay, short term bonus and equity awards. When the Compensation Committee or the full Board makes the final decisions about a NEOs total compensation package for a year, the three elements (base pay, short term bonus and equity award) are considered both individually and as a complete package. We do not take into account amounts that a NEO may have realized in a year as a result of short term bonus awards or stock option exercises when we establish pay levels and goals for the current year. Overall, we believe that our total compensation program for executives is reasonable while being competitive with market peers.
Summary Compensation Table
The following table sets forth for the fiscal year ended January 31, 2007, compensation awarded to, paid to, or earned by, our Chief Executive Officer and our Chief Financial Officer who served in such capacity during such fiscal year (the “Named Executive Officers”):
Summary Compensation Table

								Change in
								Pension Value
								and
								Nonqualified
							Non-Equity	Deferred	All Other
Name and			Salary		Stock	Option	Incentive Plan	Compensation	Compensation
Principal			(A)	Bonus	Award (s)	Awards	Compensation	Earnings	(B)
Position	Year		($)	($)	($)	($)	($)	($)	($)	Total

John C. Regan, Chairman & CEO		2007	250,000	—	—	—	—	—	36,550	286,550

Todd B. Fortier, CFO(C)		2007	152,345	—	—	—	—	—	—	152,345

(A)	Represents actual cash compensation.

(B)	All Other Compensation consists of the following:

*$7,600 in annual auto allowance

*$6,800 in annual club membership dues

*$4,650 in personal financial planning services

*$17,500 in Supplemental Life & Disability Premiums

(C)	Mr. Fortier resigned as CFO in April 2007. Mr. Nick Battaglia has been named the new CFO effective May 23, 2007.

Grants of Plan-Based Awards for 2007
There were no grants of Plan-Based Awards to NEOs for the fiscal year ended January 31, 2007.
Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Number of
Shares
	Acquired	Value	Number of	Value
	on	Realized on	Shares	Realized
	Exercise	Exercise	Acquired on	on Vesting
Name	(#)	($)	Vesting (#)	($)
(a)	(b)	(c)	(d)	(e)

John C. Regan, Chairman & CEO	50,000	$55,700	—	—

Todd B. Fortier, Chief Financial Officer	—	—	—	—
Outstanding Equity Awards at Year End
The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on January 31, 2007. There were no other outstanding equity awards as of January 31, 2007.

			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying	Option
Name and	Unexercised	Unexercised	Unexercised	Exercise	Option
Principal	Options (#)	Options (#)	Unearned	Price	Expiration
Position	Exercisable	Unexercisable	Options	($)	Date
(a)	(b)	(c)	(d)	(e)	(f)

John C. Regan, Chairman & CEO(1)	60,000	—	—	$0.396	3/16/2008
	10,000	—	—	$0.957	1/31/2009
	10,000	—	—	$0.583	1/31/2010
	20,000	—	—	$0.44	1/31/2011
	20,000	—	—	$0.506	1/8/2012
	20,000	—	—	$0.209	1/31/2013
	50,000	—	—	$0.65	5/14/2010
	250,000	—	—	$1.52	2/22/2015

Todd B. Fortier, Chief Financial Officer(2)	5,000	—	—	$0.79	3/16/2008
	4,000	—	—	$0.87	1/31/2009
	10,000	—	—	$0.87	1/31/2009
	4,000	—	—	$0.53	1/31/2010
	10,000	—	—	$0.53	1/31/2010
	10,000	—	—	$0.40	1/31/2011
	10,000	—	—	$0.46	1/8/2012
	10,000	—	—	$0.46	1/8/2012
	5,000	—	—	$0.69	1/31/2014
	10,000	—	—	$1.38	3/21/2015
(1) All options issued to Mr. Regan are vested as of January 31, 2007.
(2) All options issued to Mr. Fortier are vested as of January 31, 2007.

Post- employment compensation
Mr. Regan has an employment agreement, effective March 15, 2004 for a three-year term. Upon the expiration of the basic three-year term of the agreement, the agreement is automatically renewed for a one-year period until such time as we elect to terminate Mr. Regan’s employment agreement. The agreement provided for a $250,000 annual base salary. The base salary and life and disability insurance benefit shall continue for a three-year period following the date of termination, the death of Mr. Regan, the disability of Mr. Regan or Mr. Regan’s resignation due to a substantial change in ownership of our company or membership of the Board of Directors. In addition, all of Mr. Regan’s rights under the Company’s stock option and incentive plan and all other incentive bonus plans shall fully and completely vest upon the date of such termination and any early termination provisions provided for in such plans shall not apply to rights or options granted to Mr. Regan.
A termination for ‘cause’ occurs if Mr. Regan has:
•	been adjudicated guilty of illegal activities involving moral turpitude by a court of competent jurisdiction;

•	committed any act of fraud or intentional misrepresentation intended to harm the Company;

•	engaged in serious misconduct, which conduct has materially adversely affected the good will or reputation of the Company and which conduct Mr. Regan has not cured within 10 days following written notice from the Board regarding such conduct;

•	materially breached the employment agreement, and which breach Mr. Regan has not cured within 30 days following written notice from the Board regarding such breach;

•	habitually failed to perform the duties and responsibilities of his employment as set forth in his employment agreement or as may be assigned or delegated to him from time to time by the Company or the Board, and which failure Mr. Regan has not cured within 30 days following written notice from the Board regarding such failure;
If Mr. Regan is terminated for cause, he shall receive only six months of base salary and life and disability insurance benefit.
A “substantial change in ownership” means:
•	the sale of over 50% of our assets; or

•	the replacement or change of over 65% of the Board in one fiscal year.
For purposes of the table information regarding post employment payments, we assume the following:
•	Mr. Regan does not have any severance benefit reduced as a result of obtaining employment with a new employer.

•	For substantial change in ownership purposes, a substantial change in ownership occurred on January 31, 2007.

•	Termination of employment occurs on January 31, 2007, and the termination of employment for substantial change of ownership purposes is not for cause.
Post-Employment Payments Table

		Severance	Death,
	Severance	Not for	Disability or	Change in
Name and Principal Position	for Cause	Cause	Retirement	Control

John C. Regan, Chairman & CEO	$133,750	$802,500	$802,500	$802,500

Todd B. Fortier, Chief Financial Officer	$0	$0	$0	$0

Compensation of Directors
The following table sets forth the compensation paid to our non-employee directors in 2007.

	Fees
	Earned
	or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Richard A. Bendis	$26,000	$0	$13,800	—	—	—	$39,800

Edgar Berkey	$16,000	$0	$13,800	—	—	—	$29,800

James D. Chiafullo	$16,000	$0	$13,800	—	—	—	$29,800

Edwin J. Kipela	$16,000	$0	$13,800	—	—	—	$29,800
Each non-employee director of the Corporation receives an annual retainer of $10,000, upon such director’s initial election or re-election to the Board of Directors and a $1,500 per meeting fee plus reimbursement for their actual expenses incurred in attending such meetings (excluding telephonic meetings). In addition, the Corporation has established the 1990 Non-Employee Director Stock Option Plan (the “Non-Employee Plan”) which provides for the grants of options to non-employee directors to purchase an aggregate of up to 600,000 shares of Common Stock. Under the Non-Employee Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted subject to adjustment as provided in the plan. The options expire ten years from the date of grant. Options granted under the Non-Employee Plan do not qualify as incentive stock options under the Internal Revenue Code.
During the last fiscal year, the Corporation granted and vested options covering 10,000 shares of common stock to each non-employee director of the Corporation at an exercise price per share of $1.47, which was the fair market value of such shares on the date the options were granted. The options expire ten years from the date of grant.
Employee directors are not compensated in their role as directors with the exception of grants under the 1990 Employee Director Stock Option Plan (the “Employee Director Plan”) pursuant to which options to purchase an aggregate of up to 500,000 shares of Common Stock, subject to the amendment to the Employee Director Plan proposed for this meeting and subject to adjustment in the event of any change in the Common Stock, may be granted to employee directors. Under the Employee Director Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted. The Corporation did not grant any options under the Employee Director Plan in the fiscal year ended January 31, 2005. On February 15, 2005, the Corporation’s Chairman and Chief Executive Officer was awarded stock options for 250,000 shares of the Corporation’s common stock under the terms of the Employee Director Stock Option Plan in conjunction with his execution of a new employment agreement.
Compensation Committee Report
The Compensation Committee has reviewed the Compensation Discussion and Analysis included above, and has reviewed this document with members of our management team. Based upon the review and discussions that the Compensation Committee had with management regarding the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our annual report.

Members of the Compensation Committee:
James D. Chiafullo
Edgar Berkey
Edwin J. Kipela, Chairman
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table is as of the end of the most recent fiscal year ended January 31, 2007 and reflects all compensation plans under which equity securities of the Corporation are authorized for issuance.

	(a)	(b)	(c)
Plan Category			Number of
Securities
	Number of	Weighted	remaining available
	Securities	average	for future
	to be issued upon	Exercise price of	issuances under
	exercise of	Outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants	securities reflected
	and rights	and rights	in column (a))

Equity compensation plans approved by security holders (1)	2,633,887	$0.87	881,219

Equity compensation plans not approved by security holders (2)	10,000	$0.65	—

Total	2,643,887	$0.87	881,219

___________________
(1) Includes the Incentive Stock Option Plan, the Stock Option Plan for Non-Employee Directors and the Stock Option Plan for Employee Directors
(2) Includes 10,000 non-qualified stock options issued to Richard Bendis, our director, for consulting performed in 1991. The options are at an exercise price of $0.65 and expire on May 14, 2010.
Security Ownership
The following table sets forth information with respect to the beneficial ownership of the Corporation’s Common Stock as of May 25, 2007 by:
•	each person who is known by us to beneficially own 5% or more of our outstanding common stock;

•	each of our executive officers named in the Summary Compensation Table;

•	each of our directors; and

•	all of our officers and directors as a group.
Beneficial ownership is determined in accordance with SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions and also any shares of Common Stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after May 25, 2007. Beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the SEC.
Except as otherwise indicated, and subject to applicable community property laws, to the Corporation’s knowledge, the persons named below have sole voting and investment power with respect to all shares of Common Stock held by them. As of May 25, 2007, there were 20,502,191 shares of Common Stock outstanding.
Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, PDG Environmental, Inc., Westinghouse Science & Technology Center, 1386 Beulah Road, Building 801, Pittsburgh, Pennsylvania 15235.

		Percentage
	Amount and Nature	of Class
	of Beneficial	of Common
Name of Beneficial Owner	Ownership of Stock	Shares Owned
John C. Regan (1)(2)(3)	2,380,680	11.4
Richard A. Bendis (1)(4)	135,250	*
Edgar Berkey (1)(8)	120,000	*
James D. Chiafullo (1)(2)(7)	120,000	*
Edwin J. Kilpela (1)(5)	130,000	*
Todd B. Fortier (2) (9)	118,000	*
Nick Battaglia (2)	0	*
Barron Partners, LP (6)	2,000,000	8.9
Costa Brava Partnership III LP (10)	2,010,661	9.8
Kern Capital Management LLC (11)	2,377,600	11.6
All of our directors and officers as a group including those named above (7 persons) (12)	3,003,930	14.0

*	Indicates less than 1%.

(1)	Director

(2)	Officer

(3)	Includes 300,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Director Plan and 140,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan.

(4)	Includes 110,250 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Plan and 10,000 shares of Common Stock that may be acquired pursuant to non-qualified stock options.

(5)	Includes 130,000 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Plan.

(6)	Consists of 2,000,000 shares of Common Stock that may be acquired pursuant to a warrant issued as part of private placement of the Company’s Common Stock, held by Barron Partners, LP, of which Barron Capital Advisors LLC is the general partner. Andrew Barron Worden is the managing member of the general partner. Mr. Worden disclaims beneficial ownership of shares held by Barron Partners except to the extent of his pecuniary interest in these shares. Barron Partners is located at 730 Fifth Avenue, 9th Floor, New York, NY 10019.

(7)	Includes 100,000 shares of Common Stock that may be acquired pursuant to options granted under the Non Employee Director Incentive Stock Option Plan.

(8)	Includes 70,000 shares of Common Stock that may be acquired pursuant to options granted under the Non-Employee Director Incentive Stock Option Plan.

(9)	Includes 78,000 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan. Mr. Fortier resigned his position as CFO in April 2007.

(10)	Consists of 2,010,661 shares of Common Stock held by Costa Brava Partnership III LP. Seth W. Hamot is the president of Roark, Rearden & Hamot, LLC, which is the general partner of Costa Brava Partnership III L.P. Mr. Hamot disclaims beneficial ownership of shares held by Costa Brava Partnership except to the extent of his pecuniary interest in these shares. Costa Brava Partnership is located at 450 Boylston Street, Boston, MA 02116.

(11)	Consists of 2,377,600 shares of Common Stock held by Kern Capital Management, LLC, of which Messrs. Robert E. Kern and David G. Kern are the principals and controlling members of Kern Capital Management, LLC. Messrs. Kern and Kern disclaim beneficial ownership of shares held by Kern Capital except to the extent of their pecuniary interest in these shares. Kern Capital Management, LLC is located at 114 West 47th Street, Suite 1926, New York, NY 10036.

(12)	Includes 1,438,250 shares of Common Stock that may be acquired pursuant to options granted under the Employee Incentive Stock Option Plan, the Employee Director Plan and the Non-Employee Director Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
At January 31, 2007, we maintained outstanding personal loans to Mr. Regan in the principal amount of $95,000 and related accrued interest of $55,000. This personal loan is evidenced by a demand note. This loan was made to provide Mr. Regan with funds to satisfy personal obligations. The loan to Mr. Regan was made in a series of installments from April 1990 to August 1990. The amount specified represents the highest outstanding balances of the loans during our fiscal year.
Mr. Chiafullo is a Director of Cohen & Grigsby, P.C. which is our legal counsel. During the year ended January 31, 2007, Cohen & Grigsby billed us $406,840 for legal services.
Other than the transactions disclosed herein, we have not entered into any material transactions with any director, executive officer, beneficial owner of five percent (5%) or more of our Common Stock, or family members of such person, in which the amount involved exceeds $120,000.

Although no written formal policy for approval or ratification of related party transactions exists, in practice the Board of Directors must approve all such transactions in advance of any company commitment.
Director Independence
Our Board of Directors is comprised of five individuals, four of whom (Messrs. Bendis, Berkey, Chiafullo and Kipela) the Company has determined are independent under SEC rules.
Item 14. Principal Accountant Fees and Services
Malin, Bergquist and Company, LLP, served as independent auditors for the Corporation for the fiscal year ended January 31, 2007.
Fees Billed by Malin, Bergquist and Company, LLP during Fiscal Year 2007 and 2006
During the fiscal years ended January 31, 2007 and 2006, Malin, Bergquist and Company, LLP acted as our independent auditors and aggregate fees billed various audit, audit-related and non-audit services were as follows:

	2007	2006
Audit Fees(1)	$98,400	$70,290
Audit-Related Fees (2)	46,196	50,086
Tax Fees(3)	45,354	14,360
All Other Fees(4)	—	—

	$189,950	$134,736

(1)	Audit fees were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q, or services that are normally provided by Malin, Bergquist and Company, LLP in connection with the statutory and regulatory filings or engagements for the fiscal years ended January 31, 2007 and 2006.

(2)	Fees paid in connection with audit-related matters

(3)	Tax fees include tax return preparation, tax compliance, tax planning and tax advice.

(4)	Malin, Bergquist and Company, LLP did not bill us any additional fees that are not disclosed under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”
Our Audit Committee pre-approves the provision of all audit and non-audit services (including tax services) by the independent auditors and also approves all audit and non-audit engagement fees and terms with the independent auditors. During fiscal years ended January 31, 2007 and 2006, all of the services related to the audit and other fees described above were pre-approved by our Audit Committee and none were provided pursuant to any waiver of the pre-approval requirement.

ITEM 15. Exhibits
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
Inc., a

Pages
of Sequential
Numbering System
Delaware corporation, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

4.7	Certificate of Designation of Series C Preferred Stock, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.8	Registration Rights Agreement between PDG Environmental, Inc. and Common Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.9	Form of Common Purchase Warrant issued to Common Investors, filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.10	Registration Rights Agreement between PDG Environmental, Inc. and Series C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.11	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.12	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.13	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.1	Indemnity Agreement dated as of the first day of July 1990 by and among Project Development Group, Inc. and John C. and Eleanor Regan, filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.2	Assumption Agreement entered into as of the fourteenth day of December 1990 among Project Development Group, Inc., and John C. and Eleanor Regan, filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.3	PDG Environmental, Inc. Amended and Restated Incentive Stock Option Plan as of June 25, 1991, filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.4	PDG Environmental, Inc. 1990 Stock Option Plan for Employee Directors, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.5	PDG Environmental, Inc. 1990 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.6	Demand note between the registrant and John C. Regan, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.7	Demand note between the registrant and Dulcia Maire, filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.8	Loan Agreement dated August 3, 2000 between Sky Bank and PDG Environmental, Inc., PDG, Inc., Project Development Group, Inc. and Enviro-Tech Abatement Services Co. (as it appears at 4.4).

Pages
of Sequential
Numbering System
10.09	Employee Agreement dated February 15, 2005 for John C. Regan filed as Exhibit 10 of the PDG Environmental, Inc. Current Report on Form 8-K dated February 28, 2005, is hereby incorporated herein by reference.

10.10	Asset Purchase Agreement dated June 15, 2001 by and among Tri-State Restoration, Inc. Project Development Group, Inc. and PDG Environmental, Inc., filed as Exhibit 2 of the registrant’s Interim Report on Form 8-K dated July 6, 2001, is hereby incorporated herein by reference.

10.11	Stock Purchase Agreement between PDG Environmental, Inc. and Barron Partners LP, dated March 4, 2004 along with Registration Rights Agreement between PDG Environmental, Inc. and Barron Partners, First Warrant to purchase shares of PDG Environmental, Inc. and Second Warrant to purchase shares of PDG Environmental, Inc. filed as Exhibits 10.1, 10.2, 10.3 and 10.4 of the registrant’s Interim Report on Form 8-K dated March 12, 2004, is hereby incorporated herein by reference.

10.12	Promissory Note among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates – Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates – Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

10.13	Securities Purchase Agreement between PDG Environmental, Inc. and Common Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.14	Securities Purchase Agreement between PDG Environmental, Inc. and Series C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.15	Thirteenth Amendment to Loan Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit 10 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.16	Twelfth Modification of Open-Ended Mortgage and Security Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.17	Overline Facility Note D, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Sky Bank, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

14	Code of Ethics filed as Exhibit 14 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, is incorporated herein by reference.

21	List of subsidiaries of the registrant.

23.1	Consent of independent registered public accounting firm.

23.2	Consent of independent registered public accounting firm.

24	* Powers of attorney of directors.

Pages
of Sequential
Numbering System
31.1	* Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	* Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	* Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Amended Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

*	Filed herewith.

(b)	Reports on Form 8-K

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

Subsequent to January 31, 2007, we filed the following Form 8-K reports:

Form 8-K filed April 5, 2007 containing Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, discussing the departure of Chief Financial Officer, Todd Fortier and announcing the interim Chief Financial Officer John Kelly.

Form 8-K filed on May 1, 2007 containing Item 8.01 Other Events discussing the Company’s inability to timely file it’s annual report on form 10-K for the year ended January 31, 2007.

Form 8-K filed May 16, 2007 containing Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, discussing the hiring of Chief Financial Officer, Nick Battaglia.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDG ENVIRONMENTAL, INC.
/s/ John C. Regan
John C. Regan,
Chairman and Chief Executive Officer

/s/ Nicola Battaglia
Nicola Battaglia,
Chief Financial Officer

Date: May 31, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John C. Regan	May 31, 2007

John C. Regan
Chairman and Chief Executive Officer

Richard A. Bendis, Director	By	/s/ John C. Regan
John C. Regan, Attorney-in-Fact May 31, 2007

Edgar Berkey, Director	By	/s/ John C. Regan

John C. Regan, Attorney-in-Fact May 31, 2007

James D. Chiafullo, Director	By	/s/ John C. Regan

John C. Regan, Attorney-in-Fact May 31, 2007

Edwin J. Kilpela, Director	By	/s/ John C. Regan

John C. Regan, Attorney-in-Fact May 31, 2007