Form 10-Q
period 2007-04-30
PDG ENVIRONMENTAL INC
filed 2007-06-14
CIK 771485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 29, 2007, there were 20,502,191 shares of the registrant’s common stock outstanding.

PDG Environmental, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2007	2007
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$70,000	$158,000
Contracts receivable, net	23,202,000	21,257,000
Costs and estimated earnings in excess of billings on uncompleted contracts	5,549,000	5,607,000
Inventories	588,000	553,000
Prepaid income taxes	41,000	271,000
Deferred income tax asset	915,000	915,000
Other current assets	933,000	534,000

Total Current Assets	31,298,000	29,295,000

Property, Plant and Equipment	11,523,000	11,352,000
Less: accumulated depreciation	9,063,000	8,795,000

	2,460,000	2,557,000

Goodwill	2,619,000	2,651,000
Deferred Income Tax Asset	2,498,000	2,565,000
Contracts Receivable, Non Current	500,000	500,000
Intangible and Other Assets	5,522,000	5,686,000

Total Assets	$44,897,000	$43,254,000

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$7,944,000	$7,403,000
Billings in excess of costs and estimated earnings on uncompleted contracts	2,915,000	3,421,000
Current portion of long-term debt	331,000	322,000
Accrued liabilities	4,377,000	4,007,000

Total Current Liabilities	15,567,000	15,153,000

Long-Term Debt	12,813,000	12,161,000

Series C Redeemable Convertible Preferred Stock	2,760,000	2,550,000

Total Liabilities	31,140,000	29,864,000

Stockholders’ Equity
Common stock	411,000	411,000
Common stock warrants	1,628,000	1,628,000
Additional paid-in capital	19,298,000	19,245,000
Retained earnings (deficit)	(7,542,000)	(7,856,000)
Less treasury stock, at cost	(38,000)	(38,000)

Total Stockholders’ Equity	13,757,000	13,390,000

Total Liabilities and Stockholders’ Equity	$44,897,000	$43,254,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended April 30,
	2007	2006
		(Restated)

Contract revenues	$21,700,000	$16,368,000
Contract costs	18,007,000	15,222,000

Gross margin	3,693,000	1,146,000

Selling, general and administrative expenses	2,814,000	2,932,000

Income (loss) from operations	879,000	(1,786,000)

Other income (expense):
Interest expense	(271,000)	(219,000)
Non-cash interest expense for preferred dividends and accretion of discount	(210,000)	(784,000)
Non-recurring charge for employee fraud	—	(347,000)
Interest and other income	5,000	—

	(476,000)	(1,350,000)

Income (loss) before income taxes	403,000	(3,136,000)

Income tax provision (benefit)	89,000	(976,000)

Net income (loss)	$314,000	$(2,160,000)

Per share of common stock:

Basic	$0.02	$(0.12)

Dilutive	$0.01	$(0.12)

Average common share equivalents outstanding	20,502,191	18,268,000

Average dilutive common share equivalents outstanding	495,216	—

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	20,997,407	18,268,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended April 30,
	2007	2006
		(Restated)

Cash Flows from Operating Activities:
Net income (loss)	$314,000	$(2,160,000)
Adjustments to Reconcile Net Income to Cash:
Depreciation and amortization	461,000	426,000
Deferred income taxes	67,000	(383,000)
Interest expense for preferred dividends and accretion of discount	210,000	784,000
Loss on sale of equity investment and fixed assets	—	5,000
Stock based compensation	53,000	73,000
Provision for uncollectible accounts	(40,000)	—
Changes in Assets and Liabilities Other than Cash
Contracts receivable	(1,905,000)	333,000
Costs and estimated earnings in excess of billings on uncompleted contracts	58,000	(694,000)
Inventories	(35,000)	(50,000)
Prepaid income taxes	230,000	(196,000)
Other current assets	584,000	214,000
Accounts payable	541,000	227,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(506,000)	551,000
Current income tax liabilities	—	—
Accrued liabilities	(292,000)	(595,000)

Total Changes in Assets and Liabilities Other than Cash	(1,325,000)	(210,000)

Net Cash Used by Operating Activities	(260,000)	(1,465,000)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(137,000)	(179,000)
Proceeds from sale of equity investment and fixed assets	—	15,000
Increase in other assets	(25,000)	(12,000)

Net Cash Used by Investing Activities	(162,000)	(176,000)

Cash Flows from Financing Activities:
Proceeds from debt	705,000	1,500,000
Proceeds from exercise of stock options and warrants	—	708,000
Payment of insurance premium financing	(289,000)	(340,000)
Principal payments on debt	(82,000)	(36,000)

Net Cash Provided by Financing Activities	334,000	1,832,000

Change in Cash and Cash Equivalents	(88,000)	191,000
Cash and Cash Equivalents, Beginning of Period	158,000	230,000

Cash and Cash Equivalents, End of Period	$70,000	$421,000

Supplementary disclosure of non-cash Investing and Financing Activity:
Increase (Decrease) in goodwill and accrued liabilities for contingent payment	$(32,000)	$118,000

Financing of annual insurance premium	$983,000	$1,157,000

Non-cash purchase of fixed assets financed through capital lease	$38,000	$—

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 30, 2007
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. (the “Corporation” or “Company”) and its wholly-owned subsidiaries.
The condensed consolidated financial statements as of and for the three -month periods ended April 30, 2007 and 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report, on Form 10-K, as amended by Amendment No. 1, for the year ended January 31, 2007 (as so amended, the 2007 Form 10-K). In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
The Consolidated Statement of Cash Flows for the three-month period ended April 30, 2006 reflects a reclassification to the statement as originally reported to conform the prior period information to the current presentation. The increase in the allowance for doubtful accounts receivable recorded by the Company is now shown as an adjustment to reconcile net loss to net cash flows from operating activities. In the previous presentation, the increase in the allowance for doubtful accounts had been netted with the change in contracts receivable shown under changes in certain assets and liabilities. There are no changes to the net cash flows used by operating activities or the net change in cash and cash equivalents for the three-month period ended April 30, 2006.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 2 — CONTRACTS RECEIVABLE
At April 30, 2007 and January 31, 2007, contract receivables consist of the following:

	April 30, 2007	January 31, 2007

Billed completed contracts	$14,859,000	$13,989,000

Contracts in Progress	10,093,000	9,058,000

	24,952,000	23,047,000

Less allowance for Uncollectible Accounts	(1,250,000)	(1,290,000)

Net Contracts Receivables	$23,702,000	$21,757,000

Contracts receivable at April 30, 2007 and January 31, 2007, include $2,403,000 and $1,603,000, respectively, of retainage receivables. At April 30, 2007 and January 31, 2007, a portion of the retainage receivable balance, $500,000, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle.
At April 30, 2007, the Corporation had approximately $5.5 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $3.1 million of costs related to contract claims and unapproved change orders. Of the $23.7 million in contracts receivable, approximately $2.6 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.

NOTE 3 — INCOME TAXES
A current federal income tax benefit of $71,000 and $411,000 was provided for the three-month period ended April 30, 2007 and 2006, respectively.
A state income tax provision of $32,000 and state income tax benefit of $182,000 were made in the current and prior year periods, respectively. A deferred tax provision of $128,000 was recorded for the three months ended April 30, 2007.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. At April 30, 2006, a deferred federal income tax benefit of $383,000 was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the fiscal 2007 loss to fiscal years 2005 and 2006.
At April 30, 2007, the Corporation has approximately $2.1 million of net operating loss carryforwards for federal income tax purposes expiring in 2027 and approximately $1.1 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2028.
Income taxes paid by the Corporation for the three months ended April 30, 2007 and 2006 totaled approximately $9,000 and $3,000, respectively. Also, during the three months ended April 30, 2006, the Corporation received a $400,000 refund of federal income tax payments made in fiscal year 2006.
NOTE 4 — TERM DEBT
The Corporation maintains a $15 million line of credit with Sky Bank. The current interest rate on the line of credit is prime plus 1%.
On April 30, 2007, the balance on the line of credit was $11,975,000 with an unused availability, based upon the asset based lending formula, of $1,458,000. The majority of the Corporation’s property and equipment are pledged as security for the above obligations.
The Corporation paid interest costs totaling approximately $270,000 and $196,000 during the three months ended April 30, 2007 and 2006, respectively.
The Corporation’s mortgage on its Pittsburgh operating location is at an interest rate of 9.15% fixed for three years and is then adjusted to 2.75% above the 3-year Treasury Index every three years.
NOTE 5 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended April 30,
	2007	2006
		(Restated)
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$314,000	$(2,160,000)

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$314,000	$(2,160,000)

	For the Three Months
	Ended April 30,
	2007	2006
Denominator:

Denominator for basic earnings per share—weighted average shares	20,502,191	18,268,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	495,216	—

	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,997,407	18,268,000

Basic earnings per share	$0.02	$(0.12)

Diluted earnings per share	$0.01	$(0.12)

At April 30, 2007 and 2006; 1,375,000 and 2,941,000 options, and 5,689,000 and 5,689,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of dilutive earnings per share as of April 30, 2007 and 2006 as their inclusion was antidilutive.
NOTE 6 — STOCK OPTIONS
On February 1, 2006, the Corporation changed its accounting method for its stock-based compensation plans and adopted the recognition and measurement principles of FASB Statement No. 123R, “Accounting for Stock-Based Compensation”. In adopting FASB 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to fiscal year 2007, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the three month periods ended April 30, 2007 and 2006, the Company recognized $41,000 and $36,000 of stock-based employee compensation cost.
At April 30, 2007, the Corporation had 450,450 stock options subject to time vesting. The average volatility of the expected market price of the Corporation’s common stock is 0.63, the weighted average dividend yield is 0%, the weighted average expected life of the options is 10 years and the weighted average forfeiture rate is 3%.
During the three months ended April 30, 2007 and 2006, no stock options were issued by the Corporation.
During the three months ended April 30, 2007 and 2006, 0 and 28,000 shares, respectively, of the Corporation’s common stock were issued due to the exercise of stock options.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of

$3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three month periods ended April 30, 2007 and 2006 the accretion of the aforementioned discount was $107,000 and $111,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three month periods ended April 30, 2007 and 2006 the accrued dividend was $76,000 and $108,000, respectively. At April 30, 2007 dividends of $539,000 are accrued. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $27,000 and $35,000 for the three months ended April 30, 2007 and 2006.
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
Subsequent to April 30, 2006 holders of 1,274.5 shares of Series C Preferred Stock converted their shares into 1,356,507 shares of Common Stock. The conversion resulted in 82,007 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion resulted in a charge against income in the quarter ending July 31, 2006 of approximately $684,000 for the related unamortized discount relative to the converted shares.
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
In connection with the private placements in July 2005, the Company entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Company agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Company to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Company will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Company Registration Statement was declared effective by the Securities & Exchange Commission. As of June 13, 2007, the Company has utilized fifty-seven of permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.
NOTE 8 — ACQUISITION
On August 25, 2005, the Company, pursuant to an Asset Purchase Agreement, (the “Agreement”), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship

Reconstruction Associates — Commercial, Ltd., and Flagship Reconstruction Associates — Residential, Ltd. (“Flagship”), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due one-year from the closing, 236,027 shares of the Company’s restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company’s restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company’s restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants were exercised during fiscal 2006. The Agreement also includes contingent payment provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At April 30, 2007, $901,000 had been earned relative to the earn-out agreement with $841,000 being paid in fiscal 2007 and an accrual of $61,000 remaining at April 30, 2007. The owner of Flagship entered into an eighteen-month employment and non-competition agreement with the Company. The acquisition of Flagship greatly enhances the Company’s disaster response and restoration capabilities. The operations of the former Flagship operation were included in the Company’s operations subsequent to August 19, 2005.
An independent valuation was performed in fiscal 2006. The valuation resulted in the allocation of the purchase price as follows:

	Allocated Value	Amortization Period
Fixed assets	$50,000	3 to 7 years
Covenant-not-to-compete	78,000	4 1/2 years
Customer relationships	5,766,000	10 years
Subcontractor relationships	530,000	5 years
Goodwill	160,000	N/A
For the three month periods ended April 30, 2007 and 2006, amortization expense of the aforementioned intangibles was $175,000 for both periods.
NOTE 9 — GOODWILL
At April 30, 2007 and January 31, 2007, the Corporation’s goodwill was $2,619,000 and $2,651,000, respectively. The decrease in goodwill during the current fiscal period was due to the contingent earnout obligation related to the acquisition of Flagship in fiscal 2006.
SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. The Corporation has elected to perform its annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the year. Although no indicators of impairment have been identified during fiscal 2007, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
NOTE 10 — EMPLOYEE FRAUD
For the three months ended April 30, 2006, the Company recorded a $347,000 non-recurring charge relative to employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees. The Company took immediate action including retaining legal counsel, fraud investigators, and forensic accountants to assist in determining the actual amount of the loss, appropriate legal action, and pursuit of insurance payments and other means of recovery for such losses. The Company was able to discover this incident through its internal control procedures, which alerted the Company to the issues, and the Company is confident that the fraudulent activities, while serious, were isolated.
As a result of the investigation, previously filed Quarterly Reports on Form 10-Q for the quarters ended April 30, 2006 and July 31, 2006 were amended and restated to correct the error caused by the employee fraud, which increased the net loss by $421,000 for the six-months ended July 31, 2006. Additionally the previously filed

Annual Report on Form 10-K for the year ended January 31, 2006 was restated and the previously reported net income was reduced by $388,000. The Forms 10-K/A and 10-Q/A were filed as amendments on January 18, 2007.
The Company has filed a claim against the Company’s employee theft insurance policy. The insurance claim amount is $500,000. The Corporation will record the benefit as a component of Other Income when the recovery is assured and the amount is certain.
The Company has evaluated the impact of the employee fraud on its internal control over financial reporting and undertaken corrective measures (see “Item 4 — Controls and Procedures” below).
NOTE 11 — NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN No. 48”), which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Any adjustments resulting from implementation of FIN No. 48 are required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Implementation of FIN No. 48 is required for the first annual period beginning after December 15, 2006. The Company adopted FIN No. 48 beginning February 1, 2007. The Company reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard.
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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15,

2007. The Company plans to adopt SFAS No. 159 beginning February 1, 2008. The Company is currently evaluating the potential impact of adoption of SFAS No. 159.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB 108 was effective for the Company’s fiscal year ending January 31, 2007. The adoption of SAB 108 did not have a material effect on the Company’s results of operations, cash flows, or financial condition.

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation’s or Corporation management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation’s current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. There can be no assurance that future developments and actual actions or results affecting the Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation’s performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in the Corporation’s 2007 Form 10-K filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
OVERVIEW
We provide environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the current fiscal quarter period, revenues from disaster response, loss mitigation and reconstruction were 30.3% of total revenues vs. 69.7% of revenues from abatement of asbestos. The Company has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.
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
The Corporation continues to manage its projects to minimize risk and the negative financial impact upon the Corporation. More information on risks and the Corporation’s efforts to manage risks is available in Item 1 under the caption “Risk Factors” in the Corporation’s 2007 Form 10-K and supplemented elsewhere in this report. Additionally, please refer to the Corporation’s 2007 Form 10-K for a discussion of the components of the significant categories in the Corporation’s consolidated Statement of Operations.

CRITICAL ACCOUNTING POLICIES
In general, there have been no significant changes in the Corporation’s critical accounting policies since January 31, 2007. For a detailed discussion of these policies, please see Item 7 of the Corporation’s 2007 Form 10-K.
RESULTS OF OPERATIONS
Three Months Ended April 30, 2007
During the three months ended April 30, 2007, the Corporation’s contract revenues increased by 32.6% to $21.7 million compared to $16.4 million in the three months ended April 30, 2006. The increase was primarily due to significant awards which resulted in record backlog at January 31, 2007 and continued backlog in excess of $50 million at April 30, 2007. Our sales and marketing initiatives, which consisted of adding more sales people and providing better tools for them to monitor potential awards, greatly enhanced our backlog during this period.
The Corporation’s gross margin increased to $3.7 million in the first quarter of fiscal 2008 as compared to $1.1 million in the first quarter of fiscal 2007. Gross margin as a percentage of revenue increased to 17.0% for the current quarter from 7.0% for the prior year quarter. Field margins, which are defined as the difference between contract revenues and direct field costs, increased to 29.8% for the current quarter, from 25.3% in the prior year fiscal quarter due to higher than average margin from certain large abatement contracts driven by improved control over field operations. Other direct costs as a percentage of revenue decreased to 12.8% for the current fiscal quarter from 18.3% for the prior year quarter as a result of a higher revenue base.
Selling, general and administrative expenses decreased to $2.8 million in the current fiscal quarter as compared to $2.9 million in the three months ended April 30, 2006. The decrease is principally due to cost reduction measures, largely office closures, taken in fiscal 2007 and early fiscal 2008. As a percentage of contract revenues, selling, general and administrative expense decreased by 4.9% to 13.0% vs. 17.9% for the prior year fiscal quarter as a result of the above and a higher revenue base.
The Corporation reported income from operations of $879,000 for the three months ended April 30, 2007 compared to a loss from operations of $1.8 million for the three months ended April 30, 2006, an increase of $2.7 million as a direct result of the factors discussed above.
Interest expense increased to $271,000 in the current quarter as compared to $219,000 in the same quarter of a year ago as a result of an increase in the prime rate of interest to which a majority of the Corporation’s borrowings are tied and increased borrowings to fund operations.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal period had a $210,000 expense, which includes the actual dividend of $76,000 and the accretion of the discount associated with the preferred stock of $134,000. The prior fiscal period had a $784,000 expense, which included the actual dividend of $108,000, and $146,000 for the accretion of the discount and charges of $530,000 related to conversions.
For the three months ended April 30, 2006, the Company recorded a $347,000 non-recurring charge relative to employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees.
During the quarter ended April 30, 2007, the Corporation recorded a $71,000 current federal tax benefit, a $32,000 state income tax provision and $128,000 deferred tax provision.

During the quarter ended April 30, 2006, the Corporation had a $411,000 benefit for federal income taxes and a $182,000 benefit for state income taxes as a result of carrying back the current quarter’s loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal and state income taxes previously paid.
At January 31, 2006 the Corporation assessed its recent operating history and concluded that recognition of the valuation allowance against deferred income tax assets was not required, therefore the entire valuation allowance was recognized as a deferred tax benefit at January 31, 2006. In making the evaluation at January 31, 2006, the Corporation concluded that it was more likely than not that the deferred income tax assets would be realized. At April 30, 2006 a deferred federal income tax benefit of $383,000 was provided to reflect the future use of federal Research and Development tax credits carried forward to future years as a result of carrying back the fiscal 2007 loss to fiscal years 2005 and 2006.
FINANCIAL CONDITION
Liquidity and Capital Resources
During the three months ended April 30, 2007, the Corporation’s cash decreased by $88,000 to $70,000.
The decrease in cash and short-term investments during the first three months of fiscal 2008 is attributable to outflows from operations of $260,000 and cash outflows of $162,000 associated with investing activities. These cash outflows were partially offset by cash inflows of $334,000 from financing activities.
Cash utilized by operating activities totaled $260,000 in the three months ended April 30, 2007. The bulk of the outflow was due to the change in current assets and liabilities of $1.3 million offset by non-cash expenses of $751,000 and the net income of $314,000.
Investing activities cash outflows included $137,000 for the purchase of property, plant and equipment and a $25,000 increase in other assets.
Financing activities cash inflows consisted largely of $705,000 net borrowing on the line of credit, offset by payment for the insurance premium financing of $289,000 and principal repayments of $82,000.
At April 30, 2007, the Corporation’s backlog totaled $51.1 million ($40.4 million on fixed fee contracts and $10.7 million on time and materials or unit price contracts). At April 30, 2007, our backlog consisted of $35.8 million of booked orders and an additional $15.3 million of orders in final negotiation stage or open ended purchase orders which will likely become booked orders in the second quarter of fiscal 2008.
At April 30, 2007, the Corporation had approximately $5.5 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $3.1 million of costs related to contract claims and unapproved change orders. Of the $23.2 million in contracts receivable, approximately $2.6 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
During the three months ended April 30, 2006, the Corporation’s cash increased by $191,000 to $421,000.
The increase in cash and short-term investments during the first three months of fiscal 2007 is attributable to cash inflows of $1.83 million from financing activities. These cash inflows were partially offset by outflows from operations of $1.47 million and cash outflows of $176,000 associated with investing activities.
Financing activities cash inflows consisted of $1.5 million net borrowing on the line of credit and $708,000 from the exercise of employee stock options and stock warrants. These cash inflows were partially offset by $376,000 for the repayment of debt and insurance premium financing.
Cash utilized by operating activities totaled $1.47 million in the three months ended April 30, 2006. The bulk of the cash outflow was due to the net loss of $2.2 million offset by non-cash expenses of $905,000.
Investing activities cash outflows included $179,000 for the purchase of property, plant and equipment.

At April 30, 2006, the Corporation’s backlog totaled $47.4 million ($26.4 million on fixed fee contracts and $21.0 million on time and materials or unit price contracts).
At April 30, 2006, the Corporation had approximately $5.6 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $2.4 million of costs related to contract claims and unapproved change orders. Of the $21.2 million in contracts receivable, approximately $1.0 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
In connection with the private placements in July 2005, the Company entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Company agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Company to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Company will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Company Registration Statement was declared effective by the Securities & Exchange Commission. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. As of June 13, 2007, the Company has utilized fifty-seven of permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.
The Corporation believes funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments will be sufficient to finance capital expenditures, the settlement of earnout obligations, the settlement of commitments and contingencies and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside the Corporation’s control. Additionally, while the Corporation currently has significant, uncommitted bonding facilities, primarily to support various commercial provisions in the Corporation’s contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the Corporation’s available capacity under the revolving credit facilities. There can be no assurance that such facilities will be available at reasonable terms to service the Corporation’s ordinary course obligations.
ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit described above fluctuate based upon changes in our lender’s (Sky Bank) prime rate. Each 1% change in the prime rate will result in an $115,000 change in annual borrowing costs based upon the balance outstanding at April 30, 2007
ITEM 4. CONTROLS AND PROCEDURES
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
Our Chief Executive Officer and our then Principal Financial Officer concluded that the material weaknesses cited did compromise the financial reporting process resulting in the restatement of our consolidated financial statements as of January 31, 2006 and for the year then ended. To account for errors in the financial statements related to the employee’s fraud at our Seattle office, we restated our previously issued financial statements for the year ended January 31, 2006 and for the quarters ended April 30, 2006 and July 31, 2006.
Our management has discussed this material weakness with the Audit Committee. Our management took certain actions to remediate these control deficiencies and has enhanced the monitoring and communication process with each remote location to better monitor branch operations. Specifically, management required that all customer billings be sent to the customer from the corporate office. Additionally, management enhanced the monitoring and communication process with each remote location to better monitor branch operations and we are in the process of making improvements to the payroll process relative to the tracking of time worked by our hourly employees.
In addition, during their audit of our consolidated financial statements as of January 31, 2007 and for the year then ended, our external auditors notified our management and Audit Committee of the existence of certain “material weaknesses” in our internal controls. The material weaknesses related to the lack of effective monitoring controls over financial reporting. Specifically they noted a general lack of internal review and approval regarding mechanical calculations, journal entries, and disclosure-related schedules resulting in significant adjustments to the financial statements. They also specifically stated the combination of a limited staff with adequate technical expertise and the transitional status of an interim Chief Financial Officer resulted in ineffective oversight and monitoring over the year end financial reporting process. Our prior Chief Financial Officer resigned suddenly on April 2, 2007, due to health reasons. They also notified us that there was a material weakness in the effective monitoring of remote locations. They stated that the decentralized structure of the Corporation creates internal control difficulties specifically within the monitoring function. The Corporation has not been able to identify or effectively manage commitments, contingencies and other significant matters.
In response to the identified material weaknesses, management, with oversight from our Audit Committee, is working to improve our control environment and to review, remediate and implement controls and procedures to satisfy the Corporation’s requirement to be compliant with the internal control over financial reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002 by January 31, 2008. In addition, we have recently hired a new Chief Financial Officer with 18 years of experience in the areas of accounting and finance. We intend to continue our efforts to implement process changes to strengthen our internal controls and monitoring activities.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective for the reasons stated above as of April 30, 2007 with regards to the material weakness related to the monitoring of remote locations and the material weaknesses related to the monitoring controls over financial reporting.
Changes in Internal Control over Financial Reporting. Except as noted above, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended April 30, 2007 that have materially affected or are reasonably likely to materially affect these controls except as noted in the previous paragraph.

PART II— OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.
ITEM 1A. RISK FACTORS
There were no material changes from the Corporation’s risk factors disclosed in Item 1A of the Corporation’s 2007 Form 10-K .
ITEM 6. EXHIBITS
(a)	The following exhibits are being filed with this report:

Exhibits
Number	Description

EXHIBIT INDEX Exhibit No. and Description

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

PDG ENVIRONMENTAL, INC.
By	/s/ John C. Regan
John C. Regan
Chairman and Chief Executive Officer

By	/s/ Nicola Battaglia
Nicola Battaglia
Chief Financial Officer

Date: June 13, 2007