Form 10-Q
period 2007-10-31
PDG ENVIRONMENTAL INC
filed 2007-12-14
CIK 771485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 10, 2007, there were 20,789,276 shares of the registrant’s common stock, par value $0.02 per share, outstanding.

PDG Environmental, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2007	2007
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$143,000	$158,000
Contracts receivable, net	25,250,000	21,257,000
Costs and estimated earnings in excess of billings on uncompleted contracts	6,753,000	5,607,000
Inventories	660,000	553,000
Prepaid income taxes	21,000	271,000
Deferred income tax asset	1,109,000	915,000
Other current assets	404,000	534,000

Total Current Assets	34,340,000	29,295,000

Property, Plant and Equipment	12,066,000	11,352,000
Less: accumulated depreciation	9,614,000	8,795,000

	2,452,000	2,557,000

Goodwill	2,619,000	2,651,000
Deferred Income Tax Asset	2,548,000	2,565,000
Contracts Receivable, Non Current	500,000	500,000
Intangible and Other Assets	5,174,000	5,686,000

Total Assets	$47,633,000	$43,254,000

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$10,079,000	$7,403,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,835,000	3,421,000
Accrued Income Taxes	123,000	—
Current portion of long-term debt	414,000	322,000
Accrued liabilities	5,688,000	4,007,000

Total Current Liabilities	18,139,000	15,153,000

Long-Term Debt	12,709,000	12,161,000

Series C Redeemable Convertible Preferred Stock	3,207,000	2,550,000

Total Liabilities	34,055,000	29,864,000

Stockholders’ Equity
Common stock	416,000	411,000
Common stock warrants	1,628,000	1,628,000
Additional paid-in capital	19,609,000	19,245,000
Retained earnings (deficit)	(8,037,000)	(7,856,000)
Less treasury stock, at cost	(38,000)	(38,000)

Total Stockholders’ Equity	13,578,000	13,390,000

Total Liabilities and Stockholders’ Equity	$47,633,000	$43,254,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended October 31,
	2007	2006
Contract revenues	$26,616,000	$19,783,000
Contract costs	23,874,000	17,772,000

Gross margin	2,742,000	2,011,000

Selling, general and administrative expenses	3,594,000	2,932,000
(Gain) loss on Sale of Fixed Assets	—	12,000

Income (loss) from operations	(852,000)	(933,000)

Other income (expense):
Interest expense	(303,000)	(246,000)
Non-cash interest expense for preferred dividends and accretion of discount	(229,000)	(195,000)
Non-recurring charge for employee fraud	—	(150,000)
Non-cash impairment charge for goodwill	—	(111,000)
Interest and other income, net	163,000	3,000

	(369,000)	(699,000)

Income (loss) before income taxes	(1,221,000)	(1,632,000)

Income tax provision (benefit)	(221,000)	365,000

Net income (loss)	$(1,000,000)	$(1,997,000)

Per share of common stock:

Basic	$(0.05)	$(0.10)

Dilutive	$(0.05)	$(0.10)

Average common share equivalents outstanding	20,749,000	20,445,000

Average dilutive common share equivalents outstanding	—	—

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	20,749,000	20,445,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED OPERATIONS
(UNAUDITED)

	For the Nine Months
	Ended October 31,
	2007	2006
Contract revenues	$74,954,000	$58,579,000
Contract costs	64,478,000	52,128,000

Gross margin	10,476,000	6,451,000

Selling, general and administrative expenses	9,399,000	9,188,000
(Gain) Loss on Sale of Fixed Assets	—	17,000

Income (loss) from operations	1,077,000	(2,754,000)

Other income (expense):
Interest expense	(883,000)	(716,000)
Non-cash interest expense for preferred dividends and accretion of discount	(658,000)	(1,870,000)
Non-recurring charge for employee fraud	—	(748,000)
Non-cash impairment charge for goodwill	—	(111,000)
Interest and other income, net	315,000	16,000

	(1,226,000)	(3,429,000)

Income (loss) before income taxes	(149,000)	(6,183,000)

Income tax provision (benefit)	32,000	(793,000)

Net income (loss)	$(181,000)	$(5,390,000)

Per share of common stock:

Basic	$(0.01)	$(0.28)

Dilutive	$(0.01)	$(0.28)

Average common share equivalents outstanding	20,614,000	19,543,000

Average dilutive common share equivalents outstanding	—	—

Average common shares and dilutive common equivalents outstanding for earnings per share calculation	20,614,000	19,543,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(UNAUDITED)

	For the Nine Months
	Ended October 31,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(181,000)	$(5,390,000)
Adjustments to Reconcile Net Income to Cash:
Depreciation and amortization	1,403,000	1,284,000
Provision for deferred income taxes	(177,000)	(895,000)
Interest expense for preferred dividends and accretion of discount	657,000	1,870,000
Impairment charge for goodwill	—	111,000
Loss on sale of equity investment and fixed assets	—	17,000
Stock based compensation	224,000	209,000
Provision for uncollectible accounts	11,000	140,000
Changes in Assets and Liabilities Other than Cash
Contracts receivable	(4,004,000)	382,000
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,146,000)	(372,000)
Inventories	(107,000)	(35,000)
Prepaid/accrued income taxes	373,000	509,000
Other current assets	1,113,000	869,000
Accounts payable	2,676,000	534,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,586,000)	(63,000)
Accrued liabilities	1,612,000	(458,000)

Total Changes in Assets and Liabilities Other than Cash	(1,069,000)	1,366,000

Net Cash Provided by (Used in) Operating Activities	868,000	(1,288,000)

Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(528,000)	(775,000)
Proceeds from sale of equity investment and fixed assets	—	24,000
Increase in other assets	(66,000)	(57,000)

Net Cash Used in Investing Activities	(594,000)	(808,000)

Cash Flows from Financing Activities:
Proceeds from debt	730,000	2,664,000
Proceeds from exercise of stock options and warrants	145,000	861,000
Payment of insurance premium financing	(882,000)	(1,039,000)

Principal payments on debt	(282,000)	(485,000)

Net Cash (Used in) Provided by Financing Activities	(289,000)	2,001,000

Change in Cash and Cash Equivalents	(15,000)	(95,000)
Cash and Cash Equivalents, Beginning of Period	158,000	230,000

Cash and Cash Equivalents, End of Period	$143,000	$135,000

Supplementary disclosure of non-cash Investing and Financing Activity:
Increase (Decrease) in goodwill and accrued liabilities for contingent payment	$(32,000)	$561,000

Financing of annual insurance premium	$983,000	$1,157,000

Non-cash purchase of fixed assets financed through capital lease	$197,000	$—

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2007
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. and its wholly-owned subsidiaries (the “Corporation” or “Company”).
The condensed consolidated financial statements as of and for the three and nine-month periods ended October 31, 2007 and 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1, for the year ended January 31, 2007 (as so amended, the 2007 Form 10-K) and the Company’s Quarterly Reports for the quarters ended April 30, 2007 and July 31, 2007. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 2 — CONTRACTS RECEIVABLE
At October 31, 2007 and January 31, 2007, contract receivables consist of the following:

	October 31, 2007	January 31, 2007
Billed completed contracts	$15,908,000	$13,989,000
Contracts in Progress	11,142,000	9,058,000

	27,050,000	23,047,000

Less allowance for Uncollectible Accounts	(1,300,000)	(1,290,000)

Net Contracts Receivables	$25,750,000	$21,757,000

Contracts receivable at October 31, 2007 and January 31, 2007, include $2,743,000 and $1,603,000, respectively, of retainage receivables. At October 31, 2007 and January 31, 2007, a portion of the receivable balance, $500,000, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle.
At October 31, 2007, the Corporation had approximately $6.8 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $3.1 million of costs related to contract claims and unapproved change orders. Of the $25.7 million in contracts receivable, approximately $2.6 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
NOTE 3 — INCOME TAXES
No current federal income taxes were provided for the nine month period ended October 31, 2007. A current federal income tax expense of $95,000 was provided for the nine month period ended October 31, 2006.
A state income tax provision of $209,000 and $8,000 were made in the nine months ended October 31, 2007 and 2006, respectively. A deferred tax benefit of $177,000 was recorded for the nine months ended October 31, 2007.

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
The deferred benefit of $0.89 million for federal and state income taxes reflects the effect of carrying back the fiscal 2007 loss to fiscal years ended January 31, 2005 and 2006 thereby generating a refund of federal income taxes previously paid and the realization of a portion of the net operating loss carryforwards for both federal and state purposes and the federal Research & Development Tax Credit.
At October 31, 2007, the Corporation has approximately $4.4 million of net operating loss carryforwards for federal income tax purposes expiring in 2027 and approximately $500,000 of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2028.
Income taxes paid by the Corporation for the nine months ended October 31, 2007 and 2006 totaled approximately $58,000 and $11,000, respectively. Also, during the nine months ended October 31, 2006, the Corporation received a $400,000 refund of federal income tax payments made in fiscal year 2006.
NOTE 4 – TERM DEBT
The Corporation maintains a $15 million line of credit with Huntington Bank (formerly Sky Bank). The current interest rate on the line of credit is prime plus 1%.
On October 31, 2007, the balance on the line of credit was $12,000,000 with an unused availability, based upon the asset based lending formula, of $1,023,000. The majority of the Corporation’s property and equipment are pledged as security for the above obligations. Effective July 31, 2007, the Company and Huntington Bank agreed upon an extension of the maturity date to June 6, 2009.
On October 31, 2007 the Company was not in compliance with two of the financial covenants of the line of credit agreement but subsequently received a waiver from Huntington Bank of such covenants for the period ended October 31, 2007.
The Corporation paid interest costs totaling approximately $877,000 and $687,000 during the nine months ended October 31, 2007 and 2006, respectively.
The Corporation’s mortgage on its Pittsburgh operating location is at an interest rate of 7.75% fixed until July 31, 2009 and is then adjusted to 2.75% above the 3-year Treasury Index every three years.
NOTE 5 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended October 31,
	2007	2006
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(1,000,000)	$(1,997,000)

Effect of dilutive securities:

	For the Three Months
	Ended October 31,
	2007	2006
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(1,000,000)	$(1,997,000)

Denominator:

Denominator for basic earnings per share—weighted average shares	20,749,000	20,445,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	—

	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,749,000	20,445,000

Basic earnings per share	$(0.05)	$(0.10)

Diluted earnings per share	$(0.05)	$(0.10)

At October 31, 2007 and 2006; 1,111,000 and 2,657,000 options, and 5,689,000 and 5,689,000 warrants, respectively, were not included in the calculation of diluted earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of diluted earnings per share as of October 31, 2007 and 2006 as their inclusion would have been antidilutive.

	For the Nine Months
	Ended October 31,
	2007	2006
		(Restated)
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(181,000)	$(5,390,000)

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(181,000)	$(5,390,000)

Denominator:

Denominator for basic earnings per share—weighted average shares	20,614,000	19,543,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	—

	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,614,000	19,543,000

Basic earnings per share	$(0.01)	$(0.28)

Diluted earnings per share	$(0.01)	$(0.28)

At October 31, 2007 and 2006; 1,121,000 and 2,657,000 options, and 5,689,000 and 5,689,000 warrants, respectively, were not included in the calculation of diluted earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of diluted earnings per share as of October 31, 2007 and 2006 as their inclusion would have been antidilutive.
NOTE 6 – STOCK OPTIONS
On February 1, 2006, the Corporation changed its accounting method for its stock-based compensation plans and adopted the recognition and measurement principles of FASB Statement No. 123R, “Accounting for Stock-Based Compensation”. In adopting FASB 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to fiscal year 2007, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the three and nine month periods ended October 31, 2007, the Company recognized $76,000 and $224,000 of stock-based employee compensation cost. During the three and nine month periods ended October 31, 2006, the Company recognized $34,000 and $209,000 of stock-based employee compensation cost.
At October 31, 2007, the Corporation had 1.0 million stock options subject to time vesting. The average volatility of the expected market price of the Corporation’s common stock is 0.63, the weighted average dividend yield is 0%, the weighted average expected life of the options is 10 years and the weighted average forfeiture rate is 3%.
During the nine months ended October 31, 2007 and 2006, 505,000 and 40,000 stock options were issued by the Corporation.
During the nine months ended October 31, 2007 and 2006, 232,000 and 311,000 shares, respectively, of the Corporation’s common stock were issued due to the exercise of stock options.
NOTE 7 – PRIVATE PLACEMENT OF SECURITIES – JULY 2005
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three month periods ended October 31, 2007 and 2006 the accretion of the aforementioned discount was $123,000 and $95,000, respectively. For the nine month periods ended October 31, 2007 and 2006, the accretion of the aforementioned discount was $344,000 and $303,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three month periods ended October 31, 2007 and 2006 the accrued dividend was $76,000 and $76,000, respectively. For the nine month periods ended October 31, 2007 and 2006, the accrued dividend was $228,000 and $268,000, respectively. At October 31, 2007 dividends of $691,000 are accrued. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $30,000 and $24,000 for the three months ended October 31, 2007 and 2006 respectively. The accretion of the discount related to the over-allotment option was $86,000 and $85,000 for the nine months ended October 31, 2007 and 2006 respectively.
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
Exercise of Warrants for Common Stock
During the nine-months ended October 31, 2006 two warrant holders of the $1.11 and $1.33 per share exercise price warrants exercised for 618,055 shares of the Company’s Common stock with proceeds of $692,000 to the Company.
In connection with the private placements in July 2005, the Company entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Company agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Company to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Company will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Company Registration Statement was declared effective by the Securities & Exchange Commission. As of December 13, 2007, the Company has utilized fifty-seven of permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.
NOTE 8 – ACQUISITION
On August 25, 2005, the Company, pursuant to an Asset Purchase Agreement, (the “Agreement”), completed its acquisition of certain assets of Flagship Services, Group, Inc., Flagship Reconstruction Partners, Ltd., Flagship Reconstruction Associates – Commercial, Ltd., and Flagship Reconstruction Associates – Residential, Ltd. (“Flagship”), for $5,250,000 in cash paid at closing, a promissory note for $750,000 at an interest rate of 6% due one-year from the closing, 236,027 shares of the Company’s restricted common stock valued at $250,000 ($1.06 per share), a warrant to purchase up to 250,000 shares of the Company’s restricted common stock at an exercise price of $1.00 and a warrant to purchase up to 150,000 shares of the Company’s restricted common stock at an exercise price of $1.06. The warrants were valued at $186,000 in the aggregate. The warrants were exercised during fiscal 2006. The Agreement also includes contingent payment provisions over the first eighteen-month period commencing on the closing date, pursuant to which the Company is required to pay 35% of the net earnings of the former Flagship operation in excess of $500,000. At October 31, 2007, $901,000 had been earned relative to the earn-out agreement all of which was paid in fiscal 2007. The owner of Flagship entered into an eighteen-month employment and non-competition agreement with the Company. The acquisition of Flagship greatly enhances the Company’s disaster response and restoration capabilities. The operations of the former Flagship operation were included in the Company’s operations subsequent to August 19, 2005.
An independent valuation was performed in fiscal 2006. The valuation resulted in the allocation of the purchase price as follows:

	Allocated Value	Amortization Period
Fixed assets	$50,000	3 to 7 years
Covenant-not-to-compete	78,000	4 1/2 years
Customer relationships	5,766,000	10 years
Subcontractor relationships	530,000	5 years
Goodwill	160,000	N/A
For the three month periods ended October 31, 2007 and 2006, amortization expense of the aforementioned intangibles was $175,000 for both periods. For the nine month periods ended October 31, 2007 and 2006, amortization expense of the aforementioned intangibles was $525,000 for both periods.

NOTE 9 – GOODWILL
At October 31, 2007 and January 31, 2007, the Corporation’s goodwill was $2,619,000 and $2,651,000, respectively. The decrease in goodwill during the current fiscal period was due to the contingent earnout obligation related to the acquisition of Flagship in fiscal 2006.
SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. The Corporation has elected to perform its annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the year. Although no indicators of impairment have been identified during fiscal 2008, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
NOTE 10 – EMPLOYEE FRAUD
For the three and nine months ended October 31, 2006, the Company recorded a $150,000 and $748,000 non-recurring charge, respectively, relative to employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees. The Company took immediate action including retaining legal counsel, fraud investigators, and forensic accountants to assist in determining the actual amount of the loss, appropriate legal action, and pursuit of insurance payments and other means of recovery for such losses. The Company was able to discover this incident through its internal control procedures, which alerted the Company to the issues, and the Company is confident that the fraudulent activities, while serious, were isolated.
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
The Company filed a claim against the Company’s employee theft insurance policy. The insurance claim amount is $500,000. The Corporation received approximately $400,000 associated with this claim in fiscal 2008 and recorded the benefit as a component of Other Income.
The Company has evaluated the impact of the employee fraud on its internal control over financial reporting and has undertaken corrective measures (see “Item 4 – Controls and Procedures” below).
NOTE 11 – NEW ACCOUNTING PRONOUNCEMENTS
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
On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R also includes a substantial number of new disclosure requirements. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.
On December 4, 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Like Statement 141R discussed above, earlier adoption is prohibited. The adoption of SFAS No. 160 will not have a material effect on the Company’s results of operations, cash flows, or financial condition.

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
OVERVIEW
We provide environmental and specialty contracting services including asbestos and lead abatement, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the nine months ended October 31, 2007, revenues from disaster response, loss mitigation and reconstruction were 40.3% of total revenues vs. 59.7% of revenues from abatement of asbestos. The Company has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.
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
RESULTS OF OPERATIONS
Three Months Ended October 31, 2007
During the three months ended October 31, 2007, the Corporation’s contract revenues increased by 34.5% to $26.6 million compared to $19.8 million in the three months ended October 31, 2006. The increase was primarily due to significant awards which resulted in record backlog at January 31, 2007 and continued backlog of approximately $50 million at October 31, 2007. Our sales and marketing initiatives, which consisted of adding more sales people and providing better tools for them to monitor potential awards, enhanced our bid and proposal activity resulting in significant new awards in addition to recurring business from existing customers.
The Corporation’s gross margin increased to $2.7 million in the third quarter of fiscal 2008 as compared to $2.0 million in the third quarter of fiscal 2007. Gross margin as a percentage of revenue increased to 10.3% for the current quarter from 10.2% for the prior year quarter. Field margins, which are defined as the difference between contract revenues and direct field costs, decreased to 20.3% for the current quarter, from 25.2% in the prior year fiscal quarter due to two items: a loss of approximately $800,000 on an asbestos abatement contract and the downward adjustment of the margin on another large abatement contract with a $1 million margin adjustment occurring all in this quarter. Other direct costs decreased to $2.7 million or 10.0% of revenue for the current quarter as compared to $3.0 million or 15.1% of revenue for the prior year quarter as a result of cost reduction measures, largely office closures, taken at the end of fiscal 2007.
Selling, general and administrative expenses increased to $3.6 million in the current fiscal quarter as compared to $2.9 million in the three months ended October 31, 2006. The increase is principally due to higher sales costs due to higher volumes, implementation costs for Sarbanes Oxley, and higher legal costs. As a percentage of contract revenues, selling, general and administrative expense decreased by 1.4% to 13.5% vs. 14.9% for the prior year fiscal quarter as a result of the above and a higher revenue base.
The Corporation reported a loss from operations of ($852,000) for the three months ended October 31, 2007 compared to a loss from operations of ($933,000) for the three months ended October 31, 2006, as a direct result of the factors discussed above.
Interest expense increased to $303,000 in the current quarter as compared to $246,000 in the same quarter of a year ago as a result of an increased rate of interest to which a majority of the Corporation’s borrowings are tied and increased borrowings to fund operations.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal period had a $229,000 expense, which includes the actual dividend of $76,000 and the accretion of the discount associated with the preferred stock of $153,000. The prior fiscal period had a $195,000 expense, which included the actual dividend of $76,000, and the accretion of the discount associated with the preferred stock of $119,000.
For the three months ended October 31, 2006, the Company recorded a $150,000 non-recurring charge relative to employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees. In October 2007 the Company received approximately $150,000 from its insurance carrier related to a claim for this fraud incident. This amount was reflected as other income during the three months ended October 31, 2007.

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
During the quarter ended October 31, 2007, the Corporation recorded an $18,000 current federal tax provision, a $49,000 state income tax provision and $288,000 deferred tax benefit.
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
Nine Months Ended October 31, 2007
During the nine months ended October 31, 2007, the Corporation’s contract revenues increased by 28.0% to $75.0 million compared to $58.6 million in the nine months ended October 31, 2006. The increase was primarily due to significant awards which resulted in record backlog at January 31, 2007 and continued backlog in excess of $50 million at October 31, 2007. Our sales and marketing initiatives, which consisted of adding more sales people and providing better tools for them to monitor potential awards, enhanced our bid and proposal activity resulting in significant new awards in addition to recurring business from existing customers.
The Corporation’s gross margin increased to $10.5 million in the first nine months of fiscal 2008 as compared to $6.5 million in the first nine months of fiscal 2007. Gross margin as a percentage of revenue increased to 14.0% for the current period from 11.0% for the prior year nine month period. Field margins, which are defined as the difference between contract revenues and direct field costs, decreased to 25.0% for the current nine month period, and from 26.5% in the prior year fiscal nine month period. The decrease is a result of two items: a loss of approximately $800,000 on an asbestos abatement contract and the downward adjustment of the margin on another large abatement contract with the $1 million margin adjustment occurring all in the quarter ended October 31, 2007. Other direct costs decreased to $8.2 million or 11.0% of revenue for the current nine-month period as compared to $9.1 million or 15.7% of revenue for the prior year nine month period as a result of a higher revenue base and cost reduction measures taken at the end of fiscal 2007.
Selling, general and administrative expenses increased to $9.4 million in the current fiscal period as compared to $9.2 million in the prior fiscal period due to higher selling expenses, implementation costs for Sarbanes Oxley, and higher legal costs. As a percentage of contract revenues, selling, general and administrative expense decreased by 3.2% to 12.5% vs. 15.7% for the prior year fiscal period as a result of the above and a higher revenue base.
The Corporation reported income from operations of $1.1 million for the nine months ended October 31, 2007 compared to a loss from operations of ($2.8) million for the nine months ended October 31, 2006, a result of the factors discussed above.
Interest expense increased to $883,000 in the nine month period as compared to $716,000 in the same nine month period of a year ago as a result of an increased rate of interest to which a majority of the Corporation’s borrowings are tied and increased borrowings to fund operations.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal period had a $658,000 expense, which includes the actual dividend of $228,000 and the accretion of the discount associated with the preferred stock of $430,000. The prior fiscal period had a $1.9 million expense, which included the actual dividend of $268,000, and the accretion of the discount associated with the preferred stock of $1,602,000. The accretion of the discount included a $1,214,000 charge due to the conversion of 2,203 shares of preferred stock into 2,203,000 shares of our common stock. The remaining unamortized discount is required to be expensed at the time of conversion. There were no conversions in the current fiscal period.
For the nine months ended October 31, 2006, the Company recorded a $748,000 non-recurring charge relative to employee fraud at its Seattle office. This charge arises following an internal investigation commenced in October 2006 into operations at the Company’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees. In fiscal 2008 the Company received approximately $400,000 from its insurance carrier related to a claim for this fraud incident. This amount was offset by a $100,000 charge related to a former insurance carriers’ bankruptcy and the net impact of approximately $300,000 was reflected as other income during the nine months ended October 31, 2007.
During the nine-months ended October 31, 2006, the Company determined that the goodwill related to its Northwestern operation was impaired. Therefore, a non-cash provision of $111,000 was made to reduce the goodwill related to that operation to zero.
During the nine months ended October 31, 2007, the Corporation recorded no current federal taxes, a $209,000 state income tax provision and $177,000 deferred tax benefit.
During the nine-month period, 2006, the Corporation had a $95,000 provision for current federal income taxes and an $8,000 provision for current state income.
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
FINANCIAL CONDITION
Liquidity and Capital Resources
During the nine months ended October 31, 2007, the Corporation’s cash decreased by $15,000 to $143,000.
The decrease in cash and short-term investments during the first nine months of fiscal 2008 is attributable to inflows from operating activities of $868,000 offset by outflows from financing activities of $289,000, and outflows of $594,000 from investing activities.
Cash generated by operating activities totaled $868,000 in the nine months ended October 31, 2007. The bulk of the inflow was due to non-cash expenses of $2.1 million offset by the net loss of $(181,000), offset by the change in current assets and liabilities of $1.1 million.
Investing activities cash outflows included $528,000 for the purchase of property, plant and equipment.
Financing activities cash inflows consisted largely of $730,000 net borrowing on the line of credit, offset by payment for the insurance premium financing of $882,000 and principal repayments of $282,000.

At October 31, 2007, the Corporation’s backlog totaled $50.0 million ($38.3 million on fixed fee contracts and $11.7 million on time and materials or unit price contracts). At October 31, 2007, our backlog consisted of $38.1 million of booked orders and an additional $11.9 million of open ended purchase orders or orders in final negotiation stage which will likely become booked orders in the fourth quarter of fiscal 2008.
At October 31, 2007, the Corporation had approximately $6.8 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $3.1 million of costs related to contract claims and unapproved change orders. Of the $25.7 million in contracts receivable, approximately $2.6 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
During the nine months ended October 31, 2006, the Corporation’s cash decreased by $95,000 to $135,000.
The decrease in cash and short-term investments during the first nine months of fiscal 2007 is attributable to inflows from financing activities of $2.0 million, offset by cash outflows of $1.3 million form operating activities and $808,000 from investing activities.
Cash used by operating activities totaled $1.3 million in the nine months ended October 31, 2006. The bulk of the outflow was due to the net loss of $5.4 million offset by non-cash charges of $2.7 million and changes in assets and liabilities of 1.4 million.
Investing activities cash outflows included $775,000 for the purchase of property, plant and equipment and a $57,000 increase in other assets.
Financing activities cash inflows consisted of $2.4 million net borrowing on the line of credit, $260,000 of borrowing from new term loans and $861,000 from the exercise of employee stock options and stock warrants. These cash inflows were partially offset by $1.5 million for the repayment of debt and insurance premium financing.
At October 31, 2006, the Corporation’s backlog totaled $40.3 million ($25.6 million on fixed fee contracts and $14.7 million on time and materials or unit price contracts).
At October 31, 2006, the Corporation had approximately $2.74 million of costs and estimated earnings in excess of billings on uncompleted contracts and approximately $500,000 of accounts receivable that represented contract claims. The Corporation is pursuing claims of approximately $4.0 million relative to the aforementioned contracts.
In connection with the private placements in July 2005, the Company entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Company agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Company to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Company will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Company Registration Statement was declared effective by the Securities & Exchange Commission. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. As of December 13, 2007, the Company has utilized fifty-seven of permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.
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
ITEM 3. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with interest rate sensitivity. The interest rate on the equipment notes and revolving line of credit described above fluctuate based upon changes in our lender’s (Huntington Bank) prime rate. Each 1% change in the prime rate will result in a $120,000 change in annual borrowing costs based upon the balance outstanding at October 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
During the review of our consolidated financial statements as of October 31, 2007 and for the three and nine month periods then ended, our external auditors notified our management and Audit Committee of the existence of a “material weakness” in our internal controls related to the monitoring of remote locations. The Corporation’s internal control system was designed such that general managers of remote locations had responsibility for authorizing and approving payroll charges for field employees, invoicing of customers, and collection of receivables for jobs originating in their office. This situation provided the opportunity for remote managers to engage in fraudulent activities, including fraudulent billing to customers for work never performed, payment to employees where no actual work was performed, payments received directly by former employees which were deposited in their bank accounts and preparation of supporting documentation and customer invoices submitted to the Corporate office for work that was not performed in order to substantially delay management from identifying the fraud. During the fourth quarter of fiscal 2007, we determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006 and the quarters ended April 30, 2006 and July 31, 2006 to account for errors in the financial statements related to an employee fraud at our Seattle office. Our internal investigation identified a number of fraudulent activities undertaken by one or more former employees which included fraudulent billing to customers.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Based on their evaluation, as of the end of the period covered by this report, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective for the reasons stated above as of October 31, 2007 with regards to the material weakness related to the monitoring of remote locations and the material weaknesses related to the monitoring controls over financial reporting.
Changes in Internal Control over Financial Reporting. Except as noted above, there were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fiscal quarter ended October 31, 2007 that have materially affected or are reasonably likely to materially affect these controls.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 6, 2007, the Annual Meeting of the Stockholders of PDG Environmental, Inc was held in Pittsburgh, PA. There were 20,765,276 shares of common stock issued and outstanding as of September 24, 2007, the record date for the meeting.
At the meeting, all of the management’s nominees were elected to the Board of Directors for 1-year terms expiring at the Annual Meeting of the Stockholders in 2008. The results of the voting were as follows:

	Total Votes Cast	For	Against	Withheld
John C. Regan	19,409,981	17,726,565	0	1,683,416
Richard A. Bendis	19,409,981	17,531,265	0	1,878,716
Edgar Berkey	19,409,981	17,531,370	0	1,878,611
James D. Chiafullo	19,409,981	17,362,107	0	2,047,874
Edwin J. Kilpela	19,409,981	17,531,890	0	1,878,091
In addition, the stockholders of the Company approved the proposal to increase the authorized number of shares issuable under the Company’s Incentive Stock Option Plan from 5,000,000 shares to 5,500,000 shares. On this matter, the results of the voting were as follows:

Votes For	6,754,987
Votes Against	1,976,388
Abstained	23,735
Broker Non-Votes	10,654,871
The final matter presented at the meeting was the ratification of the selection of Malin Bergquist & Company, LLP as the Corporation’s independent registered public accounting firm for fiscal year 2008. On this matter, the results of the voting were as follows:

Votes For	18,839,968
Votes Against	260,148
Abstained	309,865
ITEM 6. EXHIBITS
(a) The following exhibits are being filed with this report:

Exhibits
Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended, and Section 302 Of The Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Act of 1934, as amended, and Section 302 Of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant To 18 U.S.C. Section 1350, As Amended Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDG ENVIRONMENTAL, INC.
By	/s/John C. Regan
John C. Regan
Chairman and Chief Executive Officer

By	/s/Nicola Battaglia
Nicola Battaglia
Chief Financial Officer

Date: December 14, 2007

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