Form 10-K
period 2008-01-31
PDG ENVIRONMENTAL INC
filed 2008-04-25
CIK 771485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-13667

PDG Environmental, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2677298 (I.R.S. Employer Identification No.)

1386 Beulah Road, Building 801 Pittsburgh, Pennsylvania (Address of principal executive offices)	15235 (Zip Code)
Registrant’s telephone number, including area code (412) 243-3200

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: Common Stock, $.02 Par Value per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21,294,000 based on the average of the bid and asked prices on such date.
As of April 20, 2008, there were 20,814,276 shares of the registrants Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The information set forth in our 2008 Proxy Statement pursuant to Regulation 14A of the Exchange Act to be filed with the Securities and Exchange Commission is incorporated herein by reference in response to Items 10 — 14.

PART I
ITEM 1. Business
Overview
PDG Environmental, Inc., the registrant, (“we” or the “Corporation”) is a holding Corporation which, through our wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, microbial remediation, emergency response, loss mitigation and reconstruction, demolition and related services throughout the United States. We were incorporated in Delaware on February 9, 1987.
We have three operating subsidiaries; Project Development Group, Inc., which is incorporated in Pennsylvania; PDG, Inc., which is incorporated in Pennsylvania and Enviro-Tech Abatement Services Co., which is incorporated in North Carolina.
On March 17, 2008, the Corporation announced its new brand image, FlagshipPDG. The brand change is designed to achieve broader market awareness, and communicate a consistent message to customers, employees and shareholders. This is part of our continuing effort to penetrate new markets as well as improving our effort to cross marketing our total services to our extensive existing client base. The Corporation’s stock symbol (PDGE) will not change as a result of the change of brand name. In addition, the legal names of the Corporation and its subsidiaries will remain the same.
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

Disaster Response / Loss Mitigation
The disaster response / loss mitigation industry responds to natural and man-made disasters including fires, floods, hurricanes, tornadoes, and sudden water intrusion events. Services provided include emergency response, loss mitigation and structural drying, for both buildings and infrastructure. We have experience and have provided services in all areas of the emergency response / restoration industry.
While we have historically provided this service, the hurricane season in fiscal 2005 and 2006 became a major driver for this service offering. In fiscal 2005, we responded to the four hurricanes that impacted Florida and the Gulf Coast, providing services to resorts, governmental entities such as counties and school districts, commercial operations and residential buildings. In fiscal 2006, we responded to hurricanes Katrina, Rita and Wilma. While no major hurricanes have impacted this portion of our business since fiscal 2006, we continue to provide such services on a smaller scale. Contracts are typically on a cost plus basis due to uncertainties relative to the magnitude and type of procedures required.
Reconstruction
The reconstruction and restoration industry responds to natural and man-made disasters including fires, floods, hurricanes, tornadoes, and sudden water intrusion events. Services are usually provided after the impact of the event has been assessed by the property owner and their insurance company. While we previously provided a limited amount of reconstruction services, the acquisition of Flagship Services Group, Inc. (“Flagship”) in August 2005 provided entry to this market on a nationwide basis. Flagship previously provided reconstruction services to commercial and residential clients throughout the United States.
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
The low income and public housing markets, due to the age of the structures, contain a significant amount of lead paint that is flaking and peeling. In response to this problem many municipal and state governments have developed programs to remediate the structures. We have experience in utilizing various methods to remove lead-based paint that is adhered to surfaces and the removal of loose and flaking lead-based paint and dust or lead-contaminated soil. Removal methods include chemical stripping, wet scraping, needle gun, high-pressure water / vacuum and abrasive blasting. High-efficiency particulate air (“HEPA”) vacuums are utilized for dust and debris clean up. Analysis of removed material, as required, is performed to assure proper disposal of lead — contaminated waste and debris generated from removal operations. We complete such lead removal work in accordance with EPA, OSHA, state and local regulations governing lead removal operations, disposal and air monitoring requirements.
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
Our operations are nationwide. The majority of our national marketing efforts are performed by members of senior management located in the headquarters facility in Pittsburgh, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in Paramus, New Jersey (serving the New York City metropolitan area); Hazleton and Export, Pennsylvania; Fort Lauderdale, Florida; Dallas, Texas; Los Angeles, California; Las Vegas, Nevada; and Rock Hill, South Carolina. While our subsidiaries are able to perform work throughout the year, weather conditions can limit the extent and time of work that can be performed on certain types of projects. During fiscal 2008, the office in Portland, Oregon, was closed and the projects are now being performed by other offices. Subsequent to fiscal 2008, the office in Tampa, Florida, and New Orleans, Louisiana, were also closed.
Business Strategy
With over 20 years of business experience the Corporation has developed long standing relationships with its customer base. The Corporation will continue to leverage these relationships for future business opportunities as well as cross-sell additional services not typically provided to this customer base.
To the extent that we are able to identify appropriate candidates consistent with our business objectives, we intend to acquire additional reconstruction and restoration companies that service metropolitan population centers or regions with high population densities. While the former Flagship operation that we acquired in August 2005 has a nationwide footprint, we will continue to pursue attractive reconstruction and restoration companies that we believe will give us entry to customers and / or markets where we believe we do not have adequate exposure. We believe that we would be able to derive additional operational and marketing efficiencies from such acquisitions due to the presence of our existing management structure, employee base and customer contacts.
Suppliers and Customers
We purchase the equipment and supplies used in our business from a number of suppliers. One of these suppliers accounted for 26.5% and 34% of our purchases in fiscal 2008 and 2007, respectively. The items are purchased from the vendor’s available stock and are not covered by a formal long-term agreement.
In fiscal 2008, we estimate that approximately 70% of our operating subsidiaries’ revenues were derived from private sector clients, 14% from government contracts and 16% from public institutions. In fiscal 2007, we estimate that approximately 57% of our operating subsidiaries’ revenues were derived from private sector clients, 35% from government contracts and 8% from public institutions. Due to the nature of our business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For fiscal year 2008, only one customer, accounted for 12% of our consolidated revenues. For fiscal year 2007, only one customer, accounted for 13% of our consolidated revenues.
Licenses
We are licensed and / or certified in all jurisdictions where required in order to conduct our operations. In addition, certain management and staff members are licensed and / or certified by various governmental agencies and professional organizations.
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
Competitive Conditions
Conditions in the specialty contractor industry are highly competitive. The industry is fragmented and includes both small firms and large diversified firms, which have the financial, technical and marketing capabilities to compete on a national level. The industry is not dominated by any one firm. We principally compete on the basis of competitive pricing, a reputation for quality and safety, and the ability to obtain the appropriate level of insurance and bonding.
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
Backlog
We had a backlog of orders totaling approximately $56.4 million and $52.7 million in January 31, 2008, and January 31, 2007, respectively. At January 31, 2008, our backlog consisted of $35.6 million of booked orders and an additional $20.8 million of orders in final negotiation stage or open ended purchase orders which will likely become booked orders in the first quarter of fiscal 2009. At January 31, 2007, our backlog consisted of $34.9 million of booked orders and an additional $17.8 million of orders in final negotiation stage or open ended purchase orders which became booked orders in the first quarter of fiscal 2008. Of the total amount booked and in final negotiation stage at January 31, 2008, $39.2 million consisted of uncompleted work on fixed price contracts and an estimated $17.2 million of work to be completed on time and materials or unit price contracts. Of the total amount booked and in final negotiation stage at January 31, 2007, $43.9 million consisted of uncompleted work on fixed price contracts and an estimated $8.8 million of work to be completed on time and materials or unit price contracts. From time to time we enter into fixed-price subcontracts, which tend to reduce our risk on fixed-price contracts.
The backlog represents the portion of contracts, which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a corresponding amount of revenue will be recognized. We are currently working on nearly all of the contracts in our January 31, 2008, backlog and anticipate that approximately 80% of this backlog will be completed and realized as revenue by January 31, 2009, in accordance with the terms of the applicable contracts between us and the owners of these properties. The remaining 20% is expected to be completed and realized as revenue subsequent to January 31, 2009. Approximately 84% of the backlog existing at January 31, 2007, was completed and recognized as revenue by January 31, 2008, and we expect that 16% of such backlog will be completed and realized as revenue during the year ending January 31, 2009.

Employees
As of January 31, 2008, we employed approximately 112 senior managers and support staff in our headquarters in Pittsburgh and branch offices located in Paramus, New Jersey; Hazleton, Pennsylvania; Export, Pennsylvania; Fort Lauderdale, Florida; Tampa, Florida; Los Angeles, California; Dallas, Texas; New Orleans, Louisiana (warehouse only); Las Vegas, Nevada and Rock Hill, South Carolina. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. We also employ laborers for field operations based upon specific projects; therefore, the precise number of our employees at any one time varies based upon the projects in progress. Approximately 500 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force. The majority of the services provided relative to disaster reconstruction are provided by subcontractors.
A portion of the field laborers who provide services to us are represented by a number of different unions. In many cases, we are a member of a multi-employer plan. Management considers its employee labor relations to be good.
Web Site Postings
Our annual report on Form 10-K and quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission are available to the public free of charge through its website as soon as reasonably practicable after making such filings. Our website can be accessed at the following address: www.FlagshipPDG.com. The information found on our website or that may be accessed through our website is not part of this report and is not incorporated herein by this reference.
ITEM 1A. Risk Factors
In addition to the other information included in this Annual Report on Form 10-K, any of the following risks could materially adversely affect our business, operating results and financial condition:
The timing of cash flow is difficult to predict, and any significant delay in the contract cycle could materially impair our cash flow.
The timing of our cash receipts from contracts receivable is unpredictable. In many cases we are a subcontractor to the general contractor on the project and, therefore, we often must collect outstanding contracts receivable from the general contractor, which, in turn, must collect from the customer. As a result, we are dependent upon the timing and success of the general contractor in collecting contracts receivable as well as the credit worthiness of the general contractor and the customer. Additionally, many of our contracts provide for retention of a portion of our billings until the project has been accepted by the owner. As our activities are usually early in the contract cycle, if we are acting as a subcontractor, the retainage (typically 5% to 10% of the contract value) may be held until the project is complete. This time frame may be many months after our completion of our portion of the contract. This delay further subjects us to the credit risk associated with the general contractor and the owner of the project. We can and often do avail ourselves of lien rights and other security common to the construction industry to offset the aforementioned credit risk. Unexpected delays in receiving amounts due from customers can put a strain on our cash availability and cause us to delay payments to vendors and subcontractors. Additionally, even if we have successfully completed our work on a project and there are no disputes regarding our performance of such work, any disputes between the general contractor and the owner regarding other aspects of the completed projects by entities other than us could result in further delays, or could prevent, payment for our work.
At January 31, 2008, we had approximately $6.7 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $4.3 million of costs related to contracts claims and/or unapproved change orders. Of the $22.8 million in contracts receivable, approximately $3.1 million of contracts receivable represented contract claims and / or unapproved change orders. We expect to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
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
We currently have a $15.0 million line of credit from our financial institution Huntington Bank (formerly Sky Bank). We rely significantly upon our line of credit in order to operate our business. The line of credit and term loan is secured by a “blanket” security interest in our assets and a mortgage on the real estate owned by us. We expect that we will be able to maintain our existing line of credit (or to obtain replacement or additional financing) when it expires on June 6, 2009, or becomes fully utilized. However, there can be no assurance that such additional financing will be obtainable on favorable terms, if at all. An inability to maintain an adequate line of credit could result in limitations on our ability to bid for new or renew existing contracts, which could have a material adverse effect on our financial condition and results of operations.

At January 31, 2008, we were in compliance with all of the covenants of our debt agreement. At January 31, 2007, we were not in compliance with all of the covenants of our debt agreement. The bank subsequently waived certain covenants and amended the credit agreement in order to enable us retroactively to be in compliance at January 31, 2007.
At January 31, 2008, the amount borrowed on the line of credit was $10,070,000 with an unused availability of $1,676,000.
Our credit facility contains restrictive covenants that limit our financial and operational flexibility and our ability to pay dividends.
Our credit facility contains restrictive covenants that limit our ability to incur debt, require us to maintain certain financial ratios, such as a debt service coverage ratio and leverage ratio and restrict our ability to pay dividends. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions and we may be unable to comply with these covenants in the future. A breach of any of these covenants could result in a default under this credit facility. If we default, our lender will no longer be obligated to extend revolving loans to us and could declare all amounts outstanding under our credit facility, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lender could proceed against the collateral granted to it to secure the indebtedness. The result of these actions would have a significantly negative impact on our results of operations and financial condition.
These restrictions may also adversely affect our ability to conduct and expand our operations. Adequate funds may not be available when needed or may not be available on favorable terms. Even if adequate funds are available, our credit facility may restrict our ability to raise additional funds. If we are unable to raise capital, our finances and operations may be adversely affected.
We are subject to the risk and uncertainties experienced by contractors
We operate a labor-intensive business throughout the United States. Therefore, we are subject to employee risks inherent in the construction industry including employee fraud, fictitious employees, employee theft, violation of federal, state and / or local regulations and fraudulent worker’s compensation claims among other risks. While we actively monitor our branch offices and have controls in place at both the branch office and corporate level to ensure that our control procedures are complied with, our decentralized operation and the job site nature of our construction activities, (at any time we have in excess of 150 projects in process), subject us to the risk that illegal activities may be occurring that we are unaware of.
During the fourth quarter of fiscal 2007, we determined that it was necessary to restate our previously issued financial statements for the year ended January 31, 2006, and the quarters ended April 30, 2006, and July 31, 2006, to account for errors in the financial statements related to an employee fraud at our Seattle, Washington, office. Our internal investigation identified a number of fraudulent activities undertaken by one or more former employees which included fraudulent billing to customers for work never performed, payment to employees where no actual work was performed, payments received directly by former employees which were deposited in their bank accounts and preparation of supporting documentation and customer invoices submitted to the Corporate office for work that was not performed. Our management has taken action to remediate these control deficiencies and has enhanced the monitoring and communication process with each remote location to better monitor branch operations. However, there can be no assurance that such actions will prevent future fraudulent activities. The nature and magnitude of these possible illegal activities may be significant and may have a material adverse effect on our financial condition and results of operations.
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
Additionally, we may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits. Such claims could also make it difficult for us to obtain adequate insurance coverage in the future at a reasonable cost. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

If our insurance costs increase significantly, these incremental costs could negatively affect our financial results.
Environmental remediation operations may expose our employees and others to dangerous and potentially toxic quantities of hazardous products. Such products can cause cancer and other debilitating diseases. Although we take precautions to minimize worker exposure and have not experienced any such claims from workers or others, there can be no assurance that, in the future, we will avoid liability to persons who contract diseases that may be related to such exposure. Such persons potentially include employees, persons occupying or visiting facilities in which contaminants are being, or have been, removed or stored, persons in surrounding areas, and persons engaged in the transportation and disposal of waste material. In addition, we are subject to general risks inherent in the construction industry. We may also be exposed to liability from the acts of our subcontractors or other contractors on a work site. The costs related to obtaining and maintaining workers compensation, professional and general liability insurance and health insurance have been increasing. If the cost of carrying such insurance continues to increase significantly, we will recognize an associated increase in costs that may negatively impact its margins. This could have an adverse impact on our financial condition and the price of our common stock.
We depend upon a few key employees and the loss of these employees would severely impact us.
Our success is dependent upon the efforts of our senior management and staff. We do not have employment agreements with any of our executives except with our Chief Executive Officer, John Regan, who has a three-year employment agreement, expiring March 15, 2010. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is competition for qualified personnel and in some markets there is a shortage of qualified personnel in the businesses in which we operate. If we are unable to continue to attract or retain highly qualified managerial, technical and marketing personnel, the development, growth and future success of our business could be adversely affected.
A significant number of our contracts are awarded via competitive bid and are priced as fixed fees, and a failure to accurately estimate the cost of such work could result in significant financial losses.
A significant amount of our business is performed on a contract basis as a result of competitive bidding and is priced at fixed fees. We must estimate the costs involved with the applicable job prior to submitting a bid and, therefore, if awarded the job bear the risk if actual costs exceed the estimated costs. Cost overruns on projects covered by such contracts, due to such things as unanticipated price increases, unanticipated problems, inefficient project management, inaccurate estimation of labor or material costs or disputes over the terms and specifications of contract performance or change orders could have a material adverse effect on us and our operations. In addition, in order to remain competitive in the future, we may have to continue to enter into more fixed price contracts.
The environmental remediation business is subject to significant government regulations, and the failure to comply with any such regulations could result in fines or injunctions, which could materially impair or even prevent the operation of our business.
The environmental remediation business is subject to substantial regulations promulgated by governmental agencies, including the EPA, various state agencies and county and local authorities acting in conjunction with such federal and state entities. These federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Our businesses often involve working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of U.S. federal, state or local laws and regulations and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits, for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or materials.
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
The microbial remediation portion of our business currently is largely unregulated. As this business grows it is likely that government regulation will increase. We cannot predict how the regulations may evolve or whether they may require increased capital and / or operating expenditures to comply with the new regulations.
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
Our operating results have in the past been subject to quarter-to-quarter fluctuations, and we expect that these fluctuations will continue, and may increase in magnitude, in future periods. Demand for our services is driven by many factors, including national and regional economic trends, the occurrence of unanticipated natural disasters, changes in governmental regulation and our success in being awarded contracts, among other items. These fluctuations in customer demand for our services can create corresponding fluctuations in quarter-to-quarter revenues, and therefore results in one period may not be indicative of our revenues in any future quarter. In addition, the number and timing of large individual contracts are difficult to predict, and large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or deferral of one or more significant contracts in a quarter could harm our operating results. It is possible that in some quarters our operating results will be below the expectations of public market analysts or investors. In such events, or in the event adverse conditions prevail, the market price of our common stock may decline significantly. It is also possible that in some quarters our operating results, particularly with respect to disaster response, will be unusually high due to the occurrence of unanticipated natural disasters. In these situations, our operating results in subsequent financial quarters may decline, which could cause a decline in the market price of our common stock.
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
A significant portion of our voting power is held by our directors, officers and significant stockholders, whose interest may conflict with those of our other stockholders.
Currently our directors and officers as a group beneficially own approximately 9.9% of our voting securities. Accordingly, acting together, they may be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.
In addition, two stockholders, unrelated to the Corporation, have filed Schedule 13-G’s noting ownership of our common stock in excess of 5% of our outstanding common shares. Accordingly, they may be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to its stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. From time to time, these unrelated stockholders may have interests that differ from those of our other stockholders.
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
Holders of the Series C Preferred have no voting rights, except as required by law. However, as long as any shares of Series C Preferred remain outstanding, we cannot take the following corporate actions without the separate class vote or written consent of a majority of the then outstanding Series C Preferred: (i) alter the rights or preferences or privileges of the Series C Preferred, or increase the authorized number of shares of Series C Preferred, (ii) issue any shares of Series C Preferred or warrants to purchase additional shares of common stock at specified exercise prices other than pursuant to the Securities Purchase Agreement with Preferred Stockholders, (iii) redeem, repurchase or otherwise acquire, or declare or pay any cash dividend or distribution on, any class of stock ranking junior to the Series C Preferred with respect to liquidation, (iv) increase the par value of the common stock or (v) cause or authorize any subsidiary of us to engage in any of the foregoing actions. In addition, as long as 250 shares of Series C Convertible Series C Preferred remain outstanding, we cannot take the following corporate actions without the separate class vote or written consent of a majority of the then outstanding Series C Preferred: (i) alter the rights, preferences or privileges of any capital stock of the Corporation so as to affect adversely the Series C Preferred, (ii) create or issue any class of stock ranking senior to, or on equal basis with, the Series C Preferred with respect to liquidation, (iii) issue any debt securities or incur any indebtedness that would have any preferences over the Series C Preferred upon liquidation of us, or redeem, repurchase, prepay or otherwise acquire any outstanding debt securities or indebtedness of the Corporation (subject to certain exceptions), (iv) sell or otherwise transfer 10% or more of our assets (subject to certain exceptions), (v) enter into any agreement, commitment, understanding or other arrangement to take any of the foregoing actions or (vi) cause or authorize any subsidiary of the Corporation to engage in any of the foregoing actions.
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
In connection with the private placements, we entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, we agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require us to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then we will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005, our Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2008 and 2007, and the liability was recorded in accrued liabilities in the year ended January 31, 2006. On May 10, 2006, the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. As of April 20, 2008, the Corporation has utilized fifty-seven of permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event.
ITEM 2. Properties
As of January 31, 2008, we lease certain office space for our executive offices in Pittsburgh, Pennsylvania totaling 5,758 square feet. In addition, a combination of warehouse and office space is leased in Los Angeles, California (13,500 square feet), Hazleton, Pennsylvania (2,900 square feet), Fort Lauderdale, Florida (10,000 square feet), Tampa, Florida (5,400 square feet), Rock Hill, South Carolina (15,400 square feet), Dallas, Texas (15,800 square feet), Las Vegas, Nevada (4,952 square feet), Phoenix, Arizona (5,310 square feet), Portland, Oregon (6,761 square feet), New Orleans, Louisiana (25,300 square feet), and Paramus, New Jersey (5,391 square feet). We also own an 18,000 square foot office / warehouse situated on approximately six (6) acres in Export, Pennsylvania, which is subject to a mortgage of $253,000 at January 31, 2008.

ITEM 3. Legal Proceedings
We are subject to dispute and litigation in the ordinary course of business. We are not aware of any pending or threatened litigation that we believe is reasonably likely to have a material adverse effect on us, based upon information available at this time.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
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

		Market Price Range
	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

First Quarter	$0.87	$0.63	$2.32	$1.62
Second Quarter	1.19	0.84	2.05	1.30
Third Quarter	1.17	0.88	1.59	0.96
Fourth Quarter	0.95	0.48	1.02	0.66
At April 9, 2008, we had 1,693 stockholders of record and the closing trading price was $0.42 per share.
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
ITEM 6. Selected Financial Data
As a smaller reporting company, the Corporation has elected scaled disclosure reporting obligations and therefore is not required to provide the information requested by this Item 6.
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
The following paragraphs are intended to highlight key operating trends and developments in our operations and to identify other factors affecting our consolidated results of operations for the two years ended January 31, 2008.

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
Non-recurring charge for employee fraud consists of the costs associated with fictitious projects and other fraudulent activities previously recorded as revenue at our Seattle, Washington office.
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
The income tax provision is the amount accrued and payable to the federal government and the various state taxing authorities. Until fiscal 2005, no amounts have been due to the federal government as we had a net operating loss carryforward, which had been sufficient to offset taxable income in recent years. As of January 31, 2008 and 2007, we again have no amounts due to the federal government as we have a net operating loss carryforward.
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
Revenue Recognition
Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price basis. The balance of our work is performed on variations of cost reimbursable and unit price approaches. Contract revenue is accrued based upon the percentage that actual costs to date bear to total estimated costs. We utilize the cost-to-cost method as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order / claim recognition. The use of estimated costs to complete each contract, the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions to total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from these estimates.
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
We extend credit to customers and other parties in the normal course of business after a review of the potential customer’s credit worthiness. Additionally, management reviews the commercial terms of significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes an evaluation of required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. As a result of the above factors, at January 31, 2008 and 2007, the days revenue in contracts receivable was approximately 92 days and 114 days, respectively.
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
Recoverability of Goodwill and Intangible Assets
Effective February 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. See further discussion in Notes 13 and 14 to our Consolidated Financial Statements.
At January 31, 2008, goodwill and intangible assets on our balance sheet totaled $2,614,000 and $4,718,000 respectively. At January 31, 2007, goodwill and intangible assets on our balance sheet totaled $2,651,000 and $5,416,000, respectively. The goodwill and intangible assets are primarily attributable to the acquisition of the former Tri-State Restorations, Inc. (“Tri-State”) operation in June 2001 that now operates as our Los Angeles office and the acquisition of the former Flagship Services Group, Inc. (“Flagship”) operation in August 2005 that now operates as our Dallas office. The remaining goodwill and intangible assets relates to three smaller acquisitions and deferred costs related to our bank financing. The payment of the initial purchase price for the Tri-State and Flagship acquisitions initially generated a moderate amount of goodwill but the majority was created by the subsequent payment of contingent purchase price under the asset purchase agreement which provided for a four year and eighteen-month, respectively, earn-out for the former owners based upon the net profits of the Los Angeles and Dallas offices, respectively.
During fiscal year 2007, goodwill of $111,000 was determined to be impaired due to the closure of the Seattle, Washington office. We have concluded that the net remaining recorded value of goodwill and intangible assets has not been impaired as a result of an evaluation as of January 31, 2008.
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
Recoverability of Deferred Tax Assets
At January 31, 2008, our deferred tax assets totaled $3,915,000. At January 31, 2008, it was determined that the recognition of deferred income tax assets would be appropriate as it is more likely than not that all of the deferred tax assets would be realized. Therefore a valuation reserve is not necessary at that time.
At January 31, 2007, our deferred tax assets totaled $3,480,000. At January 31, 2007, it was determined that the recognition of deferred income tax assets would be appropriate as it is more likely than not that all of the deferred tax assets would be realized. Therefore a valuation reserve was not necessary at this time.
Mandatorily Redeemable Convertible Preferred Stock
The transaction was accounted for in accordance with SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and Emergency Issue Task Force 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Corporation’s Own Stock” in accounting for the transaction. The preferred stock has been recorded as a liability after consulting SFAS No. 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, our stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common stock. Per SFAS No. 150, there is to be no reassessment of the non-substantive feature.
After valuing the warrants for the purchase of our common stock issued with the convertible Preferred Shares, the beneficial conversion contained in the Preferred Shares and the costs associated with the Preferred Stock portion of the financing, the remainder was allocated to the convertible preferred stock. The difference between this initial value and the face value of the Preferred Stock will be accreted back to the Preferred Stock as preferred dividends utilizing an effective method. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. In accordance with SFAS No. 150, the accretion of the discount on the preferred stock is classified as interest expense in the Consolidated Statement of Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. In accordance with SFAS No. 150, the preferred stock dividend is classified as interest expense in the Consolidated Statement of Operations.
Both the preferred and common stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of our Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005, our Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance, a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the years ended January 31, 2008 and 2007, and the liability was recorded in accrued liabilities.
Accounting Policy Changes
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Any adjustments resulting from implementation of FIN No. 48 were required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Implementation of FIN No. 48 was required for the first annual period beginning after December 15, 2006. The Corporation adopted FIN No. 48 beginning February 1, 2007. The Corporation reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. There have been no subsequent changes to the Corporation’s determination regarding its previously recognized tax benefits. In 2007, the FASB issued FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48, which provides clarification regarding the effective settlement of tax positions upon examination by a taxing authority. FIN No. 48-1 has not to date impacted the Corporation’s application of FIN No. 48.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities and expands required information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Implementation of SFAS No. 157 is required for the fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS No. 157 may have on our consolidated financial statements and disclosures.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, Employers Accounting for Pension, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 are effective for the Corporation’s fiscal year ending January 31, 2007. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The adoption of SFAS No. 158 will not have a material effect on the Corporation’s results of operations, cash flows, or financial condition.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact SFAS No. 159 may have on our consolidated financial statements and disclosures.
In December 2007, the FASB issued SFAS No. 141R (Revised 2007), Business Combinations, which will change accounting guidance for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at their estimated acquisition date fair values, including noncontrolling interests, accrued contingent liabilities and in-process research and development. Acquired contingent liabilities will subsequently be measured at the higher of the acquisition date fair value or the amount determined under existing guidance for non-acquired contingencies. SFAS No. 141R also provides that acquisition costs will be expenses as incurred, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date, and that changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year after December 15, 2008, and will be applied prospectively for business combinations occurring on or after the date of adoption. Early adoption of SFAS No. 141R is prohibited. The Corporation expects to adopt SFAS No. 141R on February 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes new accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. Net income attributable to the noncontrolling interest is to be included in consolidated net income on the consolidated income statement. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 requires that a gain or loss be recognized in net income upon deconsolidation of a subsidiary based on the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year after December 15, 2008. The adoption of the standard, effective February 1, 2009, is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In September 2006, the Securities & Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB No. 108 was effective for the Corporation’s fiscal year ending January 31, 2007. The adoption of SAB No. 108 did not have a material effect on the Corporation’s results of operations, cash flows, or financial condition.
Results of Operations
Year Ended January 31, 2008 Compared to Year Ended January 31, 2007
During the year ended January 31, 2008 (“Fiscal 2008”), our contract revenues increased $22.1 million or 29.5% to $97.1 million compared to $75.0 million in the year ended January 31, 2007 (“Fiscal 2007”). The increase was primarily due to significant awards which resulted in record backlog at January 31, 2007, and continued backlog in excess of $50 million at October 31, 2007. Our sales and marketing initiatives, which consisted of adding more sales people and providing better tools for them to monitor potential awards, enhanced our bid and proposal activity resulting in significant new awards in addition to recurring business from existing customers.
Our contract costs increased $15.1 million to $83.0 million in Fiscal 2008 from $67.9 million in Fiscal 2007 as a result of the increased contract revenues. The gross margin in Fiscal 2008 increased $7.0 million to $14.1 million compared to $7.1 million Fiscal 2007 also as a result of the increased contract revenues. Gross margin as a percentage of revenue increased to 14.5% in 2008 from 9.5% in 2007. Fiscal 2007 gross margin was adversely impacted by a change in the estimated recovery from contract claims.
Selling, general and administrative expenses increased $0.5 million to $13.2 million in 2008 as compared to $12.7 million in Fiscal 2007. As a percentage of contract revenues, selling, general and administrative expense decreased by 3.4% to 13.6% in Fiscal 2008 from 17% in Fiscal 2007. The reason for the increased dollars of selling, general and administrative cost is due to an increase of $1.0 million in sales related costs, $300,000 in legal costs, $150,000 of Sarbanes Oxley costs offsets by $900,000 less bad debt expense.
In fiscal year 2007, we recorded a $919,000 non-recurring charge relative to employee fraud at its Seattle, Washington office. This charge arises following an internal investigation commenced in October 2006 into operations at the Corporation’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees. The prior year charge includes $222,000 of professional costs incurred as part of the investigation and restatement of our financial statements. There was no charge in the current fiscal year relative to the aforementioned employee fraud.
During the third quarter of Fiscal 2007, we determined that the goodwill related to the Northwestern operation was impaired. Therefore, a non-cash provision of $111,000 was made to reduce the goodwill related to that operation to zero.
During the fourth quarter of Fiscal 2007, we determined that the operating lease for its Phoenix operation was impaired as the office was closed in February 2007. Therefore, a provision of $105,000 was made for the remaining payments due under the operating lease.
We reported income from operations of $0.8 million for the current fiscal period compared to loss from operations of $6.8 million for the prior fiscal period, an increase of $7.6 million as a direct result of the factors discussed above.
Interest expense increased to $1,152,000 in 2008 compared to $1,002,000 in 2007 as a result of increased average borrowings.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement of $5.5 million of redeemable convertible preferred stock in July 2005 and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal period had an $896,000 expense, which included the actual dividend of $305,000 and the accretion of the discount associated with the preferred stock of $591,000. The prior fiscal period had a $2,072,000 expense, which included the actual dividends of $345,000 and the accretion of the discount associated with the preferred stock of $1,727,000. The accretion of the discount included a $1,214,000 charge due to the conversion of 2,203 shares of preferred stock into 2,325,631 shares of our common stock. The unamortized discount on those shares was expensed, as required, at the time of conversion.

In fiscal 2008, a provision of $6,000 was recorded for estimated taxes. Because of our loss before taxes in the fiscal 2007, a current tax benefit of $2.6 million was recorded as a result of carrying back the fiscal 2007 loss to fiscal years ended January 31, 2005 and 2006, thereby generating a refund of both federal and state income taxes.
At January 31, 2008, and 2007, the Corporation assessed its recent operating history and concluded that recognition of a valuation allowance against deferred income tax assets was not required in either year. In making these evaluations, we concluded that it was more likely than not that the deferred income tax assets would be realized. In fiscal 2007, the deferred benefit for federal income taxes reflects the effect of carrying back the current year’s loss to fiscal years ended January 31, 2005 and 2006, thereby generating a refund of federal income taxes previously paid and the realization of a portion of the net operating loss carryforwards for both federal and state purposes and the federal Research & Development Tax Credit.
At January 31, 2008, the Corporation has approximately $4.7 million of net operating loss carryforwards for federal income tax purposes expiring in 2028 and approximately $0.7 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2028.
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
Our contract costs increased $1.0 million to $67.8 million in Fiscal 2007 from $66.8 million in Fiscal 2006. The gross margin in Fiscal 2007 thus decreased $4.2 million to $7.1 million compared to $11.3 million Fiscal 2006. Gross margin as a percentage of revenue decreased to 9.5% in 2007 from 14.5% in 2006. A change in the estimated recovery from contract claims was the primary reason for the decreased margin. Other direct contract costs increased $3.0 million from $9.0 million to $12.0 million reflecting the inclusion of twelve months of the former Flagship operations in fiscal year 2007 versus the inclusion of five months in fiscal 2006, the inclusion of costs for twelve months of the Tampa restoration operation which was started in February 2006, and the opening of three new offices in the last quarter of Fiscal 2006.
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
We reported a loss from operations of $6.8 million for fiscal year 2007 compared to income from operations of $2.0 million for the prior fiscal period, a decrease of $8.8 million as a direct result of the factors discussed above.
During fiscal year 2007, we recorded a $919,000 non-recurring charge relative to employee fraud at its Seattle, Washington office. This charge arises following an internal investigation commenced in October 2006 into operations at the Corporation’s Seattle office, which indicated fraudulent activities undertaken by one or more former employees. The fiscal 2007charge includes $222,000 of professional costs incurred as part of the investigation and restatement of our financial statements. Fiscal 2006 had a $234,000 non-recurring charge relative to the aforementioned employee fraud.
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
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement of $5.5 million of redeemable convertible preferred stock in July 2005 and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. Fiscal 2007 had a $2,072,000 expense, which included the actual dividend of $345,000 and the accretion of the discount associated with the preferred stock of $1,727,000. The accretion of the discount included a $1,214,000 charge due to the conversion of 2,203 shares of preferred stock into 2,325,631 shares of our common stock. The unamortized discount on those shares was expensed, as required, at the time of conversion. The prior fiscal period had a $1,119,000 expense, which included the actual dividends of $277,000 and the accretion of the discount associated with the preferred stock of $842,000. The accretion of the discount included a $501,000 charge due to the conversion of 860 shares of preferred stock into 860,000 shares of our common stock. The unamortized discount on those shares was expensed, as required, at the time of conversion.
Because of our loss before taxes in fiscal 2007, a current tax benefit of $2.6 million was recorded as a result of carrying back the current period’s loss to fiscal years ended January 31, 2005 and 2006, thereby generating a refund of both federal and state income taxes. In fiscal 2006 a tax benefit of $261,000 was recorded.
At January 31, 2007, and at January 31, 2006, the Corporation assessed its recent operating history and concluded that recognition of a valuation allowance against deferred income tax assets was not required in either year, therefore the entire valuation allowance of $430,000 was recognized as a deferred tax benefit at the end of both years. In making these evaluations, we concluded that it was more likely than not that the deferred income tax assets would be realized. The deferred benefit for federal income taxes reflects the effect of carrying back the current year’s loss to fiscal years ended January 31, 2005 and 2006, thereby generating a refund of federal income taxes previously paid and the realization of a portion of the net operating loss carryforwards for both federal and state purposes and the federal Research & Development Tax Credit.
At January 31, 2007, the Corporation has approximately $3.8 million of net operating loss carryforwards for federal income tax purposes expiring in 2027 and approximately $0.5 million of federal credit carryforwards, primarily research and development tax credits, expiring from 2022 to 2027.
As a smaller reporting company, the Corporation has elected scaled disclosure reporting obligations and therefore is not required to provide the tabular disclosure of contractual obligations.
Liquidity and Capital Resources
Fiscal 2008
During Fiscal 2008, we experienced a decrease in cash and cash equivalents of $68,000 as cash and cash equivalents decreased from $158,000 at January 31, 2007, to $90,000 at January 31, 2008. The decrease in cash and cash equivalents in Fiscal 2008 was attributable to $2,444,000 cash used by financing activities and $752,000 used by investing activities, which were nearly offset by $3,128,000 cash provided by operating activities.
The $3,128,000 of cash provided by operating activities consisted primarily of a net loss of $0.9 million adjusted for $2.7 million of non-cash charges: depreciation ($1,085,000), amortization ($773,000), deferred income tax benefit ($435,000), accrued interest and dividends on preferred stock ($896,000), and the provision for the cost of stock based compensation ($345,000).
After adjusting for these non-cash charges and credits, the resulting cash basis net income of $1.8 million, was increased by a $1.3 million reduction in the working capital utilized by us which consisted primarily of a increase in accounts receivable ($1,078,000), an increase in accounts payable ($2,326,000), a decrease in billing in excess of costs ($1,589,000) and net changes in other current asset and current liability accounts ($1,667,000) resulting in a net use of $3,128,000 cash in operating activities. The operating activities were largely impacted by the increase in revenues from fiscal 2007 resulting in increases in accounts receivable and costs in excess of billings. Accounts payable is higher as a result of higher levels of work derived from the use of subcontractors during the later part of the fourth quarter of fiscal 2008. The decrease in billings in excess of costs was due to the completion of work for a customer who typically was invoiced on a progress basis ahead of the work schedule.
The $752,000 used in investing activities was primarily related to the purchase of property, plant and equipment.
The $2,444,000 of cash used by financing activities consisted of net debt payments ($1,606,000) insurance premium financing which has been contracted for and will paid out over the next several months ($983,000), reduced by proceeds from the exercise of stock options and warrants ($145,000).
Fiscal 2007
During Fiscal 2007, we experienced a decrease in cash and cash equivalents of $72,000 as cash and cash equivalents decreased from $230,000 at January 31, 2006, to $158,000 at January 31, 2007. The decrease in cash and cash equivalents in Fiscal 2007 was attributable to $463,000 cash used by operating activities and $812,000 used by investing activities, which were nearly offset by $1,203,000 cash provided by financing activities.

The $463,000 of cash utilized by operating activities consisted primarily of a net loss of $7.2 million adjusted for $2.5 million of non-cash charges: depreciation ($1,049,000), amortization ($786,000), deferred income tax benefit ($2,794,000), accrued interest and dividends on preferred stock ($2,072,000), impairment charges ($216,000), a net increase in allowance for uncollectible accounts ($850,000), and the provision for the cost of stock based compensation ($296,000).
After adjusting for these non-cash charges and credits, the resulting cash basis net loss of $4.7 million, was partially offset by a $4.2 million reduction in the working capital utilized by us which consisted primarily of a reduction in accounts receivable ($1,296,000), an increase in accounts payable ($915,000), a decrease in billing in excess of costs ($1,377,000) and net changes in other current asset and current liability accounts ($604,000) resulting in a net use of $463,000 cash in operating activities.
The $812,000 used in investing activities was primarily related to the purchase of property, plant and equipment.
The $1,203,000 of cash provided by financing activities consisted of net bank borrowings ($2,350,000), proceeds from the exercise of stock options and warrants ($861,000), reduced by the earnout payments related to the Flagship acquisition ($845,000), and further reduced by insurance premium financing which has been contracted for and will be paid out over the next several months ($1,157,000).
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
As a smaller reporting company, the Corporation has elected scaled disclosure reporting obligations and therefore is not required to provide the information requested by this Item 7A.
ITEM 8. Financial Statements and Supplementary Data
Our consolidated financial statements and the report of Malin, Bergquist and Company LLP are attached to this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9AT. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Prior to the filing of this Annual Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Corporation’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the chief executive officer and the principal financial officer concluded that, as of January 31, 2008, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 31, 2008, there were no changes in the Corporation’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of January 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Corporation’s internal control over financial reporting was effective as of January 31, 2008.
This Annual Report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this Annual Report.
ITEM 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers and Corporate Governance
Except as set forth herein, the information set forth in the Corporation’s definitive Proxy Statement to be filed with the Securities and Exchange Commission relating to our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) is incorporated herein by reference in response to this Item 10.
Code of Ethics
We have adopted a Code of Business Ethics for directors and executive officers (including our principal executive officer and principal financial officer, and other individuals performing similar functions) (the “Code of Ethics”). A copy of the Code of Ethics is available upon request, free of charge, by contacting our Corporate Secretary at PDG Environmental, Inc., 1386 Beulah Road, Building 801, Pittsburgh, PA 15235. Pursuant to Exchange Act rules, a copy of the Code of Ethics is incorporated herein by reference as Exhibit 14 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information set forth in our 2008 Proxy Statement pursuant is incorporated herein by reference in response to this Item 11.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in our 2008 Proxy Statement pursuant is incorporated herein by reference in response to this Item 12.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth in our 2008 Proxy Statement pursuant is incorporated herein by reference in response to this Item 13.
Item 14. Principal Accountant Fees and Services
The information set forth in our 2008 Proxy Statement pursuant is incorporated herein by reference in response to this Item 14.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)(1) and (2) The following consolidated financial statements and financial statement schedule of the registrant and its subsidiaries are included in Item 8.
     All other schedules for PDG Environmental, Inc. and the subsidiaries for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(a) (3) Exhibits:
Included after audited financial statements

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PDG Environmental, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDG Environmental, Inc.
/s/ John C. Regan
John C. Regan,
Chairman and Chief Executive Officer

Date: April 25, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PDG Environmental, Inc. and in the capacities and on the dates indicated.

/s/ John C. Regan	April 25, 2008
John C. Regan
Chairman and Chief Executive Officer (Principal Executive Officer and Director)

/s/ Nicola Battaglia	April 25, 2008
Nicola Battaglia
Chief Financial Officer (Principal Financial and Accounting Officer)

Richard A. Bendis, Director	By /s/ John C. Regan
John C. Regan, Attorney-in-Fact
April 25, 2008

Edgar Berkey, Director	By /s/ John C. Regan
John C. Regan, Attorney-in-Fact
April 25, 2008

James D. Chiafullo, Director	By /s/ John C. Regan
John C. Regan, Attorney-in-Fact
April 25, 2008

Edwin J. Kilpela, Director	By /s/ John C. Regan
John C. Regan, Attorney-in-Fact
April 25, 2008

PDG ENVIRONMENTAL, INC.
ANNUAL REPORT ON FORM 10-K
ITEMS 8
FINANCIAL STATEMENTS, CERTAIN EXHIBITS and SCHEDULE

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of PDG Environmental, Inc.
We have audited the accompanying consolidated balance sheets of PDG Environmental, Inc. and its subsidiaries (the Corporation) as of January 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PDG Environmental, Inc. and its subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ Malin, Bergquist & Company, LLP
Pittsburgh, Pennsylvania
April 23, 2008

CONSOLIDATED BALANCE SHEETS
PDG ENVIRONMENTAL, INC.

	January 31,
	2008	2007
ASSETS

Current Assets
Cash and cash equivalents	$90,000	$158,000
Contracts receivable, net of $1,286,000 allowance in 2008 and net of $1,290,000 allowance in 2007	22,154,000	21,257,000
Costs and estimated earnings in excess of billings on uncompleted contracts	3,325,000	4,407,000
Inventories	689,000	553,000
Prepaid income taxes	—	271,000
Deferred income tax asset	1,111,000	915,000
Other current assets	94,000	534,000

Total Current Assets	27,463,000	28,095,000

Property, Plant and Equipment
Land	42,000	42,000
Leasehold improvements	372,000	241,000
Furniture and fixtures	253,000	236,000
Vehicles	1,544,000	1,477,000
Equipment	9,505,000	8,871,000
Buildings	485,000	485,000

	12,201,000	11,352,000
Less: accumulated depreciation	9,859,000	8,795,000

	2,342,000	2,557,000

Intangible Assets, net of accumulated amortization of $1,930,000 and $1,405,000 in 2008 and 2007, respectively	4,718,000	5,416,000

Goodwill	2,614,000	2,651,000

Deferred Income Tax Asset	2,804,000	2,565,000
Contracts Receivable, Non Current	677,000	500,000
Costs and estimated earnings in excess of billings on uncompleted contracts, Non Current	3,327,000	1,200,000
Other Assets	300,000	270,000

Total Assets	$44,245,000	$43,254,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
PDG ENVIRONMENTAL, INC.

	January 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,729,000	$7,403,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,832,000	3,421,000
Accrued income taxes	255,000	—
Accrued liabilities	4,921,000	4,007,000
Current portion of long-term debt	412,000	322,000

Total Current Liabilities	17,149,000	15,153,000

Long-Term Debt	10,679,000	12,161,000

Mandatorily redeemable cumulative convertible Series C preferred stock,

$1,000.00 par value, 6,875 shares authorized and issued and 3,812.5 and 3,812.5 outstanding shares at January 31, 2008 and 2007, respectively (liquidation preference of $4,581,000 and $4,275,000 at January 31, 2008 and 2007)	3,446,000	2,550,000

Total Liabilities	31,274,000	29,864,000

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.02 par value, 60,000,000 and 60,000,000 shares authorized and 20,814,276 and 20,502,147 shares issued and outstanding January 31, 2008 and 2007, respectively	418,000	411,000
Common stock warrants	1,628,000	1,628,000
Paid-in capital	19,728,000	19,245,000
Accumulated deficit	(8,765,000)	(7,856,000)
Less treasury stock, at cost, 571,510 shares at January 31, 2008 and 2007	(38,000)	(38,000)

Total Stockholders’ Equity	12,971,000	13,390,000

Total Liabilities and Stockholders’ Equity	$44,245,000	$43,254,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
PDG ENVIRONMENTAL, INC.

	For the Years Ended January 31,
	2008	2007

Contract Revenues	$97,084,000	$74,977,000

Contract Costs	82,996,000	67,871,000

Gross Margin	14,088,000	7,106,000

Gain (Loss) on Sale of Fixed Assets	9,000	(17,000)
Non-recurring Charge Employee Fraud	—	919,000
Non-Cash Impairment Charge for Goodwill and Operation Lease	52,000	216,000
Selling, General and Administrative Expenses	13,230,000	12,750,000

Income (Loss) From Operations	815,000	(6,796,000)

Other Income (Expense):
Interest Expense	(1,152,000)	(1,002,000)
Deferred Interest Expense Preferred Dividends	(305,000)	(345,000)
Non-Cash Expense Accretion Discount Preferred Stock	(591,000)	(1,727,000)
Interest and Other Income	330,000	17,000

	(1,718,000)	(3,057,000)

Loss Before Income Taxes	(903,000)	(9,853,000)

Income Tax (Benefit) Provision	6,000	(2,676,000)

Net Loss	$(909,000)	$(7,177,000)

Earnings Per Common Share — Basic:	$(0.04)	$(0.36)

Earnings Per Common Share — Dilutive:	$(0.04)	$(0.36)

Average Common Shares Outstanding	20,664,000	19,785,000

Average Dilutive Common Stock Equivalents Outstanding	—	—

Average Common Shares and Dilutive Common Stock Equivalents Outstanding	20,664,000	19,785,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY PDG ENVIRONMENTAL, INC.
FOR THE TWO YEARS ENDED JANUARY 31, 2008

		Common			(Deficit)	Total
	Common	Stock	Paid-in	Treasury	Retained	Stockholders’
	Stock	Warrant	Capital	Stock	Earnings	Equity
Balance at January 31, 2006 As restated (1)	$345,000	$1,881,000	$15,582,000	$(38,000)	$(679,000)	$17,091,000
Issuance of 301,000 shares under Employee Incentive Stock Option Plan	6,000		160,000			166,000
Issuance of 10,000 shares under Non-Employee Director Stock Option Plan			3,000			3,000
Employee issuance of 100,000 shares of restricted common stock			48,000			48,000
Issuance of 618,055 shares from exercise of stock warrants	12,000	(253,000)	933,000			692,000
Conversion of 2,202.5 shares of Series C Preferred Stock Into 2,325,632 shares of Common Stock, including 123,132 shares of Common Stock from accrued dividends	46,000		2,280,000			2,326,000
Compensation expense under SFAS 123			222,000			222,000
Costs associated with July 2005 private placement			(6,000)			(6,000)
Issuance of 25,000 shares of restricted stock	1,000		(1,000)			—
Incentive payment paid with 14,830 shares	1,000		24,000			25,000
Net Loss					(7,177,000)	(7,177,000)

Balance at January 31, 2007	$411,000	$1,628,000	$19,245,000	$(38,000)	$(7,856,000)	$13,390,000

Issuance of 142,000 shares under Employee Incentive Stock Option Plan	3,000		72,000			75,500
Issuance of 90,000 shares under Non-Employee Director Stock Option Plan	2,000		68,000			70,000
Employee issuance of 100,000 shares of restricted common stock			48,000			48,000
Compensation expense under SFAS 123			258,000			258,000
Issuance of 25,000 shares of restricted stock	1,000		(1,000)			—
Incentive payment paid with 14,830 shares	1,000		27,000			28,000
Issuance of 24,000 shares of restricted stock for services			11,000			11,000
Net Loss					(909,000)	(909,000)

Balance at January 31, 2008	$418,000	$1,628,000	$19,728,000	$(38,000)	$(8,765,000)	$12,971,000

1)	See Note 15, “Employee Fraud”, of the accompanying notes to consolidated financial statements.
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PDG ENVIRONMENTAL, INC.

	For the Years Ended January 31
	2008	2007
Cash Flows From Operating Activities:
Net (loss)	$(909,000)	$(7,177,000)
Adjustments to Reconcile Net Income to Cash Provided by (Used in) Operating Activities:
Depreciation	1,085,000	1,049,000
Amortization	773,000	786,000
Deferred Income Taxes	(435,000)	(2,794,000)
Interest expense for Series C preferred stock accretion of discount	591,000	1,727,000
Non-cash Interest expense for Series C preferred dividends	305,000	345,000
Stock based compensation	345,000	296,000
Loss (Gain) on sale of fixed asses and equity investment	(9,000)	17,000
Provision for uncollectable accounts	4,000	850,000
Impairment charge for goodwill	—	111,000
Impairment charge for operating lease	52,000	105,000

	1,802,000	(4,685,000)

Changes in Current Assets and Liabilities:
Accounts receivable	(1,078,000)	1,296,000
Costs and Estimated Earnings in Excess of Billings on uncompleted contracts	(1,045,000)	(433,000)
Inventories	(136,000)	43,000
Prepaid income taxes	526,000	463,000
Other current assets (Prepaid Insurance)	1,423,000	754,000
Accounts payable	2,326,000	915,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,589,000)	1,377,000
Accrued liabilities	899,000	(193,000)

Total Changes	1,326,000	4,222,000

Net Cash Provided by (Used in) by Operating Activities	3,128,000	(463,000)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(674,000)	(812,000)
Proceeds from sale of equity investment and fixed assests	27,000	49,000
Changes in other assests	(105,000)	(49,000)

Net Cash Used in Investing Activities	(752,000)	(812,000)

Cash Flows From Financing Activities:
Proceeds from private placement of common and preferred stock	—	(6,000)
Proceeds from debt	—	2,874,000
Proceeds from exercise of stock options and warrants	145,000	861,000
Payment of accrued earnout liability	—	(845,000)
Payment of premium financing liability	(983,000)	(1,157,000)
Principal payments on debt	(1,606,000)	(524,000)

Net Cash Provided by (Used in) Financing Activities	(2,444,000)	1,203,000

Net (decrease) in cash and cash equivalents	(68,000)	(72,000)
Cash and cash equivalents, beginning of year	158,000	230,000

Cash and Cash Equivalents, End of Year	$90,000	$158,000

Supplementary disclosure of non-cash Investing and Financing Activity:
(Decrease) Increase in goodwill and accrued liabilities for earnout liability	$(37,000)	$442,000

Financing of annual insurance premium	$983,000	$1,157,000

Non-cash purchase of fixed assets financed through capital leases	$214,000	$561,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PDG ENVIRONMENTAL, INC.
For the Two Years Ended January 31, 2008
NOTE 1 — NATURE OF BUSINESS
PDG Environmental, Inc. (the “Corporation”) is a holding Corporation which, through its wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, emergency response and restoration, loss mitigation and reconstruction, demolition and related services.
The Corporation provides these services to a diversified customer base located throughout the United States. The Corporation’s business activities are conducted in a single business segment — Environmental Services. Services are generally performed under the terms of fixed price contracts or time and materials contracts with a duration of less than one year, although larger projects may require two or more years to complete. The Corporation primarily operates in the North Eastern, Southern, and Western portions of the United States.
NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates:
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires the Corporation to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenue and expenses. The Corporation believes the most significant estimates and assumptions are associated with revenue recognition on construction contracts, valuation of acquired intangibles and valuation of contracts receivable, income taxes, stock based compensation and contingencies. If the underlying estimates and assumptions upon which the consolidated financial statements are based change in the future, actual amounts may differ from those included in the accompanying consolidated financial statements.
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
Cash and Cash Equivalents:
Cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Corporation maintains demand and money market accounts at several domestic banks. From time to time, account balances may exceed the maximum available Federal Deposit Insurance Corporation coverage. As of January 31, 2008 account balances exceeded the maximum available coverage.
Contracts Receivable and Allowance for Uncollectible Accounts
Contract receivables are recorded when invoices are issued and are presented in the consolidated balance sheet net of the allowance for uncollectible accounts. Contract receivables are written off when they are determined to be uncollectible. The allowance for uncollectible accounts is estimated based on the Corporation’s historic losses, the existing economic conditions in the construction industry and the financial stability of its customers.
Payments for services are normally due within 30 days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Corporation and the customer. The nature of the construction industry is such that increased days revenue in receivables would not be considered outside the norm due to the nature of the payers which would include governmental entities, insurance companies and other parties whose typical pay cycle is longer than 30 days. Contracts receivable are not normally collateralized. The Corporation does not routinely charge interest on past due contracts receivable. As of January 31, 2008 and 2007, the Corporation’s risk of loss for contracts receivable was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates. Specific allowances for particular contracts receivable are recorded when circumstances indicate collection is doubtful. A general allowance for all contracts receivable based on risk related to the volume and age of all other contracts receivable is recorded to provide for unforeseen circumstances. Bad debt expense is reflected in other selling, general and administrative expenses on the Consolidated Statements of Operations when allowances on contracts receivable are increased or when accounts written off exceed available allowances.
Inventories:
Inventories consisting of materials and supplies used in the completion of contracts are stated at the lower of cost (on a first-in, first-out basis) or market.
Property, Plant and Equipment:
Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to thirty years. Equipment, which comprised the majority of the Corporation’s fixed assets are primarily depreciated over three to five-years. Depreciation expense totaled $1,085,000 and $1,049,000 in 2008 and 2007 respectively.

Goodwill and Intangibles
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. With respect to identifiable intangible assets, we consider customer and subcontractor relations, non-compete agreements and other assets. In accordance with Statement No. 142 “Goodwill and Other Intangible Assets” goodwill and intangibles are reviewed at least annually for impairment. Unless circumstances otherwise dictate, annual impairment testing is performed in the fourth quarter.
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
Stock Based Compensation
The Corporation account for stock-based awards under SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.
Fair Value of Financial Instruments
As of January 31, 2008 and 2007, the carrying value of cash and cash equivalents, contract receivables, accounts payable, notes payable and current maturities of long-term debt approximated fair value because of their short maturities.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. FIN No. 48 also requires additional disclosure concerning uncertainty related to deferred income tax assets and liabilities. Any adjustments resulting from implementation of FIN No. 48 were required to be recognized as changes in accounting principles with a cumulative effect adjustment to retained earnings as of the beginning of the year of adoption. Implementation of FIN No. 48 was required for the first annual period beginning after December 15, 2006. The Corporation adopted FIN No. 48 beginning February 1, 2007. The Corporation reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. There have been no subsequent changes to the Corporation’s determination regarding its previously recognized tax benefits. In 2007, the FASB issued FIN No. 48-1, Definition of “Settlement” in FASB Interpretation No. 48, which provides clarification regarding the effective settlement of tax positions upon examination by a taxing authority. FIN No. 48-1 has not to date impacted the Corporation’s application of FIN No. 48.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities and expands required information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Implementation of SFAS No. 157 is required for the fiscal years beginning after November 15, 2007. We are currently evaluating the impact SFAS No. 157 may have on our consolidated financial statements and disclosures.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, Employers Accounting for Pension, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 are effective for the Corporation’s fiscal year ending January 31, 2007. The measurement date provisions are effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact SFAS No. 158 may have on our consolidated financial statements and disclosures.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. We are currently evaluating the impact SFAS No. 159 may have on our consolidated financial statements and disclosures.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which will change accounting guidance for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at their estimated acquisition date fair values, including noncontrolling interests, accrued contingent liabilities and in-process research and development. Acquired contingent liabilities will subsequently be measured at the higher of the acquisition date fair value or the amount determined under existing guidance for non-acquired contingencies. SFAS No. 141R also provides that acquisition costs will be expenses as incurred, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date, and that changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year after December 15, 2008, and will be applied prospectively for business combinations occurring on or after the date of adoption. Early adoption of SFAS No. 141R is prohibited. The Corporation expects to adopt SFAS No. 141R on February 1, 2009.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes new accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. Net income attributable to the noncontrolling interest is to be included in consolidated net income on the consolidated income statement. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 requires that a gain or loss be recognized in net income upon deconsolidation of a subsidiary based on the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year after December 15, 2008. The adoption of the standard, effective February 1, 2009, is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both the balance sheet and income statement approach when quantifying a misstatement. SAB No. 108 was effective for the Corporation’s fiscal year ending January 31, 2007. The adoption of SAB No. 108 did not have a material effect on the Corporation’s results of operations, cash flows, or financial condition.

NOTE 4 — CONTRACTS RECEIVABLE
At January 31, 2008 and 2007, contracts receivable consist of the following:

	2008	2007

Billed completed contracts	$14,326,000	$13,989,000
Contracts in Progress	9,791,000	9,058,000

	24,117,000	23,047,000
Less allowance for Uncollectible Accounts	(1,286,000)	(1,290,000)

Net Contracts Receivables	$22,831,000	$21,757,000

Contracts receivable at January 31, 2008 and 2007 include $2,355,000 and $1,603,000, respectively, of retainage receivables. At January 31, 2008 and 2007, a portion of the contracts receivable balance, $677,000 and $500,000, respectively, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle. For the year ended January 31, 2008, one customer, a private sector manufacturing client located in the northeast, accounted for more than 10% of the Corporation’s consolidated revenues. For the years ended January 31, 2007, one customer, a military base on the Gulf coast, represented 13% of the Corporation’s consolidated revenues.
At January 31, 2008 and 2007, contracts receivable included $5,958,000 and $4,954,000, respectively, of billings which have been billed to the customer more than one hundred twenty days prior to the respective year-end. The Corporation continuously reviews the credit worthiness of customers and, when feasible, requests collateral to secure the performance of services.
At January 31, 2008 and 2007, approximately $1,286,000 and $1,290,000 were included as allowance for doubtful accounts.
NOTE 5 — COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
Details related to contract activity are as follows:

	January 31,
	2008	2007

Revenues earned on uncompleted contracts	$75,623,000	$65,960,000
Less: billings to date	70,803,000	63,774,000

Net Under Billings	$4,820,000	$2,186,000

Included in the accompanying consolidated balance sheets under the following captions:

	January 31,
	2008	2007
Costs and estimated earnings in excess of billings on uncompleted contracts	$6,652,000	$5,607,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,832,000)	(3,421,000)

Net Under Billings	$4,820,000	$2,186,000

At January 31, 2008, the Corporation had approximately $6.7 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $4.3 million of costs related to contract claims and unapproved change orders. Of the $22.8 million in contracts receivable, approximately $3.1 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
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
At January 31, 2008 and 2007, a portion of the costs and estimated earnings in excess of billings balance, $3,327,000 and $1,200,000, respectively, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle.
Accounts payable include amounts due to subcontractors totaling approximately $3,161,000 as of January 31, 2008. The retainage portion (pending completion and customer acceptance of certain jobs) is approximately $1,302,000 as of January 31, 2008.

Accounts payable include amounts due to subcontractors totaling approximately $680,000 as of January 31, 2007. The retainage portion (pending completion and customer acceptance of certain jobs) is approximately $240,000 as of January 31, 2007.
During the year ended January 31, 2008, a $500,000 decrease in revenue and margin was recorded for a change in the estimated recovery from a contract claim in our Los Angeles, California office.
During the year ended January 31, 2007, a $470,000 decrease in revenue and margin was recorded for a change in the estimated recovery from a contract claim in our Seattle, Washington office. During 2007, $500,000 of revenue and margin on a significant contract in claim status was written off.
NOTE 6 — ACCRUED LIABILITIES
Accrued liabilities are as follows:

	January 31,
	2008	2007

Wages, commissions, bonuses and withholdings	$3,068,000	$2,591,000
Accrued union and fringe benefit	260,000	309,000
Additional acquisition consideration	226,000	281,000
Contractor’s finders fees	238,000	361,000
Accrued Workers’ Compensation	223,000	—
Subcontractor fees	462,000	—
Other	444,000	465,000

Total Accrued Liabilities	$4,921,000	$4,007,000

NOTE 7 — LONG-TERM DEBT
Long-term debt of the Corporation less amounts due within one year is as follows:

	January 31,
	2008	2007
Term loan due in monthly installments of $3,687 including interest at 7.75% due in August 2015	$253,000	$277,000
Equipment note due in monthly installments of $9,639 including interest at 7.25%, due in August 2009	170,000	269,000
Revolving line of credit expiring on June 6, 2009 and bearing interest at the prime rate plus 1%	10,070,000	11,270,000
Equipment financed under capital leases, due in monthly installments of $11,554 including interest at 8.57% to 13.97%, due October 2009 — May 2012	307,000	366,000
Equipment financed under capital leases, due in monthly installments of $4,916 including interest at 0.00% to 5.12%, due November 2008	48,000	—
Vehicles financed under capital leases, due in monthly installments of $13,538 including interest at 3% to 6%, due April 2008 — June 2012	243,000	301,000

	11,091,000	12,483,000
Less amount due within one year	412,000	322,000

	$10,679,000	$12,161,000

The cost and accumulated depreciation of equipment under capital lease obligations at January 31, 2008, is approximately $596,000 and $178,000, respectively. The cost and accumulated depreciation of vehicles under capital lease obligations at January 31, 2008, is approximately $656,000 and $409,000, respectively. The current portion of the total capital lease obligations is $286,000 at January 31, 2008.
The cost and accumulated depreciation of equipment under capital lease obligations at January 31, 2007, is approximately $656,000 and $59,000, respectively. The cost and accumulated depreciation of vehicles under capital lease obligations at January 31, 2007, is approximately $594,000 and $293,000, respectively. The current portion of the total capital lease obligations is $207,000 at January 31, 2007.

The line of credit, equipment note and commitment for future equipment financing are at an interest rate of prime plus 1% with financial covenant incentives which may reduce the interest rate to either prime plus 1 / 2% or prime (at January 31, 2008, prime was 6.00%). The mortgage is at an interest rate of 7.75% fixed until July 31, 2009, and is then adjusted to 2.75% above the 3-year Treasury Index every three years.
At January 31, 2008, the line of credit available was approximately $11.7 million. This amount is based upon the borrowing base calculation which is a factor of qualified contracts receivable and a percentage of qualified inventory. On January 31, 2008, the balance on the line of credit was $10,070,000 with an unused availability of $1,630,000.
Huntington Bank holds a blanket security interest in the assets of the Corporation.
Maturity requirements on long-term debt and capital lease obligations are $412,000 in fiscal 2009, $10,340,000 in fiscal 2010, $116,000 in fiscal 2011, $70,000 in fiscal 2012, $42,000 in fiscal 2013 and $110,000 thereafter.
The Corporation paid approximately $1,152,000 and $1,002,000 for interest costs during the years ended January 31, 2008 and 2007, respectively.
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
The Huntington Bank Revolving Line of Credit Agreement and subsequent amendments include various covenants relating to matters affecting the Corporation including the annual required evaluation of the debt service coverage, debt to worth, and the tangible net worth. The Corporation did meet the covenant requirements as of January 31, 2008. However, the Corporation did not meet the covenant requirements as of January 31, 2007. Subsequent to year end, Huntington Bank amended certain covenants which retroactively enabled the Corporation to be in compliance with their loan covenants at January 31, 2007. As part of the amendment the interest rate was increased to prime plus 1%.
NOTE 8 — INCOME TAXES
Significant components of the provision for income taxes are as follows:

	For the Years Ended January 31,
	2008	2007

Current:

Federal	$(123,000)	$107,000
State	564,000	11,000

	441,000	118,000

Deferred:

Federal	(279,000)	(2,532,000)
State	(156,000)	(262,000)

	(435,000)	(2,794,000)

Total income tax provision (benefit)	$6,000	$(2,676,000)

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

	For the Years Ended January 31,
	2008	2007

Tax at statutory rate	$(316,000)	$(3,448,000)
State income taxes, net of federal tax benefit	255,000	(356,000)
Research and Development and Minimum Tax Credits	(511,000)	(180,000)
Non-deductible preferred stock dividend and accretion	346,000	800,000
Non-deductible stock option expense	100,000	—
Correction of Prior Period Tax Matters	40,000	413,000
Other	92,000	95,000

	$6,000	$(2,676,000)

The significant components of the Corporation’s deferred tax assets as of January 31, 2008 and 2007, are as follows:

	2008	2007
Deferred tax assets:

Book over tax amortization	$361,000	$327,000
Allowance for doubtful accounts	497,000	498,000
Prospective refunds of federal income taxes	—	587,000
Net operating loss carryforwards	1,973,000	1,595,000
Research and Development and Alternative Tax Credit carryforwards	535,000	185,000
Accrued Liabilities	490,000	289,000
Other	135,000	127,000

Gross deferred tax assets	3,991,000	3,608,000

Deferred tax liabilities:

Tax over book depreciation	76,000	128,000

Gross deferred tax liabilities	3,915,000	128,000

Net deferred tax assets	$3,915,000	$3,480,000

The Corporation’s deferred tax assets as of January 31, 2008 and 2007, are classified as follows:

	2008	2007
Current asset	$1,111,000	$915,000
Long term asset	2,804,000	2,565,000

Net deferred tax assets	$3,915,000	$3,480,000

At January 31, 2008 and 2007, it was determined that the recognition of deferred income tax assets would be appropriate as it is more likely than not that all of the deferred tax assets would be realized. Therefore a valuation allowance reserve is not necessary at this time.
All goodwill generated in fiscal 2008 and 2007 is deductible.
At January 31, 2008, the Corporation has approximately $4.7 million of net operating loss carryforwards for federal income tax purposes expiring in 2028 and approximately $0.7 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2028.
The Corporation paid approximately $137,000 and $130,000 for federal and state income and franchise taxes during the years ended January 31, 2008 and 2007, respectively. During the year ended January 31, 2007, the Corporation received a $400,000 refund of federal income tax payments made in the prior fiscal year. Subsequent to January 31, 2007, an additional $96,000 refund of federal income tax payments made in the prior fiscal year was received.
Uncertainty Regarding Income Taxes
On February 1, 2007, the Corporation implemented FIN No. 48, which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. For the Corporation and its subsidiaries, U.S. federal income tax returns are filed on a consolidated basis and California income tax returns are filed on a unitary basis for the group. The Corporation and its subsidiaries also file various state income tax returns on a single corporation basis. The Corporation believes it is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before fiscal 2002. There were no income tax examinations in progress when the Corporation implemented FIN No. 48.
The Corporation reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. Consequently, no material adjustments were recorded upon implementation of FIN No. 48 to establish liabilities for unrecognized tax benefits. The Corporation also reviewed the tax benefits it expects to recognize for fiscal 2008 in estimating federal and state income tax provisions for the year ended January 31, 2008, and determined that no material uncertainty was indicated regarding the expected tax benefits. Consequently, a tabular reconciliation of the beginning and ending amount of unrecognized tax benefits and any additions, reductions and changes has been omitted.
Based on the Corporation’s determination that no material uncertainty was indicated regarding previously recognized or expected tax benefits, no accrual for interest and penalties was recognized upon implementation of FIN No. 48 or for the year ended January 31, 2008. As the Corporation has significant net operating loss carryforwards, even if certain of the Corporation’s tax positions were disallowed, it is not foreseen that the Corporation would have to pay any taxes in the near future. Consequently, the Corporation does not calculate the impact of interest or penalties on amounts that might be disallowed.
NOTE 9 — NOTES RECEIVABLE — OFFICERS
At January 31, 2008 and 2007, the Corporation had approximately $132,000 in notes receivable from its employees in the form of personal loans, which are due on demand. A breakdown of the notes receivable balance at January 31, 2008, by executive officer is as follows: John C. Regan, Chairman — $95,000 of principal and $55,000 of related accrued interest. Two other individuals owe the remaining amount. The notes and related accrued interest receivable are classified at January 31, 2008 and 2007, as Other Assets on the consolidated balance sheets.
NOTE 10 — COMPENSATION PLANS
In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and all unvested stock options outstanding as of the effective date. The Corporation adopted the provision of the Statement effective February 1, 2006 using the “modified prospective transition” method.
The Corporation maintains a qualified Incentive Stock Option Plan (the “Plan”), which provides for the grant of incentive options to purchase an aggregate of up to 5,500,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms.
In fiscal year 2008, options to purchase 505,000 shares of the Corporation’s common stock were granted under the Plan. These options vest upon the passage of time. No options were granted under the plan in fiscal year 2007.
During fiscal 2008, options to purchase 142,000 shares of the Corporation’s common stock at exercise prices ranging from $0.19 to $0.87 per share were exercised, resulting in proceeds of $75,130 to the Corporation. During fiscal 2007, options to purchase 301,000 shares of the Corporation’s common stock at exercise prices ranging from $0.19 to $1.38 per share were exercised, resulting in proceeds of $166,215 to the Corporation.
The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the “Employee Directors Plan”), which provides for the grant of options to purchase an aggregate of up to 500,000 shares of the Corporation’s common stock. Options to purchase 250,000 and 50,000 shares of the Corporation’s common stock at an exercise price of $1.52 per share and $0.65 per share, respectively, have been granted under the Employee Director Plan. At January 31, 2008 and 2007, all of the options granted under the Employee Directors Plan were exercisable.
The 1990 Stock Option Plan for Non-Employee Directors (the “Non-Employee Directors Plan”) provides for the grant of options to purchase an aggregate of up to 600,000 shares of the Corporation’s common stock. At January 31, 2008, all of the 450,250 outstanding options granted under the Non-Employee Directors Plan were exercisable at prices ranging from $0.26 per share to $2.23 per share. Options for 40,000 shares at an exercise price of $0.95 were granted during the current year. The options vested immediately at the date of the grant. During fiscal 2008, options to purchase 90,000 shares of the Corporation’s common stock at exercise prices ranging from $0.76 to $0.79 per share were exercised, resulting in proceeds of $69,600 to the Corporation. During fiscal 2007, options to purchase 10,000 shares of the Corporation’s common stock at exercise price of $0.36 per share were exercised, resulting in proceeds of $3,600 to the Corporation.
The following table summarizes information with respect to the Plan for the two years ended January 31, 2008:

			Option
	Weighted Average	Number of	Price Range
	Exercise Price	Shares	Per Share

Outstanding at January 31, 2006	$0.73	2,308,617	$0.19 — $1.82

Forfeited — Reusable	$0.44	(84,000)	$0.19 — $0.87
Exercised	$0.55	(301,000)	$0.19 — $1.38

Outstanding at January 31, 2007	$0.76	1,923,617	$0.19 — $1.82

Granted	$0.90	505,000	$0.88 — $0.90
Forfeited — Reusable	$0.87	(65,950)	$0.19 — $1.38
Exercised	$0.53	(142,000)	$0.19 — $.087

Outstanding at January 31, 2008	$0.80	2,220,667	$0.19 — $1.82

Exercisable at January 31, 2008	$0.72	1,440,667	$0.19 — $1.82

Exercisable at January 31, 2007	$0.68	1,473,167	$0.19 — $1.82

At January 31, 2008, the Corporation’s outstanding options relative to the Plan are as follows by exercise price range:

	Weighted Average	Number of	Weighted Average
Exercise Price Range	Exercise Price	Shares	Remaining Life

$0.00 to $0.50	$0.36	645,167	2.48
$0.50 to $1.00	$0.88	1,331,000	6.91
$1.00 to $1.50	$1.38	149,500	7.14
$1.50 to $2.00	$1.82	95,000	7.93

Total	$0.80	2,220,667	5.68

At January 31, 2007, the Corporation’s outstanding options relative to the Plan are as follows by exercise price range:

	Weighted Average	Number of	Weighted Average
Exercise Price Range	Exercise Price	Shares	Remaining Life

$0.00 to $0.50	$0.37	725,117	3.41
$0.50 to $1.00	$0.85	932,500	6.00
$1.00 to $1.50	$1.38	171,000	8.10
$1.50 to $2.00	$1.82	95,000	8.92

Total	$0.76	1,923,617	5.35

At January 31, 2008, the Corporation’s vested options relative to the Plan are as follows by exercise price range:

	Weighted Average	Number of	Weighted Average
Exercise Price Range	Exercise Price	Shares	Remaining Life

$0.00 to $0.50	$0.36	625,167	2.41
$0.50 to $1.00	$0.81	596,000	4.62
$1.00 to $1.50	$1.38	149,500	7.14
$1.50 to $2.00	$1.82	70,000	7.93

Total	$0.72	1,440,667	4.09

At January 31, 2007, the Corporation’s vested options relative to the Plan are as follows by exercise price range:

	Weighted Average	Number of	Weighted Average
Exercise Price Range	Exercise Price	Shares	Remaining Life

$0.00 to $0.50	$0.37	689,667	3.31
$0.50 to $1.00	$0.76	577,500	4.46
$1.00 to $1.50	$1.38	171,000	8.10
$1.50 to $2.00	$1.82	35,000	8.92

Total	$0.68	1,473,167	4.45

A total of 780,000 non-vested stock options were outstanding as of January 31, 2008, 245,000 in 2009, 215,000 in 2010, 110,000 in 2011, 110,000 in 2012 and 100,000 in 2013, unless forfeited earlier.
The Corporation utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of the grant. The following tables include information regarding assumptions for 2008 grants under the Corporation’s stock option plans and the weighted average fair values of options granted for 2007 and 2008.

Risk Free Interest Rate	4.36% — 4.88%
Expected Dividend Yield	0.00%
Expected Life of Options	10 years
Expected Volatility Rate	96.87% — 101.63%

Options originally issued at or above market:

Weighted average fair value of options granted during 2007	$1.38
Weighted average fair value of options granted during 2008	$0.82
Compensation expense for the fair value of share-based payment arrangements was $258,000 and $222,000 for fiscal 2008 and 2007, respectively. Based on estimates for outstanding non-vested options as of January 31, 2008, the Corporation anticipates future expense will be recognized of $234,000 during 2009, $191,000 during 2010, $146,000 during 2011, $82,000 during 2012 and $27,000 thereafter.
The following table summarizes information with respect to non-qualified stock options for the two years ended January 31, 2008:

		Option
	Number of	Price Range
	Shares	Per Share

Outstanding and Exercisable at January 31, 2006	10,000	$0.65
No Activity	—	—

Outstanding and Exercisable at January 31, 2007	10,000	$0.65
No Activity	—	—

Outstanding and Exercisable at January 31, 2008	10,000	$0.65

NOTE 11 — PRIVATE PLACEMENT OF SECURITIES — JULY 2005
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
All shares of the Series C Preferred Stock shall rank superior to the Corporation’s Common Stock and any class or series of capital stock of the Corporation hereafter creates.

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
The Corporation consulted FAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Corporation’s Own Stock” in accounting for the transaction. The preferred stock has been recorded as a liability after consulting FAS No. 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, the Corporation’s stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per FAS No. 150, there is to be no reassessment of the non-substantive feature.
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For fiscal 2008 and 2007, the accretion of the aforementioned discount was $473,000 and $404,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the years ended January 31, 2008 and 2007, the accrued dividend was $305,000 and $345,000, respectively, for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. Of the total accrued dividend at January 31, 2008 and 2007, of $768,000 and $586,000, respectively, conversions of Series C Preferred Stock into Common Stock resulted in the conversion of $123,000 of dividends for the years ended January 31, 2007. Therefore, $768,000 and $463,000 of dividends remain accrued at January 31, 2008 and 2007, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $118,000 and $110,000 for the years ended January 31, 2008 and 2007, respectively, and was classified as interest expense in the Statement of Consolidated Operations.
Registration Rights Agreements
In connection with the private placements in July 2005, the Corporation entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Corporation agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Corporation to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Corporation will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Corporation’s Registration Statement was declared effective by the Securities & Exchange Commission. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. On February 15, 2007 the Post Effective Amendment #4 was declared effective by the Securities & Exchange Commission. As of April 18, 2007 the Corporation has utilized forty-five of the permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event.
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
Warrant Derivative Liability
Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation’s Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation’s Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the years ended January 31, 2008 and 2007 and the liability was recorded in accrued liabilities.
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
NOTE 13 — GOODWILL
The changes in the carrying amount of goodwill for the years ended January 31, 2008 and 2007, are as follows:

	2008	2007

Balance, beginning of year	$2,651,000	$2,316,000
Goodwill adjusted during the year	(37,000)	446,000
Impairment losses	—	(111,000)

Balance, end of year	$2,614,000	$2,651,000

Goodwill decreased by $37,000 and increased by $446,000 during the year ended January 31, 2008 and 2007, respectively, primarily due to the acquisition of the former Flagship operations in August 2005 and the accrual of additional purchase price consideration earned by the former owners of Tri-State Restoration, Inc. (“Tri-State”) and Flagship in accordance with Emerging Issues Task Force (“EITF 95-8”) “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination”. The payment of contingent consideration relative to Tri-State is based upon the operating income of the former Tri-State operation based upon operating results through May 31, 2005. The payment of contingent consideration relative to Flagship is based upon the operating income of the former Flagship operation based upon operating results through February 2007.
During the quarter ended October 31, 2006, the Corporation determined that the goodwill related to its Northwestern operation was impaired due to the issues raised relative to the employee fraud discussed in Note 15, the Corporation’s intention to close the Seattle operation and the operating issues that the Corporation’s Northwest operations continue to experience. Therefore, a non-cash provision of $111,000 was made to reduce the goodwill related to that operation to zero.
In conformance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we performed impairment tests based upon the year-end balances. No impairments were noted with the exception of the impairment mentioned above.
NOTE 14 — INTANGIBLE ASSETS
The components of intangible assets for the years ended January 31, 2008 and 2007 are as follows:

	2008	2007

Covenant-not-to-compete	$78,000	$78,000
Customer relationships	5,796,000	5,946,000
Subcontractor relationships	530,000	530,000
Deferred financing costs	226,000	210,000
Other	18,000	57,000

	6,648,000	6,821,000
Accumulated amortization	(1,930,000)	(1,405,000)

	$4,718,000	$5,416,000

Covenants-not-to-compete are amortized over the life of the respective covenant which range from 2 to 5 years. Customer relationships are amortized over the estimated remaining life of those relationships, which are three to ten years. Subcontractor relationships are amortized over the estimated remaining life of those relationships, which are estimated at five years. Deferred financing costs are amortized over the remaining life of the debt instrument which is one to one and one half years. Amortization expense was $773,000 and $786,000 for the years ended January 31, 2008 and 2007, respectively.

Amortization of intangibles during the next five fiscal years is anticipated to be as follows: 2009 — $734,000, 2010 — $700,000 and 2011 — $640,000, 2012 — $577,000 and 2013 — $577,000.
NOTE 15 — EMPLOYEE FRAUD
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
The Corporation filed a claim against the Corporation’s employee theft insurance policy. The insurance claim amount was $0.5 million. The Corporation received approximately $400,000 associated with this claim in fiscal 2008 and recorded the benefit as a component of Other Income.
The Corporation has evaluated the impact of the employee fraud on its internal control over financial reporting and undertaken corrective measures (see “Item 9 — Controls and Procedures” within Management’s Discussion and Analysis).
NOTE 16 — NET INCOME PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended January 31,
	2008	2007
Numerator:

Net Income (Loss)	$(909,000)	$(7,177,000)
Preferred stock dividends and accretion of discount	—	—

Numerator for basic earnings per share—income available to common stockholders	(909,000)	(7,177,000)

Effect of dilutive securities:
Preferred stock dividends	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(909,000)	$(7,177,000)

Denominator:

Denominator for basic earnings per share—weighted average shares	20,664,000	19,785,000

Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,664,000	19,785,000

Basic earnings per share	$(0.04)	$(0.36)

Diluted earnings per share	$(0.04)	$(0.36)

At January 31, 2008 and 2007; 2,891,000 and 2,609,000 options, and 5,689,000 and 5,689,000 warrants, respectively, were not included in the calculation of dilutive earnings per share as their inclusion would have been antidilutive.
At January 31, 2008 and 2007, 1,368,060 warrants for the purchase of the Corporation’s common stock at an exercise price of $1.11 per share, 2,321,178 warrants for the purchase of the Corporation’s common stock at an exercise price of $1.33 per share and 2,000,000 warrants for the purchase of the Corporation’s common stock at an exercise price of $2.00 per share were outstanding. The warrants with exercise prices of $1.11 and $1.33 per share expire on July 1, 2010 and the warrants with an exercise price of $2.00 per share expire on March 4, 2009.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $851,000 and $814,000 for the years ended January 31, 2008 and 2007, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2008, aggregated $2,406,000 and payments due during the next five fiscal years are as follows: 2009 — $925,000, 2010 — $840,000, 2011 - $479,000, 2012 — $121,000 and 2013 — $40,000.
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
We are a party to a number of legal proceedings brought against us which have arisen in the normal course of business. These proceedings typically relate to contract issues or counter claims. Litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the results of operations, cash flows and / or financial position for the period in which the ruling occurs. We currently believe, after consultation with counsel, that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations or cash flows.
Any of our pending compliance or legal proceedings is subject to early resolution as a result of our ongoing efforts to settle. If and when any of these compliance and legal proceedings will be resolved through settlement is neither predictable nor guaranteed.

NOTE 18 — QUARTERLY RESULTS (UNAUDITED)
The Corporation had the following results by quarter:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year Ending January 31, 2008
Revenues	$21,700,000	$26,638,000	$26,616,000	$22,130,000	$97,084,000
Gross margin	3,693,000	4,041,000	2,742,000	3,612,000	14,088,000

Income (loss) before income taxes	403,000	669,000	(1,221,000)	(754,000)	(903,000)

Net income (loss)	$314,000	$505,000	$(1,000,000)	$(728,000)	$(909,000)

Earnings per share
Basic	$0.02	$0.02	$(0.05)	$(0.04)	$(0.04)
Diluted	$0.01	$0.02	$(0.05)	$(0.04)	$(0.04)

Year Ending January 31, 2007

Revenues	$16,368,000	$22,428,000	$19,783,000	$16,398,000	$74,977,000
Gross margin	1,146,000	3,294,000	2,011,000	655,000	7,106,000

Loss before income taxes	(3,136,000)	(1,415,000)	(1,632,000)	(3,670,000)	(9,853,000)

Net loss	$(2,160,000)	$(1,233,000)	$(1,997,000)	$(1,787,000)	$(7,177,000)

Earnings per share
Basic	$(0.12)	$(0.06)	$(0.10)	$(0.08)	$(0.36)
Diluted	$(0.12)	$(0.06)	$(0.10)	$(0.08)	$(0.36)

PDG ENVIRONMENTAL, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended
January 31, 2008 and 2007

	Balance at	Additions		Balance
	beginning	charged		at close
	of year	to income	Deductions(1)	of year

2008
Allowance for doubtful accounts	$1,290,000	$35,000	$(39,000)	$1,286,000

2007
Allowance for doubtful accounts	$440,000	$1,037,000	$(187,000)	$1,290,000

(1)	Uncollectible accounts written off, net of recoveries.

(a)	(3) Exhibits:

Pages
of Sequential
	Exhibit Index	Numbering System

2.1	Asset Purchase Agreement among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates — Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates — Residential, Ltd., a Texas limited partnership, and Certain Sole Shareholder Thereof. and PDG Environmental, Inc., a Delaware corporation and Project Development Group, Inc., a Pennsylvania corporation, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

3.1	Certificate of Incorporation of the registrant and all amendments thereto, filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

3.2	Certificate of Amendment to the Certificate of Incorporation of the registrant, approved by stockholders on June 25, 1991, filed as Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, is incorporated herein by reference.

3.3	Amended and Restated By-laws of the registrant, filed as Exhibit 4.2 to the registrant’s registration statement on Form S-8 of securities under the PDG Environmental, Inc. Amended and Restated Incentive Stock Option Plan as of June 25, 1991, are incorporated herein by reference.

4.1	Certificate of the Powers, Designation, Preferences, and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions of the Series A, 9.00% Cumulative Convertible Preferred Stock, filed as Exhibit H with the registrant’s preliminary proxy materials on July 23, 1990 (File No. 0-13667), is incorporated herein by reference.

4.2	Certificate of Amendment of Certificate of the Powers, Designation, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations, or Restrictions of the Series A 9% Cumulative Convertible Preferred Stock (par value $0.01 per share), filed as Exhibit 4(a) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1993, is incorporated herein by reference.

4.3	Certificate of Powers, Designation, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions of the Series B, 4.00% Cumulative, Convertible Preferred Stock, filed as Exhibit 4.2 to the registrant’s registration on Form S-3 on March 17, 1993, is incorporated herein by reference.

4.4	Loan Agreement dated August 3, 2000 between Huntington Bank and PDG Environmental, Inc., PDG, Inc., Project Development Group, Inc. and Enviro-Tech Abatement Services Co., filed as Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2001, is incorporated herein by reference.

4.5	Common Stock Purchase Warrant to purchase 250,000 shares of Common Stock of PDG Environmental, Inc. among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates — Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates — Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

Pages
of Sequential
	Exhibit Index	Numbering System

4.6	Common Stock Purchase Warrant to purchase 150,000 shares of Common Stock of PDG Environmental, Inc. among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates — Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates — Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

4.7	Certificate of Designation of Series C Preferred Stock, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.8	Registration Rights Agreement between PDG Environmental, Inc. and Common Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.9	Form of Common Purchase Warrant issued to Common Investors, filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.10	Registration Rights Agreement between PDG Environmental, Inc. and Series C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.11	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.12	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.13	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.1	Indemnity Agreement dated as of the first day of July 1990 by and among Project Development Group, Inc. and John C. and Eleanor Regan, filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.2	Assumption Agreement entered into as of the fourteenth day of December 1990 among Project Development Group, Inc., and John C. and Eleanor Regan, filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.3	PDG Environmental, Inc. Amended and Restated Incentive Stock Option Plan as of June 25, 1991, filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.4	PDG Environmental, Inc. 1990 Stock Option Plan for Employee Directors, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.5	PDG Environmental, Inc. 1990 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

Pages
of Sequential
	Exhibit Index	Numbering System

10.6	Demand note between the registrant and John C. Regan, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.7	Demand note between the registrant and Dulcia Maire, filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.8	Loan Agreement dated August 3, 2000 between Huntington Bank and PDG Environmental, Inc., PDG, Inc., Project Development Group, Inc. and Enviro-Tech Abatement Services Co. (as it appears at 4.4).

10.09	Employee Agreement dated February 15, 2004 for John C. Regan filed as Exhibit 10 of the PDG Environmental, Inc. Current Report on Form 8-K dated February 28, 2005, is hereby incorporated herein by reference.

10.10	Asset Purchase Agreement dated June 15, 2001 by and among Tri-State Restoration, Inc. Project Development Group, Inc. and PDG Environmental, Inc., filed as Exhibit 2 of the registrant’s Interim Report on Form 8-K dated July 6, 2001, is hereby incorporated herein by reference.

10.11	Stock Purchase Agreement between PDG Environmental, Inc. and Barron Partners LP, dated March 4, 2004 along with Registration Rights Agreement between PDG Environmental, Inc. and Barron Partners, First Warrant to purchase shares of PDG Environmental, Inc. and Second Warrant to purchase shares of PDG Environmental, Inc. filed as Exhibits 10.1, 10.2, 10.3 and 10.4 of the registrant’s Interim Report on Form 8-K dated March 12, 2004, is hereby incorporated herein by reference.

10.12	Promissory Note among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates — Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates — Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

10.13	Securities Purchase Agreement between PDG Environmental, Inc. and Common Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.14	Securities Purchase Agreement between PDG Environmental, Inc. and Series C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.15	Thirteenth Amendment to Loan Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Huntington Bank, filed as Exhibit 10 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.16	Twelfth Modification of Open-Ended Mortgage and Security Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Huntington Bank, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.17	Overline Facility Note D, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc.,

Pages
of Sequential
	Exhibit Index	Numbering System

Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Huntington Bank, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

14	Code of Ethics filed as Exhibit 14 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, is incorporated herein by reference.

21	List of subsidiaries of the registrant, file herewith.

23	Consent of independent registered public accounting firm, file herewith.

24	Power of attorney of directors, file herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Amended Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, file herewith.
(b)	Reports on Form 8-K

During the three months ended January 31, 2008, we filed the following Form 8-K reports:

Form 8-K filed December 14, 2007, containing Item 2.02 Results of Operations and Financial Condition for the quarter ending October 31, 2007 and Item 9.01 Pro forma Financial Information and Exhibits.