Form 10-Q
period 2008-04-30
PDG ENVIRONMENTAL INC
filed 2008-06-12
CIK 771485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the period ended April 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑
As of June 9, 2008, there were 20,825,943 shares of the registrants Common Stock, par value $0.02 per share, outstanding.

PDG Environmental, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
PDG ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2008	2008
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$87,000	$90,000
Contracts Receivable, Net	19,348,000	22,154,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	3,266,000	3,325,000
Inventories	601,000	689,000
Deferred Income Tax Asset	1,181,000	1,111,000
Other Current Assets	1,037,000	94,000

Total Current Assets	25,520,000	27,463,000

Property, Plant and Equipment	12,296,000	12,201,000
Less: Accumulated Depreciation	10,102,000	9,859,000

	2,194,000	2,342,000

Intangible Assets	4,525,000	4,718,000
Goodwill	2,614,000	2,614,000
Deferred Income Tax Asset	3,251,000	2,804,000
Contracts Receivable, Non Current	677,000	677,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Non Current	3,327,000	3,327,000
Other Assets	297,000	300,000

Total Assets	$42,405,000	$44,245,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$7,936,000	$9,729,000
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	1,859,000	1,832,000
Accrued Income Taxes	187,000	255,000
Accrued Liabilities	5,827,000	4,921,000
Current Portion of Long-Term Debt	394,000	412,000

Total Current Liabilities	16,203,000	17,149,000

Long-Term Debt	10,552,000	10,679,000

Mandatorily Redeemable Cumulative Convertible Series C Preferred Stock	3,694,000	3,446,000

Total Liabilities	30,449,000	31,274,000

Stockholders’ Equity
Common Stock	418,000	418,000
Common Stock Warrants	1,628,000	1,628,000
Paid-In Capital	19,857,000	19,728,000
Accumulated Deficit	(9,909,000)	(8,765,000)
Less Treasury Stock, at Cost	(38,000)	(38,000)

Total Stockholders’ Equity	11,956,000	12,971,000

Total Liabilities and Stockholders’ Equity	$42,405,000	$44,245,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended April 30,
	2008	2007

Contract Revenues	$17,715,000	$21,700,000

Contract Costs	15,482,000	18,007,000

Gross Margin	2,233,000	3,693,000

(Loss) on Sale of Fixed Assets	(3,000)	—
Selling, General and Administrative Expenses	3,461,000	2,814,000

Income (Loss) from Operations	(1,231,000)	879,000

Other Income (Expense):
Interest Expense	(203,000)	(271,000)
Non-Cash Interest Expense for Preferred Dividends and Accretion of Discount	(248,000)	(210,000)
Interest and Other Income	21,000	5,000

	(430,000)	(476,000)

Income (Loss) Before Income Taxes	(1,661,000)	403,000

Income Tax (Benefit) Provision	(517,000)	89,000

Net Income (Loss)	$(1,144,000)	$314,000

Earnings (Loss) Per Common Share — Basic:	$(0.05)	$0.02

Earnings (Loss) Per Common Share — Dilutive:	$(0.05)	$0.01

Average Common Shares Outstanding	20,814,000	20,502,000

Average Dilutive Common Stock Equivalents Outstanding	—	495,000

Average Common Shares and Dilutive Common Stock
Equivalents Outstanding	20,814,000	20,997,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended April 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,144,000)	$314,000
Adjustments to Reconcile Net Income to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	450,000	461,000
Deferred Income Taxes	(517,000)	67,000
Interest Expense for Series C Preferred Stock Dividends and Accretion of Discount	248,000	210,000
Stock Based Compensation	129,000	53,000
Loss on Sale of Fixed Assets	3,000	—
Provision for Uncollectible Accounts	—	(40,000)

	(831,000)	1,065,000

Changes in Current Assets and Liabilities:
Contracts Receivable	2,806,000	(1,905,000)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	59,000	58,000
Inventories	88,000	(35,000)
Prepaid Income Taxes	(68,000)	230,000
Other Current Assets (Prepaid Insurance)	370,000	584,000
Accounts Payable	(1,793,000)	541,000
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	27,000	(506,000)
Accrued Liabilities	(81,000)	(292,000)

Total Changes	1,408,000	(1,325,000)

Net Cash Provided by (Used in) Operating Activities	577,000	(260,000)

Cash Flows From Investing Activities:
Purchase of Property, Plant and Equipment	(86,000)	(137,000)
Proceeds from Sale of Fixed Assets	1,000	—
Changes in Other Assets	3,000	(25,000)

Net Cash Used in Investing Activities	(82,000)	(162,000)

Cash Flows From Financing Activities:
Proceeds from Debt	—	705,000
Payment of Premium Financing Liability	(326,000)	(289,000)
Principal Payments on Debt	(172,000)	(82,000)

Net Cash Provided by (Used in) Financing Activities	(498,000)	334,000

Net (Decrease) in Cash and Cash Equivalents	(3,000)	(88,000)
Cash and Cash Equivalents, Beginning of Year	90,000	158,000

Cash and Cash Equivalents, End of Period	$87,000	$70,000

Supplementary Disclosure of Non-Cash Investing and Financing Activity:
(Decrease) in Goodwill and Accrued Liabilities for Earnout Liability	$—	$(32,000)

Financing of Annual Insurance Premium	$1,313,000	$983,000

Non-Cash Purchase of Fixed Assets Financed Through Capital Leases	$27,000	$38,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2008
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. and its wholly-owned subsidiaries (the “Corporation” or “Company”).
The condensed consolidated financial statements as of and for the three months ended April 30, 2008 and 2007, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended January 31, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 2 — CONTRACTS RECEIVABLE
At April 30, 2008 and January 31, 2008, contract receivables consist of the following:

	April 30, 2008	January 31, 2008

Billed completed contracts	$14,563,000	$14,326,000
Contracts in Progress	6,678,000	9,791,000

	21,241,000	24,117,000

Less allowance for Uncollectible Accounts	(1,216,000)	(1,286,000)

Net Contracts Receivables	$20,025,000	$22,831,000

Contracts receivable at April 30, 2008 and January 31, 2008, include $2.1 million and $2.4 million, respectively, of retainage receivables. At April 30, 2008 and January 31, 2008, a portion of the receivable balance, $0.7 million, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle.
At April 30, 2008, the Corporation had approximately $6.6 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $4.3 million of costs related to contract claims and unapproved change orders. Of the $20.0 million in contracts receivable, approximately $2.9 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
NOTE 3 — INCOME TAXES
A deferred tax benefit of $517,000 and no current federal or state income tax expense was recorded for the three months ended April 30, 2008. A current federal income tax benefit of $71,000, a current state income tax expense of $32,000, and a deferred tax provision of $128,000 was recorded for the three months ended April 30, 2007.
At April 30, 2008, the Corporation has approximately $5.7 million of net operating loss carryforwards for federal income tax purposes expiring in 2028 and approximately $500,000 of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2028.
Income taxes paid by the Corporation for the three months ended April 30, 2008 and 2007 totaled approximately $67,000 and $9,000, respectively.

NOTE 4 — TERM DEBT
The Corporation maintains a $15 million line of credit with Huntington Bank (formerly Sky Bank). The current interest rate on the line of credit is prime plus 1%.
On April 30, 2008, the balance on the line of credit was $10.0 million with an unused availability, based upon the asset based lending formula, of $0.4 million. The majority of the Corporation’s property and equipment are pledged as security for the above obligations. Effective July 31, 2007, the Company and Huntington Bank agreed upon an extension of the maturity date to June 6, 2009.
On April 30, 2008, the Company was not in compliance with one of the financial covenants of the line of credit agreement. The Company obtained a waiver from Huntington Bank waiving the financial covenant as of April 30, 2008.
The Corporation paid interest costs totaling approximately $203,000 and $271,000 during the three months ended April 30, 2008 and 2007, respectively.
The Corporation’s mortgage on its Pittsburgh operating location is at an interest rate of 7.75% fixed until July 31, 2009 and is then adjusted to 2.75% above the 3-year Treasury Index every three years.
NOTE 5 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended April 30,
	2008	2007
Numerator:

Net Income (loss)- Numerator for basic earnings per share—income available to common stockholders	$(1,144,000)	$314,000

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share—income available to common stock after assumed conversions	$(1,144,000)	$314,000

Denominator:

Denominator for basic earnings per share—weighted average shares	20,814,000	20,502,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	495,000

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,814,000	20,997,000

Basic earnings (loss) per share	$(0.05)	$0.02

Diluted earnings (loss) per share	$(0.05)	$0.01

At April 30, 2008, diluted loss per share was the same as basic loss per share since the Company reported a net loss and therefore the effect of all potentially dilutive securities on the loss per share would have been antidilutive. At April 30, 2007, 1,375,000 options, and 5,689,000 warrants were not included in the calculation of diluted earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was not included in the calculation of diluted earnings per share as of April 30, 2007, as their inclusion would have been antidilutive.

NOTE 6 — STOCK OPTIONS
On February 1, 2006, the Corporation changed its accounting method for its stock-based compensation plans and adopted the recognition and measurement principles of FASB Statement No. 123R, “Accounting for Stock-Based Compensation”. In adopting FASB 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to fiscal year 2007, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the three months ended April 30, 2008 and 2007, the Company recognized $106,000 and $41,000, respectively, of stock-based employee compensation cost related to stock options.
At April 30, 2008, the Corporation had 787,500 stock options subject to time vesting. During the three months ended April 30, 2008, 7,500 stock options were issued by the Corporation. The options to purchase shares of common stock will vest equally over three years on the anniversary of the grant date. There were no stock options issued for the three months ended April 30, 2007.
The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following are the assumptions for the grant of 7,500 stock options during the three months ended April 30, 2008:

Risk free interest rate	3.78%
Expected dividend yield	0.00%
Expected life of options	6.0 yrs
Expected volatility rate	98.16%

Weighted average fair value of options granted during 2008		$0.44
During the three months ended April 30, 2008 and 2007, no shares of the Corporation’s common stock were issued due to the exercise of stock options.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three months ended April 30, 2008 and 2007, the accretion of the aforementioned discount was $138,000 and $107,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three months ended April 30, 2008 and 2007, the accrued dividend was $76,000 and $76,000, respectively, for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. At April 30, 2008 and 2007, total accrued dividends were $844,000 and $539,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $34,000 and $27,000 for the three months ended April 30, 2008 and 2007, respectively, and was classified as interest expense in the Consolidated Statement of Operations.
Registration Rights Agreements
In connection with the private placements in July 2005, the Corporation entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Corporation agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Corporation to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Corporation will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Corporation’s Registration Statement was declared effective by the Securities & Exchange Commission. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities & Exchange Commission. On February 15, 2007 the Post Effective Amendment #4 was declared effective by the Securities & Exchange Commission. As of April 30, 2008 the Corporation has utilized forty-five of the permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event.
Warrant Derivative Liability
Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation’s Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation’s Registration Statement on Form S-2 was declared effective by the Securities & Exchange Commission. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the three months ended April 30, 2008 and 2007 and the liability was recorded in accrued liabilities.

Conversion of Preferred Stock to Common Stock
During the three months ended April 30, 2008 and 2007, there were no conversions of preferred stock to common stock.
Exercise of Warrants for Common Stock
During the three months ended April 30, 2008 and 2007, there were no warrants exercised for common stock.
NOTE 8 — GOODWILL AND OTHER INTANGILBLE ASSETS
At April 30, 2008 and January 31, 2008, the Corporation’s goodwill was $2,614,000 and $2,614,000, respectively.
At April 30, 2008 and January 31, 2008, the Corporation’s intangible assets, net of amortization expense, was $4,525,000 and $4,718,000, respectively. For the three months ended April 30, 2008 and 2007, amortization expense of the intangible assets was $193,000 and $189,000, respectively.
SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. The Corporation has elected to perform its annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the year. Although no indicators of impairment have been identified during fiscal 2009, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
NOTE 9 — NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which provides guidance for using fair value to measure assets and liabilities and expands required information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. Implementation of SFAS No. 157 is required for the fiscal years beginning after November 15, 2007. The standard, which was adopted effective February 1, 2008, did not have a significant impact on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, Employers Accounting for Pension, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 are effective for the Corporation’s fiscal year ending January 31, 2007. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The standard, which was adopted effective February 1, 2008, did not have a significant impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose fair value measurement for many financial instruments and certain other items as of specified election dates. Business entities will thereafter report in earnings the unrealized gains and losses on items for which the fair value option has been chosen. The fair value option may be applied instrument by instrument, may not be applied to portions of instruments and is irrevocable unless a new election date occurs. SFAS No. 159 is effective for an entity’s first fiscal year beginning after November 15, 2007. The standard, which was adopted effective February 1, 2008, did not have a significant impact on the Company’s consolidated financial statements .
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
On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The adoption of the standard, effective February 1, 2009, is not expected to have a significant impact on the Corporation’s consolidated financial statements.
The FASB has issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. The adoption of the standard is not expected to have a significant impact on the Corporation’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation’s or Corporation management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation’s current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. There can be no assurance that future developments and actual actions or results affecting the Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation’s performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in the Corporation’s 2008 Form 10-K filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
OVERVIEW
We provide environmental and specialty contracting services including asbestos and lead abatement, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the three months ended April 30, 2008, revenues from disaster response, loss mitigation and reconstruction were 46.3% of total revenues vs. 53.7% of revenues from abatement of asbestos. The Company has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.
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
The Corporation continues to manage its projects to minimize risk and the negative financial impact upon the Corporation. More information on risks and the Corporation’s efforts to manage risks is available in Item 1A under the caption “Risk Factors” in the Corporation’s 2008 Form 10-K and supplemented elsewhere in this report. Additionally, please refer to the Corporation’s 2008 Form 10-K for a discussion of the components of the significant categories in the Corporation’s consolidated Statement of Operations.
CRITICAL ACCOUNTING POLICIES
In general, there have been no significant changes in the Corporation’s critical accounting policies since January 31, 2008. For a detailed discussion of these policies, please see Item 7 of the Corporation’s 2008 Form 10-K.

RESULTS OF OPERATIONS
Three Months Ended April 30, 2008 Compared to Three Months ended April 30, 2007
During the three months ended April 30, 2008, the Corporation’s contract revenues decreased by 18.4% to $17.7 million compared to $21.7 million in the three months ended April 30, 2007. The decrease was primarily due to lower revenues generated from asbestos abatement projects during the three months ended April 30, 2008, as compared to same period last year last year. In addition, one asbestos abatement project accounted for approximately 13% of total revenues for the three months ended April 30, 2007, as compared to the largest customer generating only 7% of total revenues during the three months ended April 30, 2008. The Corporation’s gross margin decreased to $2.2 million in the first quarter of fiscal 2009 as compared to $3.7 million in the first quarter of fiscal 2008 largely due to the lower revenues and field margin generated during the three months ended April 30, 2008. Gross margin as a percentage of revenue decreased to 12.6% for the current quarter from 17.0% for the prior year fiscal quarter. Field margins, which are defined as the difference between contract revenues and direct field costs, decreased to 26.6% for the current quarter, from 29.8% in the prior year fiscal quarter. The decrease in the field margin percentage is simply a factor of the projects performed during the three months of April 30, 2008 versus the comparable period last year and their respective field margin percentages. Other direct costs decreased to $2.5 million or 14.0% of revenue for the current quarter as compared to $2.8 million or 12.8% of revenue for the prior year fiscal quarter. The dollar decrease is due to fewer offices maintained by the Company at April 30, 2008 as compared to the same period last year as well as the reduced level of revenues.
Selling, general and administrative expenses increased to $3.5 million in the current fiscal quarter as compared to $2.8 million in the three months ended April 30, 2007. The increase is principally due to higher sales and marketing costs, compensation costs for the new chief financial officer hired May 23, 2007, costs related to the Corporation’s rebranding and higher legal costs. As a percentage of contract revenues, selling, general and administrative expense increased by 6.5% to 19.5% for the prior year fiscal quarter as a result of the above and a lower revenue base.
The Corporation reported a loss from operations of ($1,231,000) for the three months ended April 30, 2008, compared to income from operations of $879,000 for the three months ended April 30, 2007, as a direct result of the factors discussed above.
Interest expense decreased to $203,000 in the current quarter as compared to $271,000 in the same quarter of a year ago as a result lower borrowings outstanding and lower interest rates during the three months ended April 30, 2008.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal period had a $248,000 expense, which includes the actual dividend of $76,000 and the accretion of the discount associated with the preferred stock of $172,000. The prior fiscal period had a $210,000 expense, which included the actual dividend of $76,000, and the accretion of the discount associated with the preferred stock of $134,000.
During the quarter ended April 30, 2008, the Corporation recorded a $517,000 deferred tax benefit.
During the quarter ended April 30, 2007, the Corporation recorded a $71,000 current federal tax benefit, a $32,000 state income tax provision and $128,000 deferred tax provision.
FINANCIAL CONDITION
Liquidity and Capital Resources
During the three months ended April 30, 2008, the Corporation’s cash and cash equivalents decreased by $3,000 to $87,000. The decrease in cash during the first three months of fiscal 2009 is attributable to inflows from operating activities of $577,000 offset by outflows from financing activities of $498,000, and outflows of $82,000 from investing activities.
Cash generated by operating activities totaled $577,000 in the three months ended April 30, 2008. The bulk of the inflow was due to non-cash expenses of $313,000 offset by the net loss of $1,144,000, offset by a decrease in working capital of $1,408,000. The change in working capital is primarily due to the increase in payments received on contracts of $2,806,000 offset by payments made to vendors of $1,793,000.
Investing activities cash outflows included $86,000 for the purchase of property, plant and equipment.

Financing activities cash outflows consisted of $172,000 net payments on the line of credit and payment for the insurance premium financing of $326,000. On April 30, 2008, the Company was not in compliance with one of the financial covenants of the line of credit agreement however, subsequent to April 30, 2008, the Company obtained a waiver from Huntington Bank waiving the financial covenant as of April 30, 2008.
At April 30, 2008, the Corporation’s backlog totaled $57.6 million ($38.9 million on fixed fee contracts and $18.7 million on time and materials or unit price contracts). At April 30, 2008, our backlog consisted of $33.4 million of booked orders and an additional $24.2 million of open ended purchase orders or orders in final negotiation stage which will likely become booked orders in the second quarter of fiscal 2009.
At April 30, 2008, the Corporation had approximately $6.6 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $4.3 million of costs related to contract claims and unapproved change orders. Of the $20.0 million in contracts receivable, approximately $2.9 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
In connection with the private placements in July 2005, the Company entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Company agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Company to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Company will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Company Registration Statement was declared effective by the Securities and Exchange Commission. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the Securities and Exchange Commission. As of April 30, 2008, the Company has utilized forty-five of permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.
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
As a smaller reporting company, the Company has elected scaled disclosure reporting obligations and therefore is not required to provide the information in this Item 3.

ITEM 4.	CONTROLS AND PROCEDURES
Prior to the filing of this Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this Report on Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended April 30, 2008, there were no changes in the Company’s internal control procedures with respect to financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The Company is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Company based upon information available at this time.

ITEM 6.	EXHIBITS
(a)	The following exhibits are being filed with this report:

Exhibits
Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of The Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of The Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as amended Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDG ENVIRONMENTAL, INC.
By /s/ John C. Regan
John C. Regan
Chairman and Chief Executive Officer

By /s/ Nicola Battaglia
Nicola Battaglia
Chief Financial Officer

Date: June 12, 2008

EXHIBIT INDEX
Exhibit No. and Description

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of The Sarbanes-Oxley Act of 2002

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as amended Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002