Form 10-Q
period 2008-10-31
PDG ENVIRONMENTAL INC
filed 2008-12-12
CIK 771485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended October 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            ☐ Yes    ☑ No
As of December 9, 2008, there were 20,875,109 shares of the registrants Common Stock, par value $0.02 per share, outstanding.

PDG Environmental, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PDG ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2008	2008
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$74,000	$90,000
Contracts Receivable, Net	29,032,000	22,154,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	5,120,000	3,325,000
Inventories	635,000	689,000
Deferred Income Tax Asset	1,257,000	1,111,000
Other Current Assets	390,000	94,000

Total Current Assets	36,508,000	27,463,000

Property, Plant and Equipment	12,464,000	12,201,000
Less: Accumulated Depreciation	(10,606,000)	(9,859,000)

	1,858,000	2,342,000

Intangible Assets	4,235,000	4,718,000
Goodwill	2,489,000	2,614,000
Deferred Income Tax Asset	3,049,000	2,804,000
Contracts Receivable, Non Current	677,000	677,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Non Current	3,327,000	3,327,000
Other Assets	313,000	300,000

Total Assets	$52,456,000	$44,245,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$$12,567,000	$9,729,000
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	3,152,000	1,832,000
Accrued Income Taxes	6,000	255,000
Accrued Liabilities	4,391,000	4,921,000
Current Portion of Long-Term Debt	353,000	412,000
Mandatorily Redeemable Cumulative Convertible Series C Preferred Stock	4,225,000	—

Total Current Liabilities	24,694,000	17,149,000

Long-Term Debt	16,010,000	10,679,000

Mandatorily Redeemable Cumulative Convertible Series C Preferred Stock	—	3,446,000

Total Liabilities	40,704,000	31,274,000

Stockholders’ Equity
Common Stock	418,000	418,000
Common Stock Warrants	1,628,000	1,628,000
Paid-In Capital	20,042,000	19,728,000
Accumulated Deficit	(10,298,000)	(8,765,000)
Treasury Stock, at Cost	(38,000)	(38,000)

Total Stockholders’ Equity	11,752,000	12,971,000

Total Liabilities and Stockholders’ Equity	$52,456,000	$44,245,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended October 31,
	2008	2007
Contract Revenues	$28,134,000	$26,616,000

Contract Costs	23,770,000	23,874,000

Gross Margin	4,364,000	2,742,000

Selling, General and Administrative Expenses	3,180,000	3,594,000

Income (Loss) from Operations	1,184,000	(852,000)

Other Income (Expense):
Interest Expense	(232,000)	(303,000)
Non-Cash Interest Expense for Preferred Dividends and Accretion of Discount	(271,000)	(229,000)
Interest and Other Income	24,000	163,000

	(479,000)	(369,000)

Income (Loss) Before Income Taxes	705,000	(1,221,000)

Income Tax (Benefit) Provision	363,000	(221,000)

Net Income (Loss)	$342,000	$(1,000,000)

Earnings (Loss) Per Common Share — Basic:	$0.02	$(0.05)

Earnings (Loss) Per Common Share — Diluted:	$0.02	$(0.05)

Average Common Shares Outstanding	20,826,000	20,749,000

Average Dilutive Common Stock Equivalents Outstanding	30,000	—

Average Common Shares and Dilutive Common Stock Equivalents Outstanding	20,856,000	20,749,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended October 31,
	2008	2007
Contract Revenues	$69,056,000	$74,954,000

Contract Costs	59,405,000	64,478,000

Gross Margin	9,651,000	10,476,000

Loss on Sale of Fixed Assets	(6,000)	—
Selling, General and Administrative Expenses	10,255,000	9,399,000

Income (Loss) from Operations	(610,000)	1,077,000

Other Income (Expense):
Interest Expense	(636,000)	(883,000)
Non-Cash Interest Expense for Preferred Dividends and Accretion of Discount	(779,000)	(658,000)
Interest and Other Income	61,000	315,000

	(1,354,000)	(1,226,000)

Income (Loss) Before Income Taxes	(1,964,000)	(149,000)

Income Tax (Benefit) Provision	(431,000)	32,000

Net Income (Loss)	$(1,533,000)	$(181,000)

Earnings (Loss) Per Common Share — Basic:	$(0.07)	$(0.01)

Earnings (Loss) Per Common Share — Diluted:	$(0.07)	$(0.01)

Average Common Shares Outstanding	20,821,000	20,614,000

Average Dilutive Common Stock Equivalents Outstanding	—	—

Average Common Shares and Dilutive Common Stock Equivalents Outstanding	20,821,000	20,614,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended October 31,
	2008	2007
Cash Flows from Operating Activities:
Net (Loss)	$(1,533,000)	$(181,000)
Adjustments to Reconcile Net (Loss) to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,353,000	1,403,000
Deferred Income Tax Benefit	(391,000)	(177,000)
Interest Expense for Series C Preferred Stock Dividends and Accretion of Discount	779,000	657,000
Stock Based Compensation	312,000	224,000
Loss on Sale of Fixed Assets	6,000	—
Provision for Receivable Allowance	1,307,000	11,000

	1,833,000	1,937,000

Changes in Current Assets and Liabilities:
Contracts Receivable	(8,185,000)	(4,004,000)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	(1,795,000)	(1,146,000)
Inventories	54,000	(107,000)
Accrued Income Taxes	(249,000)	373,000
Other Current Assets (Prepaid Insurance)	1,017,000	1,113,000
Accounts Payable	2,838,000	2,676,000
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	1,320,000	(1,586,000)
Accrued Liabilities	(528,000)	1,612,000

Total Changes	(5,528,000)	(1,069,000)

Net Cash Provided by (Used in) Operating Activities	(3,695,000)	868,000

Cash Flows From Investing Activities:
Purchase of Property, Plant and Equipment	(275,000)	(528,000)
Proceeds from Sale of Fixed Assets	4,000	—
Payment of Accrued Earnout Liability	(100,000)	—
Changes in Other Assets	(107,000)	(66,000)

Net Cash Used in Investing Activities	(478,000)	(594,000)

Cash Flows From Financing Activities:
Proceeds from Debt	5,549,000	730,000
Proceeds from Exercise of Stock Options and Warrants	2,000	145,000
Payment of Premium Financing Liability	(1,090,000)	(882,000)
Principal Payments on Debt	(304,000)	(282,000)

Net Cash Provided by (Used in) Financing Activities	4,157,000	(289,000)

Net Increase (Decrease) in Cash and Cash Equivalents	(16,000)	(15,000)
Cash and Cash Equivalents, Beginning of Year	90,000	158,000

Cash and Cash Equivalents, End of Period	$74,000	$143,000

Supplementary Disclosure of Non-Cash Investing and Financing Activity:
Decrease in Goodwill and Accrued Liabilities for Earnout Liability	$(126,000)	$(32,000)

Financing of Annual Insurance Premium	$1,313,000	$983,000

Non-Cash Purchase of Fixed Assets Financed Through Capital Leases	$27,000	$197,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2008
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. and its wholly-owned subsidiaries (the “Corporation” or “Company”).
The condensed consolidated financial statements as of and for the three and nine months ended October 31, 2008 and 2007, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended January 31, 2008. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 2 — CONTRACTS RECEIVABLE
At October 31, 2008 and January 31, 2008, contract receivables consist of the following:

	October 31, 2008	January 31, 2008
Billed Completed Contracts	$4,910,000	$6,026,000
Contracts in Progress	26,554,000	18,091,000

	31,464,000	24,117,000

Less Allowance for Contracts Receivable	(1,755,000)	(1,286,000)

Net Contracts Receivables	$29.709,000	$22,831,000

At October 31, 2008 and January 31, 2008, contracts receivable for billed completed contracts of $4.9 million and $6.0 million, respectively, is based on full completion of the project. The remaining $26.6 million and $18.1 million of contracts receivable at October 31, 2008 and January 31, 2008, respectively, is related to ongoing projects. Allowance for contracts receivable at October 31, 2008, include a $1.1 million reserve for uncollectible accounts and a $0.7 million valuation reserve for estimated discounts. All of the $1.3 million of allowance for contracts receivable at January 31, 2008, is for uncollectible accounts.
Contracts receivable at October 31, 2008 and January 31, 2008, include $2.9 million and $2.4 million, respectively, of retainage receivables. At October 31, 2008 and January 31, 2008, a portion of the receivable balance, $0.7 million, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle.
At October 31, 2008, the Corporation had approximately $8.4 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $4.2 million of costs related to contract claims and unapproved change orders. Of the $31.5 million in contracts receivable, approximately $2.2 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
NOTE 3 — INCOME TAXES
A deferred tax benefit of $391,000, a current state income tax benefit of $40,000, and no current federal income tax provision was recorded for the nine months ended October 31, 2008. A deferred tax benefit of $177,000, a current state income tax provision of $209,000, and no current federal income tax provision was recorded for the nine months ended October 31, 2007.
At October 31, 2008, the Corporation has approximately $4.9 million of net operating loss carryforwards for federal income tax purposes expiring in 2028 and approximately $500,000 of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2028.
Income taxes paid by the Corporation for the nine months ended October 31, 2008 and 2007 totaled approximately $209,000 and $58,000, respectively.

NOTE 4 — TERM DEBT
The Corporation maintains a $16.5 million line of credit with Huntington Bank (formerly Sky Bank). The current interest rate on the line of credit is prime plus 1.5%.
On October 31, 2008, the balance on the line of credit was $15.6 million with an unused availability, based upon the asset based lending formula, of $0.9 million. The majority of the Corporation’s property and equipment are pledged as security for the above obligations. Effective September 2, 2008, the Company and Huntington Bank amended the line of credit facility which resulted in an extension of the maturity date from June 6, 2009 to June 30, 2010. Effective October 17, 2008, the Company and Huntington Bank amended the line of credit facility which resulted in a temporary increase the amount of the credit line from $15.0 million to $16.5 million through February 27, 2009.
On October 31, 2008, the Company was not in compliance with the debt to worth financial covenant of the line of credit agreement. The Company obtained a waiver from Huntington Bank waiving this financial covenant as of October 31, 2008.
The Corporation paid interest costs totaling approximately $636,000 and $877,000 during the nine months ended October 31, 2008 and 2007, respectively.
The Corporation’s mortgage on its Pittsburgh operating location is at an interest rate of 7.75% fixed until July 31, 2009, and is then adjusted to 2.75% above the 3-year Treasury Index every three years. On October 31, 2008, the balance on the mortgage was $234,000.
NOTE 5 — NET EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended October 31,
	2008	2007
Numerator:

Net Income (Loss) — Numerator for basic earnings per share — income available to common stockholders	$342,000	$(1,000,000)

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share — income available to common stock after assumed conversions	$342,000	$(1,000,000)

Denominator:

Denominator for basic earnings per share — weighted average shares	$20,826,000	$20,749,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	30,000	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	$20,856,000	$20,749,000

Basic earnings (loss) per share	$0.02	$(0.05)

Diluted earnings (loss) per share	$0.02	$(0.05)

For the three months ended October 31, 2008, 2,496,000 options and 5,689,000 warrants were not included in the calculation of diluted earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was also not included in the calculation of diluted earnings per share as its inclusion would have been antidilutive.
For the three months ended October 31, 2007, diluted loss per share was the same as basic loss per share since the Company reported a net loss and therefore the effect of all potentially dilutive securities on the loss per share would have been antidilutive.

	For the Nine Months
	Ended October 31,
	2008	2007
Numerator:

Net Income (Loss) — Numerator for basic earnings per share — income available to common stockholders	$(1,533,000)	$(181,000)

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share — income available to common stock after assumed conversions	$(1,533,000)	$(181,000)

Denominator:

Denominator for basic earnings per share — weighted average shares	$20,821,000	$20,614,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	$20,821,000	$20,614,000

Basic (loss) per share	$(0.07)	$(0.01)

Diluted (loss) per share	$(0.07)	$(0.01)

For the nine months ended October 31, 2008 and 2007, diluted loss per share was the same as basic loss per share since the Company reported a net loss and therefore the effect of all potentially dilutive securities on the loss per share would have been antidilutive.
NOTE 6 — STOCK OPTIONS
On February 1, 2006, the Corporation changed its accounting method for its stock-based compensation plans and adopted the recognition and measurement principles of FASB Statement No. 123R (FASB No. 123R), “Accounting for Stock-Based Compensation”. In adopting FASB No. 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to fiscal year 2007, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the three and nine months ended October 31, 2008, the Company recognized $58,000 and $240,000 of stock-based employee compensation cost related to stock options. During the three and nine months ended October 31, 2007, the Company recognized $63,000 and $161,000 of stock-based employee compensation cost related to stock options.

At October 31, 2008, the Corporation had 502,500 stock options subject to time vesting. During the nine months ended October 31, 2008, 67,500 stock options were issued by the Corporation of which 7,500 options will vest equally over three years on the anniversary of the grant date and 60,000 options will vest immediately on the grant date. During the nine months ended October 31, 2007, 505,000 stock options were issued by the Corporation of which 500,000 options will vest equally over five years on the anniversary of the grant date and 5,000 options will vest entirely in one year on the anniversary of the grant date.
The Company utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of grant. The following are the assumptions for the grant of 67,500 stock options during the nine months ended October 31, 2008:

Risk free interest rate	3.78% - 3.84%
Expected dividend yield	0.00%
Expected life of options	6.0 - 10.0 yrs
Expected volatility rate	98.16% - 98.66%

Weighted average fair value of options granted during the nine months ended October 31, 2008	$0.37
During the nine months ended October 31, 2008 and 2007, 12,000 and 232,000 shares, respectively, of the Corporation’s common stock were issued due to the exercise of stock options.
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
Outstanding shares of preferred stock that have not been converted to common stock at the maturity date of July 1, 2009 are payable in cash along with the related 8% per annum dividend. Thus, the preferred shares and the related amounts for accrued dividends have been classified in current liabilities as of July 31, 2008. The availability of resources to make the payments due on July 1, 2009, will depend on the Corporation’s cash flow and its ability to secure additional financing. The company does not currently have adequate resources or access to committed funds that will enable it to satisfy the redemption obligation. The outcome of these matters cannot be predicted with any certainty at this time. In the event the Company is unable to satisfy the redemption obligation, the holder of the preferred stock could take certain actions that could materially and adversely affect the ability of the Company to continue its operations in the ordinary course of business. In addition, such actions may cause an event of default under our credit facility and there is no assurance that the Corporation will be successful in replacing the existing debt at favorable terms or on terms acceptable to the Corporation if at all. The unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Corporation be unable to operate in the ordinary course of business.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three months ended October 31, 2008 and 2007, the accretion of the aforementioned discount was $156,000 and $123,000, respectively. For the nine months ended October 31, 2008 and 2007, the accretion of the aforementioned discount was $441,000 and $344,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three months ended October 31, 2008 and 2007, the accrued dividend was $76,000 and $76,000, respectively, for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. For the nine months ended October 31, 2008 and 2007, the accrued dividend was $228,000 and $228,000, respectively. At October 31, 2008 and 2007, total accrued dividends were $996,000 and $691,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $39,000 and $30,000 for the three months ended October 31, 2008 and 2007, respectively, and was classified as interest expense in the Consolidated Statement of Operations. The accretion of the discount related to the over-allotment option was $110,000 and $86,000 for the nine months ended October 31, 2008 and 2007, respectively
Registration Rights Agreements
In connection with the private placements in July 2005, the Corporation entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Corporation agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Corporation to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Corporation will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Corporation’s Registration Statement was declared effective by the SEC. As of October 31, 2008 the Corporation has utilized forty-five of the permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event.
Warrant Derivative Liability
Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation’s Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation’s Registration Statement on Form S-2 was declared effective by the SEC. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the nine months ended October 31, 2008 and 2007 and the liability was recorded in accrued liabilities.

Conversion of Preferred Stock to Common Stock
During the nine months ended October 31, 2008 and 2007, there were no conversions of preferred stock to common stock.
Exercise of Warrants for Common Stock
During the nine months ended October 31, 2008 and 2007, there were no warrants exercised for common stock.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
At October 31, 2008 and January 31, 2008, the Corporation’s goodwill was $2,489,000 and $2,614,000, respectively.
At October 31, 2008 and January 31, 2008, the Corporation’s intangible assets, net of amortization expense, were $4,235,000 and $4,718,000, respectively. For the three months ended October 31, 2008 and 2007, amortization expense of the intangible assets was $194,000 and $194,000, respectively. For the nine months ended October 31, 2008 and 2007, amortization expense of the intangible assets was $577,000 and $579,000, respectively.
SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. The Corporation has elected to perform its annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the year. Although no indicators of impairment have been identified during the nine months ended October 31, 2008, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
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
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer that sponsors one or more single-employer defined benefit plans to recognize the over-funded or under-funded status of a benefit plan in its statement of financial position, recognize as a component of other comprehensive income, net of tax, gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, Employers Accounting for Pension, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The recognition and disclosure provisions required by SFAS No. 158 are effective for the Corporation’s fiscal year ending January 31, 2007. The measurement date provisions are effective for fiscal years ending after December 15, 2008. The standard, which was adopted effective February 1, 2008, did not have a significant impact on the Company’s consolidated financial statements.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation’s or Corporation management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation’s current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. There can be no assurance that future developments and actual actions or results affecting the Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability to secure additional financing to enable us to satisfy our obligation to redeem our Series C Preferred Stock on July 1, 2009, current economic conditions, including conditions in the credit markets which may adversely affect the ability of our customers to obtain funding for projects which require our services and our ability to collect receivables, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation; the Corporation’s ability to remain in compliance with the covenants in its credit agreement; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation’s performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in the Corporation’s Form 10-K filed with the SEC for the fiscal year ended January 31, 2008 (the “2008 Form 10-K”). The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
OVERVIEW
We provide environmental and specialty contracting services including asbestos and lead abatement, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the nine months ended October 31, 2008, revenues from disaster response, loss mitigation and reconstruction were 45.7% of total revenues vs. 54.3% of revenues from abatement of asbestos. The Company has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.
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

RESULTS OF OPERATIONS
Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007
During the three months ended October 31, 2008, the Corporation’s contract revenues increased by 5.6% to $28.1 million compared to $26.6 million in the three months ended October 31, 2007. The increase was primarily due to higher revenues of approximately $1.7 million generated from non-asbestos projects offset by lower revenues of approximately $0.4 million for asbestos abatement projects during the three months ended October 31, 2008, as compared to the same period last year. The non-asbestos projects during the quarter consist largely of emergency response work related to the hurricanes in Texas and Louisiana. The Corporation’s gross margin increased to $4.4 million in the third quarter of fiscal 2009 as compared to $2.7 million in the third quarter of fiscal 2008 largely due to the higher revenues and field margin generated during the three months ended October 31, 2008. Gross margin as a percentage of revenue increased to 15.7% for the current quarter from 10.3% for the prior year quarter. Field margins, which are defined as the difference between contract revenues and direct field costs, increased to 23.8% of revenue for the current quarter, from 20.3% in the prior year fiscal quarter. The increase in the field margin percentage is due to increased revenues from non-asbestos projects which have higher profit margins than asbestos abatement projects offset by negative contract adjustments for two large asbestos contracts. Other direct costs decreased to $2.3 million or 8.2% of revenue for the current quarter as compared to $2.7 million or 10.2% of revenue for the prior year quarter. The dollar decrease is due to lower personnel and related costs and the closure of certain offices formerly maintained by the Company since the end of the prior year period.
Selling, general and administrative expenses decreased to $3.2 million in the three months ended October 31, 2008, as compared to $3.6 million in the three months ended October 31, 2007. The decrease is primarily due to reduced personnel costs and legal expenses. As a percentage of contract revenues, selling, general and administrative expenses in the current fiscal quarter decreased by 2.1% to 11.4% from 13.5% in the prior year fiscal quarter as a result of the above and a higher revenue base.
The Corporation reported income from operations of $1,184,000 for the three months ended October 31, 2008, compared to a loss from operations of ($852,000) for the three months ended October 31, 2007, as a direct result of the factors discussed above.
Interest expense decreased to $232,000 in the current quarter as compared to $303,000 in the same quarter of a year ago as a result of lower interest rates during the three months ended October 31, 2008.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal period had a $271,000 expense, which includes the actual dividend of $76,000 and the accretion of the discount associated with the preferred stock of $195,000. The prior fiscal period had a $229,000 expense, which included the actual dividend of $76,000, and the accretion of the discount associated with the preferred stock of $153,000.
During the quarter ended October 31, 2008, the Corporation recorded an $86,000 state income tax benefit and a $449,000 deferred tax provision.
During the quarter ended October 31, 2007, the Corporation recorded an $18,000 current federal tax provision, a $49,000 state income tax provision and a $288,000 deferred tax benefit.
Nine Months Ended October 31, 2008 Compared to Nine Months Ended October 31, 2007
During the nine months ended October 31, 2008, the Corporation’s contract revenues decreased by 7.9% to $69.1 million compared to $75.0 million in the nine months ended October 31, 2007. The decrease was primarily due to a reduction of $7.3 million in revenues generated from asbestos abatement projects offset by higher revenues of approximately $1.3 million for non-asbestos projects during the nine months ended October 31, 2008, as compared to the same period last year. The Corporation’s gross margin decreased to $9.7 million in the current nine month period as compared to $10.5 million in the prior year nine month period largely due to the lower revenues and field margin generated during the nine months ended October 31, 2008. Gross margin as a percentage of revenue remained constant at 14.0% for the current and prior year nine month periods. Field margins decreased to 24.5% of revenue for the current nine month period, from 24.9% in the prior year nine month period. Other direct costs decreased to $7.3 million or 10.6% of revenue for the current nine month period as compared to $8.2 million or 10.9% of revenue for the prior year nine month period. The dollar decrease is due to the closure of certain offices formerly maintained by the Company since the end of the prior year period as well as the reduced level of revenues.

Selling, general and administrative expenses increased to $10.3 million in the nine months ended October 31, 2008, as compared to $9.4 million in the nine months ended October 31, 2007. The increase is principally due to higher sales and marketing costs, compensation costs for the new chief financial officer hired May 23, 2007, costs related to the Corporation’s rebranding, travel expenses and bad debt expense. As a percentage of contract revenues, selling, general and administrative expenses in the current nine month period increased by 2.4% to 14.9% from 12.5% in the prior year nine month period as a result of the above and a lower revenue base.
The Corporation reported a loss from operations of ($610,000) for the nine months ended October 31, 2008, compared to income from operations of $1,077,000 for the nine months ended October 31, 2007, as a direct result of the factors discussed above.
Interest expense decreased to $636,000 in the current nine month period as compared to $883,000 in the same nine month period of a year ago as a result of lower interest rates during the nine months ended October 31, 2008.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current nine month period had a $779,000 expense, which includes the actual dividend of $228,000 and the accretion of the discount associated with the preferred stock of $551,000. The prior nine month period had a $658,000 expense, which included the actual dividend of $228,000, and the accretion of the discount associated with the preferred stock of $430,000.
During the nine months ended October 31, 2008, the Corporation recorded a $40,000 state income tax benefit and a $391,000 deferred tax benefit.
During the nine months ended October 31, 2007, the Corporation recorded a $209,000 state income tax provision and a $177,000 deferred tax benefit.
FINANCIAL CONDITION
Liquidity and Capital Resources
During the nine months ended October 31, 2008, the Corporation’s cash and cash equivalents decreased by $16,000 to $74,000. The decrease in cash during the period is attributable to inflows from financing activities of $4,157,000 offset by outflows from operating activities of $3,695,000 and investing activities of $478,000.
Cash used in operating activities totaled $3,695,000 in the nine months ended October 31, 2008. The bulk of the outflow was due to an increase in working capital of $5,528,000 and the net loss of $1,533,000 offset by non-cash expenses of $3,366,000. The change in working capital is primarily due to the increases in contracts receivable of $8,185,000 and costs in excess of billings of $1,795,000 and the decrease in accrued liabilities of $528,000 offset by the increases in accounts payable of $2,838,000 and billings in excess of costs of $1,320,000 and the decrease in other current assets of $1,017,000. The increase in contracts receivable, costs in excess of billings, accounts payable and billings in excess of costs is due to increased revenues from the first quarter of fiscal 2009 to the second and third quarters of fiscal 2009.
Investing activities cash outflows included $275,000 for the purchase of property, plant and equipment, $100,000 payment for the earnout liability, and an increase in other assets of $107,000.
Financing activities cash inflows consisted of $5,245,000 net proceeds from the line of credit offset by the payment for the insurance premium financing of $1,090,000. On October 31, 2008, the Company was not in compliance with the debt to worth financial covenant of the line of credit agreement. The Company obtained a waiver from Huntington Bank waiving this financial covenant as of October 31, 2008.
At October 31, 2008, the Corporation’s backlog totaled $41.9 million ($26.0 million on fixed fee contracts and $15.9 million on time and materials or unit price contracts). At October 31, 2008, our backlog consisted of $27.5 million of booked orders and an additional $14.4 million of open ended purchase orders or orders in final negotiation stage which will likely become booked orders in either the fourth quarter of fiscal 2009 or the first quarter of fiscal 2010.

At October 31, 2008, the Corporation had approximately $8.4 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $4.2 million of costs related to contract claims and unapproved change orders. Of the $29.7 million in contracts receivable, approximately $2.2 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
In connection with the private placements in July 2005, the Company entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Company agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Company to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Company will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Company Registration Statement was declared effective by the SEC. As of October 31, 2008, the Company has utilized forty-five of the permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion/exercise or the shareholders cannot sell their shares due to a blackout event.
Outstanding shares of preferred stock that have not been converted to common stock at the maturity date of July 1, 2009 are payable in cash along with the related 8% per annum dividend. Thus, the preferred shares and the related amounts for accrued dividends have been classified in current liabilities as of July 31, 2008. The availability of resources to make the payments due on July 1, 2009, will depend on the Corporation’s cash flow and its ability to secure additional financing. The company does not currently have adequate resources or access to committed funds that will enable it to satisfy the redemption obligation. The outcome of these matters cannot be predicted with any certainty at this time. In the event the Company is unable to satisfy the redemption obligation, the holder of the preferred stock could take certain actions that could materially and adversely affect the ability of the Company to continue its operations in the ordinary course of business. In addition, such actions may cause an event of default under our credit facility and there is no assurance that the Corporation will be successful in replacing the existing debt at favorable terms or on terms acceptable to the Corporation if at all. The unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Corporation be unable to operate in the ordinary course of business.
Subject to securing funds for the redemption obligation, the Corporation believes funds generated by operations and amounts available under its existing credit facility will be sufficient to finance its current operations and other ordinary course commitments for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside the Corporation’s control. Additionally, the Corporation’s bonding facility has recently been suspended. While the corporation believes that it will be able to reactivate or replace the current facility in the near future, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the Corporation’s available capacity under the revolving credit facilities. There can be no assurance that such facilities will be available at reasonable terms to service the Corporation’s ordinary course obligations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, the Company has elected scaled disclosure reporting obligations and therefore is not required to provide the information in Item 3.

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
During the fiscal quarter ended October 31, 2008, there were no changes in the Company’s internal control procedures with respect to financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Nicola Battaglia
Chief Financial Officer
Date: December 12, 2008

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