Form 10-K
period 2009-01-31
PDG ENVIRONMENTAL INC
filed 2009-05-15
CIK 771485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of July 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,382,000 based on the average of the bid and asked prices on such date.
As of April 22, 2009, there were 20,875,109 shares of the registrants Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
ITEM 1. Business
EX-4.14
EX-10.8.5
EX-10.16
EX-21
EX-23
EX-24
EX-31.1
EX-31.2
EX-32
PART I
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
The statements contained in this Annual Report on Form 10-K of PDG Environmental, Inc. (“PDG,” the “Corporation,” the “Company,” “us,” or “we”), including, but not limited to those contained in Item 1, “Business,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” along with statements in other reports filed with the Securities and Exchange Commission (the “SEC”), external documents and oral presentations, which are not historical facts are considered to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be expressed in a variety of ways, including the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue” the negatives thereof or other comparable terminology. We do not undertake any obligation to publicly update any forward-looking statements.
These forward-looking statements, and any forward-looking statements contained in other public disclosures of the Company which make reference to the cautionary factors contained in this Form 10-K, are based on assumptions that involve risks and uncertainties and are subject to change based on the considerations described below. We discuss many of these risks and uncertainties in greater detail in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.” These and other risks and uncertainties may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.
The following discussion should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes contained in this Annual Report on Form 10-K.
ITEM 1. Business
Overview
PDG Environmental, Inc., the registrant, is a holding Corporation which, through our wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, microbial remediation, emergency response, loss mitigation and reconstruction, demolition and related services throughout the United States. We were incorporated in Delaware on February 9, 1987.
We have three operating subsidiaries; Project Development Group, Inc., which is incorporated in Pennsylvania; PDG, Inc., which is incorporated in Pennsylvania and Enviro-Tech Abatement Services Co., which is incorporated in North Carolina.
On March 17, 2008, the Corporation announced its new brand image, FlagshipPDG. The brand change is designed to achieve broader market awareness, and communicate a consistent message to customers, employees and shareholders. This is part of our continuing effort to penetrate new markets as well as improving our effort to cross marketing our total services to our extensive existing client base. The Corporation’s stock symbol (PDGE) did not change as a result of the change of brand name. In addition, the legal names of the Corporation and its subsidiaries remained the same.
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
Asbestos, which is a fibrous mineral found in rock formations throughout the world, was used extensively in a wide variety of construction-related products as a fire retardant and insulating material in residential, commercial and industrial properties. During the period from approximately 1910 to 1973, asbestos was commonly used as a construction material in structural steel fireproofing, as thermal insulation on pipes and mechanical equipment and as an acoustical insulation material. Asbestos was also used as a component in a variety of building materials (such as plaster, drywall, mortar and building block) and in caulking, tile adhesives, paint, roofing felts, floor tile and other surfacing materials. Most structures built before 1973 contain asbestos containing materials (“ACM”) in some form and surveys conducted by the United States federal government have estimated that 31,000 schools and 733,000 public and commercial buildings contain friable ACM. In addition, many more industrial facilities are known to contain other forms of asbestos.

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
While we have historically provided this service, the hurricane season in fiscal 2005 and 2006 became a major driver for this service offering. In fiscal 2005, we responded to the four hurricanes that impacted Florida and the Gulf Coast, providing services to resorts, governmental entities such as counties and school districts, commercial operations and residential buildings. In fiscal 2006, we responded to hurricanes Katrina, Rita and Wilma. In fiscal 2009, we responded to hurricane Ike that impacted the Texas and Louisiana Gulf Coast. Contracts are typically on a cost plus basis due to uncertainties relative to the magnitude and type of procedures required.
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
Flagship traditionally acted as a general contractor, sub-contracting all aspects of a reconstruction contract. Contracts are typically on a fixed-price basis or time and material basis. Since the acquisition of Flagship, the majority of the work performed on reconstruction contracts has been performed by subcontractors, although we have directly provided drying, loss mitigation and demolition thereby enhancing the services offered to our reconstruction clients.
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

The low income and public housing markets, due to the age of the structures, contain a significant amount of lead paint that is flaking and peeling. In response to this problem many municipal and state governments have developed programs to remediate the structures. We have experience in utilizing various methods to remove lead-based paint that is adhered to surfaces and the removal of loose and flaking lead-based paint and dust or lead-contaminated soil. Removal methods include chemical stripping, wet scraping, needle gun, high-pressure water / vacuum and abrasive blasting. High-efficiency particulate air (“HEPA”) vacuums are utilized for dust and debris clean up. Analysis of removed material, as required, is performed to assure proper disposal of lead-contaminated waste and debris generated from removal operations. We complete such lead removal work in accordance with EPA, OSHA, state and local regulations governing lead removal operations, disposal and air monitoring requirements.
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
Operations
Our operating subsidiaries provide services on a project contract basis. Individual projects are competitively bid, although most contracts with private owners are ultimately negotiated. The majority of contracts undertaken are on a fixed-price basis. The length of the contracts is typically less than one year; however, larger projects may require two or more years to complete.
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
Our operations are nationwide. The majority of our national marketing efforts are performed by members of senior management located in the headquarters facility in Pittsburgh, Pennsylvania. Regional marketing and project operations are also conducted through branch offices located in Paramus, New Jersey (serving the New York City metropolitan area); Hazleton and Export, Pennsylvania; Fort Lauderdale, Florida; Dallas, Texas; Los Angeles, California; Las Vegas, Nevada; and Rock Hill, South Carolina. While our subsidiaries are able to perform work throughout the year, weather conditions can limit the extent and time of work that can be performed on certain types of projects. During fiscal 2009, the offices in Tampa, Florida, and New Orleans, Louisiana, were closed and the projects are now being performed by other offices.
Business Strategy
With over 20 years of business experience, the Corporation has developed long standing relationships with its customer base. The Corporation will continue to leverage these relationships for future business opportunities as well as cross-sell additional services not typically provided to this customer base.
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
Suppliers and Customers
We purchase the equipment and supplies used in our business from a number of suppliers. One of these suppliers accounted for 35.1% and 26.5% of our purchases in fiscal 2009 and 2008, respectively. The items are purchased from the vendor’s available stock and are not covered by a formal long-term agreement.

In fiscal 2009, we estimated that approximately 65% of our operating subsidiaries’ revenues were derived from private sector clients, 22% from government contracts and 13% from public institutions. In fiscal 2008, we estimated that approximately 70% of our operating subsidiaries’ revenues were derived from private sector clients, 14% from government contracts and 16% from public institutions. Due to the nature of our business, which involves large contracts that are often completed within one year, customers that account for a significant portion of revenue in one year may represent an immaterial portion of revenue in subsequent years. For fiscal year 2009, only one customer accounted for 10% of our consolidated revenues. For fiscal 2008, only one customer accounted for 12% of our consolidated revenues.
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
We also provide workers’ compensation insurance, at statutory limits, which covers all of our employees of our operating subsidiaries. We believe that we are fully covered by workers’ compensation insurance with respect to any claims that may be made by current and former employees relating to any of our operations. The amount of workers’ compensation insurance maintained varies from state to state in which our business operates and is not subject to any aggregate policy limits.
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

Backlog
We had a backlog of orders totaling approximately $34.5 million and $56.4 million in January 31, 2009 and 2008, respectively. At January 31, 2009, our backlog consisted of $17.7 million of booked orders and an additional $16.8 million of orders in final negotiation stage or open ended purchase orders which will likely become booked orders in the first quarter of fiscal 2010. At January 31, 2008, our backlog consisted of $35.6 million of booked orders and an additional $20.8 million of orders in final negotiation stage or open ended purchase orders which became booked orders in the first quarter of fiscal 2009. Of the total amount booked and in final negotiation stage at January 31, 2009, $18.3 million consisted of uncompleted work on fixed-price contracts and an estimated $16.2 million of work to be completed on time and materials or unit price contracts. Of the total amount booked and in final negotiation stage at January 31, 2008, $39.2 million consisted of uncompleted work on fixed-price contracts and an estimated $17.2 million of work to be completed on time and materials or unit price contracts. From time to time we enter into fixed-price subcontracts, which tend to reduce our risk on fixed-price contracts.
The backlog represents the portion of contracts, which remain to be completed at a given point in time. As these contracts are completed, the backlog will be reduced and a corresponding amount of revenue will be recognized. We are currently working on nearly all of the contracts in our January 31, 2009, backlog and anticipate that approximately 95% of this backlog will be completed and realized as revenue by January 31, 2010, in accordance with the terms of the applicable contracts. The remaining 5% is expected to be completed and realized as revenue subsequent to January 31, 2010. Approximately 80% of the backlog existing at January 31, 2008, was completed and recognized as revenue by January 31, 2009, and we expect that 20% of such backlog will be completed and realized as revenue during fiscal 2010.
Employees
As of January 31, 2009, we employed approximately 102 senior managers and support staff in our headquarters in Pittsburgh, Pennsylvania, and branch offices located in Paramus, New Jersey; Hazleton, Pennsylvania; Export, Pennsylvania; Fort Lauderdale, Florida; Los Angeles, California; Dallas, Texas; Las Vegas, Nevada and Rock Hill, South Carolina. The staff employees include accounting, administrative, sales and clerical personnel as well as project managers and field supervisors. We also employ laborers for field operations based upon specific projects; therefore, the precise number of our employees at any one time varies based upon the projects in progress. Approximately 400 laborers and supervisors are employed on a steady basis, with casual labor hired on an as-needed basis to supplement the work force. The majority of the services provided relative to disaster reconstruction are provided by subcontractors.
A portion of the field laborers who provide services to us are represented by a number of different unions. In many cases, we are a member of a multi-employer plan. Management considers its employee labor relations to be good.
Web Site Postings
Our annual report on Form 10-K and quarterly reports on Form 10-Q filed with the SEC are available to the public free of charge through the SEC’s website, a link to which is included on our website, as soon as reasonably practicable after making such filings. Our website can be accessed at the following address: www.FlagshipPDG.com and a link to our filings with the SEC can be found by clicking on “Public Filings” at the following address: http://www.flagshippdg.com/investor_relations. The information found on our website or that may be accessed through our website is not part of this report and is not incorporated herein by this reference.
ITEM 1A. Risk Factors
We wish to caution each reader of this Form 10-K to consider the following factors and other factors discussed herein and in other past reports, including but not limited to our prior year Form 10-K and quarterly Form 10-Q reports filed with the SEC. Our business, operating results and financial condition could be materially affected by any of the following risks. The factors discussed herein are not exhaustive. Therefore, the factors contained herein should be read together with other information included in this Annual Report on Form 10-K and reports and documents that we file with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this document.
The timing of cash flow is difficult to predict, and any significant delay in the contract cycle could materially impair our cash flow.
The timing of our cash receipts from contracts receivable is unpredictable. In many cases we are a subcontractor to the general contractor on the project and, therefore, we often must collect outstanding contracts receivable from the general contractor, which, in turn, the general contractor must collect from the customer. As a result, we are dependent upon the timing and success of the general contractor in collecting contracts receivable as well as the credit worthiness of the general contractor and the customer. Additionally, many of our contracts provide for retention of a portion of our billings until the project has been accepted by the owner. As our activities are usually early in the contract cycle, if we are acting as a subcontractor, the retainage (typically 5% to 10% of the contract value) may be held until the project is complete. This time frame may be many months after our completion of our portion of the contract. This delay further subjects us to the credit risk associated with the general contractor and the owner of the project. We can and often do avail ourselves of lien rights and other security common to the construction industry to offset the aforementioned credit risk. Unexpected delays in receiving amounts due from customers can put a strain on our cash availability and cause us to delay payments to vendors and subcontractors. Additionally, even if we have successfully completed our work on a project and there are no disputes regarding our performance of such work, any disputes between the general contractor and the owner regarding other aspects of the completed projects by entities other than us could result in further delays, or could prevent, payment for our work.
At January 31, 2009, we had approximately $4.8 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $1.9 million of costs related to contracts claims and / or unapproved change orders. Of the $23.6 million in contracts receivable, approximately $2.9 million of contracts receivable represented contract claims and / or unapproved change orders. We expect to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
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
We are dependent upon our loan agreement and other financing to finance operations, and the failure to maintain this financing or to obtain replacement refinancing, would have a material adverse effect on our operations.
As of February 28, 2009, we have a $15.0 million loan agreement from our financial institution, The Huntington Bank National Association (successor in interest to Sky Bank). We rely significantly upon our revolving line of credit in order to operate our business. The line of credit and term loan is secured by a “blanket” security interest in our assets and a mortgage on the real estate owned by us. We expect that we will be able to maintain our existing loan agreement (or to obtain replacement or additional financing) when it expires on August 3, 2010, or becomes fully utilized. We may have difficulty securing replacement financing or additional financing upon the same or substantially similar terms to our existing loan agreement. Because the global capital and credit markets have been severely constrained, we may not be able to obtain additional or replacement financing or, even if we are able to obtain additional or replacement financing, such financing may not be upon the same or substantially similar terms or may contain more onerous debt covenants that may be difficult for the Company to achieve. Inability to obtain additional financing should our capital requirements change or to obtain replacement financing upon expiration of our current loan agreement could have a material adverse effect on our future financial condition and results of operations.
At January 31, 2009, we were not in compliance with all of the covenants of our debt agreement. The bank subsequently waived certain covenants and amended the loan agreement in order to enable us to retroactively be in compliance at January 31, 2009. At January 31, 2008, we were in compliance with all of the covenants of our debt agreement.
At January 31, 2009, the amount borrowed on the revolving line of credit was $14,689,000 with an unused availability of $606,000.
On May 14, 2009, the Company and its sole remaining preferred shareholder entered into an exchange agreement pursuant to which the Series C Convertible Preferred Stock were surrendered and exchanged for a subordinated secured promissory note of nearly $5 million dollars due to the subordinated lender on August 31, 2010 (the “Subordinated Note”), with the possibility of an additional $600,000 note (the “Additional Note” and together with the Subordinated Note, the “Subordinated Notes”) with substantially the same terms in certain circumstances. The Subordinated Notes are subordinate only to the debt to Huntington Bank, the terms of which are set forth in a subordinated and intercreditor agreement.
Our loan agreement contains restrictive covenants that limit our financial and operational flexibility and our ability to pay dividends.
Our loan agreement contains restrictive covenants that limit our ability to incur debt, require us to maintain certain financial ratios, such as a debt service coverage ratio and leverage ratio, and restrict our ability to pay dividends. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions and we may be unable to comply with these covenants in the future. A breach of any of these covenants could result in a default under this loan agreement which could result in additional interest payments to become due and payable both to our senior lender pursuant to this loan agreement and to the subordinated lender pursuant to the Subordinated Notes. If we default, our senior lender will no longer be obligated to extend revolving loans to us and both the senior and subordinated lenders could declare all amounts outstanding, together with accrued interest, to be immediately due and payable. If we were unable to repay those amounts, our lender could proceed against the collateral granted to it to secure the indebtedness. The result of these actions would have a significantly negative impact on our results of operations and financial condition.
These restrictions may also adversely affect our ability to conduct and expand our operations. Adequate funds may not be available when needed or may not be available on favorable terms. Even if adequate funds are available, our loan agreement may restrict our ability to raise additional funds. If we are unable to raise capital, our finances and operations may be adversely affected.

A continuing downturn in the U.S. economy may adversely affect our revenues, results of operations and financial condition.
Demand for our services and our ability to collect payment is increasingly dependent upon the strength of the U.S. economy. If current economic conditions continue, the construction business, which contributes to the demand for our services, could be even more adversely affected than experienced to date, which in turn could adversely affect our revenues, results of operations and financial condition. Many factors could continue to adversely affect regional or U.S. economic growth. Some of these factors include:
•	poor availability of credit to those that use our services,

•	continued downturns in the construction business,

•	continued recession in the United States economy,

•	reduced levels of economic activity in the United States economy.
The recent challenging economic conditions also may impair our ability to collect timely payments or otherwise constrict the demand for our services. As a result, revenues may decline and reserves for doubtful accounts and write-offs of contracts receivable may increase.
We are subject to the risk and uncertainties experienced by contractors.
We operate a labor-intensive business throughout the United States. Therefore, we are subject to employee risks inherent in the construction industry including employee fraud, fictitious employees, employee theft, violation of federal, state and / or local regulations and fraudulent workers’ compensation claims among other risks. While we actively monitor our branch offices and have controls in place at both the branch office and corporate level to ensure that our control procedures are complied with, our decentralized operation and the job site nature of our construction activities, (at any time we have in excess of 150 projects in process), subject us to the risk that illegal activities may be occurring that we are unaware of.
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
Environmental remediation operations may expose our employees and others to dangerous and potentially toxic quantities of hazardous products. Such products may cause cancer and other debilitating diseases. Although we take precautions to minimize worker exposure and have not experienced any such claims from workers or others, there can be no assurance that, in the future, we will avoid liability to persons who contract diseases that may be related to such exposure. Such persons potentially include employees, persons occupying or visiting facilities in which contaminants are being, or have been, removed or stored, persons in surrounding areas, and persons engaged in the transportation and disposal of waste material. In addition, we are subject to general risks inherent in the construction industry. We may also be exposed to liability from the acts of our subcontractors or other contractors on a work site. The costs related to obtaining and maintaining workers’ compensation, professional and general liability insurance and health insurance have been increasing. If the cost of carrying such insurance continues to increase significantly, we will recognize an associated increase in costs that may negatively impact its margins. This could have an adverse impact on our financial condition and the price of our common stock.
We depend upon a few key employees and the loss of these employees would severely impact us.
Our success is dependent upon the efforts of our senior management and staff. We do not have employment agreements with any of our executives except with our Chief Executive Officer, John Regan, who has a three-year employment agreement, expiring March 15, 2012. If key individuals leave us, we could be adversely affected if suitable replacement personnel are not quickly recruited. Our future success depends on our ability to continue to attract, retain and motivate qualified personnel. There is competition for qualified personnel and in some markets there is a shortage of qualified personnel in the business in which we operate. If we are unable to continue to attract or retain highly qualified managerial, technical and marketing personnel, the development, growth and future success of our business could be adversely affected.
A significant number of our contracts are awarded via competitive bid and are priced as fixed fees, and a failure to accurately estimate the cost of such work could result in significant financial losses.
A significant amount of our business is performed on a contract basis as a result of competitive bidding and is priced at fixed fees. We must estimate the costs involved with the applicable contract prior to submitting a bid and, therefore, if awarded the contract bears the risk if actual costs exceed the estimated costs. Cost overruns on projects covered by such contracts, due to such things as unanticipated price increases, unanticipated problems, inefficient project management, inaccurate estimation of labor or material costs or disputes over the terms and specifications of contract performance or change orders could have a material adverse effect on us and our operations. In addition, in order to remain competitive in the future, we may have to continue to enter into more fixed-price contracts.
The environmental remediation business is subject to significant government regulations, and the failure to comply with any such regulations could result in fines or injunctions, which could materially impair or even prevent the operation of our business.
The environmental remediation business is subject to substantial regulations promulgated by governmental agencies, including the EPA, various state agencies and county and local authorities acting in conjunction with such federal and state entities. These federal, state and local environmental laws and regulations, which govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Our business often involves working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of United States federal, state or local laws and regulations and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits, for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or materials.
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
Certain portions of the environmental and specialty contracting industry are highly regulated. In portions of our business we are required to have federal, state and local governmental licenses, permits and approvals for our facilities and services. We cannot be assured of the successful outcome of any pending application or demonstration testing for any such license, permit or approval. In addition our existing licenses, permits and approvals are subject to revocation or modification under a variety of circumstances. Failure to obtain timely or to comply with the conditions of, applicable licenses permits or approvals could adversely affect our business, financial condition and results of operations. As our business expands and as new procedures and technologies used in our business are introduced, we may be required to obtain additional operating licenses, permits or approvals. We may also be required to obtain additional operating licenses, permits or approvals if new environmental legislation or regulations are enacted or promulgated or existing legislation or regulations are amended, reinterpreted or enforced differently than in the past. Any new requirements that raise compliance standards may require us to modify our procedures and technologies to conform to more stringent regulatory requirements. There can be no assurance that we will be able to continue to comply with all of the environmental and other regulatory requirements applicable to the business we operate.
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
Our operating results may vary from quarter-to-quarter, causing our stock price to fluctuate.
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
We cannot give any assurance that we will be able to secure additional financing to meet our future capital needs.
Our long-term capital requirements will depend on many factors, including, but not limited to, cash flow from operations, the level of capital expenditures, working capital requirements and the growth of our business. We may need to incur additional indebtedness or raise additional capital to fund the capital needs of our operations or related growth opportunities. To the extent additional debt financing cannot be raised on acceptable terms, we may need to raise additional funds through public or private equity financings. No assurance can be given that additional debt or equity financing will be available or that, if such financing is available, the terms of such financing will be favorable to us or to our stockholders. If adequate funds are not available, we may be required to curtail our future operations significantly or to forego expansion opportunities.
A significant portion of our voting power is held by our directors, officers and significant stockholders, whose interest may conflict with those of our other stockholders.
Currently our directors and officers as a group beneficially own approximately 9.8% of our voting securities. Accordingly, acting together, they may be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.
In addition, one stockholder, unrelated to the Corporation, has filed a Schedule 13-G noting ownership of our common stock in excess of 5% of our outstanding common shares. Accordingly, that stockholder may be able to substantially influence the election of directors, management and policies and the outcome of any corporate transaction or other matter submitted to the stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets. From time to time, these unrelated stockholders may have interests that differ from those of our other stockholders.
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
Because our common stock has a market price that is less than five dollars per share and our common stock is not listed on an exchange or quoted on NASDAQ and is traded on the OTC Bulletin Board, brokers and dealers who handle trades in our common stock are subject to certain SEC rules when affecting trades in our common stock. Additionally, the compensation that the brokerage firm and the salesperson handling a trade receive and legal remedies available to the buyer are also subject to SEC rules. These requirements may hinder re-sales of our common stock and may adversely affect the market price of the common stock.

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
We are required to file and to keep effective a shelf registration statement for stockholders and if we are unable to do so for the required period we may be required to make additional payments to the holders of the Common Stock issued in connection with the July 2005 private placement of our securities.
In connection with the private placements, we entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, we agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require us to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then we will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005, our Registration Statement on Form S-2 was declared effective by the SEC. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the year ended January 31, 2009 and 2008, and the liability was recorded in accrued liabilities in the year ended January 31, 2006. On May 10, 2006, the Post Effective Amendment #1 was declared effective by the SEC. As of May 14, 2009, the Corporation has utilized sixty-seven of permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event.

We may be subject from time to time to legal proceedings, and any adverse determinations in these proceedings could materially harm our business.
We are a party to a number of legal proceedings brought against us which have arisen in the normal course of business. These proceedings typically relate to contract issues or counter claims. Litigation is subject to inherent uncertainties, and we cannot predict the outcome of any matters. Were an unfavorable ruling to occur, we may be liable for monetary damages and other costs of litigation, which may have a material adverse impact on our results of operations, cash flows and / or financial position for the period in which the ruling occurs and may result in an event of default in our loan agreement with Huntington Bank or our subordinated notes with the subordinated lender. Even if we are entirely successful in a lawsuit, we may incur significant legal expenses and our management may expend significant time in the defense. An adverse resolution of a lawsuit or legal proceeding could negatively impact our financial position and results of operations.
ITEM 2. Properties
As of January 31, 2009, we lease certain office space for our executive offices in Pittsburgh, Pennsylvania, totaling 6,466 square feet. In addition, a combination of warehouse and office space is leased in Los Angeles, California (13,500 square feet); Hazleton, Pennsylvania (2,900 square feet); Fort Lauderdale, Florida (10,000 square feet); Rock Hill, South Carolina (15,400 square feet); Dallas, Texas (15,800 square feet); Las Vegas, Nevada (4,952 square feet); Phoenix, Arizona (5,310 square feet); Portland, Oregon (6,761 square feet); and Paramus, New Jersey (5,391 square feet). We also own an 18,000 square foot office / warehouse situated on approximately six (6) acres in Export, Pennsylvania, which is subject to a mortgage of $227,000 at January 31, 2009.
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

	Market Price Range
	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

First Quarter	$0.56	$0.41	$0.87	$0.63
Second Quarter	0.51	0.34	1.19	0.84
Third Quarter	0.45	0.17	1.17	0.88
Fourth Quarter	0.20	0.12	0.95	0.48
At April 22, 2009, we had 1,510 stockholders of record and the closing trading price was $0.11 per share.
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
Certain statements contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, forward-looking statements can be identified by terminology such as “may”, “will”, “should”, “could”, “expect”, “anticipate”, “intend”, “plan”, “believe”, “estimate”, “potential”, or “continue”, the negative of these terms or other comparable terminology. Actual events or results may differ materially from any forward-looking statement as a result of various factors, including those described in Item 1A above under “Risk Factors”.
Overview
Through our operating subsidiaries, we provide environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services.
The following paragraphs are intended to highlight key operating trends and developments in our operations and to identify other factors affecting our consolidated results of operations for the two years ended January 31, 2009.
Contract revenues are recognized on the percentage of completion method measured by the relationship of total costs incurred to total estimated contract costs (cost-to-cost method). The majority of the Corporation’s contracts are fixed-price contracts; therefore, any change in estimated costs to complete a contract will have a direct impact upon the revenues and related gross margin recognized on that particular contract.
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
The income tax provision is the amount accrued and payable to the federal government and the various state taxing authorities. Until fiscal 2005, no amounts have been due to the federal government as we had a net operating loss carryforward, which had been sufficient to offset taxable income in recent years. As of January 31, 2009 and 2008, we again have no amounts due to the federal government as we have a net operating loss carryforward.
Critical Accounting Policies
The preparation of financial statements requires the use of judgments and estimates. Our critical accounting policies are described below to provide a better understanding of how we develop our judgment about future events and related estimations and how they impact our financial statements. A critical accounting estimate is one that requires our most difficult, subjective or complex estimates and assessments and is fundamental to our results of operation. We identified our most critical accounting estimates to be:
•	Revenue Recognition,

•	Billing Realization / Contracts Receivable Collectability,

•	Claims Recognition,

•	Recoverability of Goodwill and Intangible Assets,

•	Income Taxes,

•	Recoverability of Deferred Tax Assets, and

•	Mandatorily Redeemable Convertible Preferred Stock

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
Revenue Recognition
Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price basis. The balance of our work is performed on variations of cost reimbursable and unit price approaches. Contract revenue is accrued based upon the percentage that actual costs to date bear to total estimated costs. We utilize the cost-to-cost method as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order / claim recognition. The use of estimated costs to complete each contract, the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions to total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from these estimates.
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
Billing Realization / Contracts Receivable Collectability
We perform services for a wide variety of customers including governmental entities, institutions, property owners, general contractors and specialty contractors. Our ability to render billings on in-process jobs is governed by the requirements of the contract and, in many cases, is tied to progress towards completion or the aforementioned specified mileposts. Realization of contract billings is in some cases guaranteed by a payment bond provided by the surety of our customer. In all other cases we are an unsecured creditor of our customers, except that we may perfect its rights to payment by filing a mechanics lien, subject to the requirements of the particular jurisdiction. Payments may be delayed or disputed by a customer due to contract performance issues and / or disputes with the customer. Ultimately, we have recourse to the judicial system to secure payment. All of the aforementioned matters may result in significant delays in the receipt of payment from the customer. As discussed in the previous section under “Revenue Recognition”, there can be no assurances that future events will not result in significant changes to the consolidated financial statements to reflect changing events.
We extend credit to customers and other parties in the normal course of business after a review of the potential customer’s credit worthiness. Additionally, management reviews the commercial terms of significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes an evaluation of required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. As a result of the above factors, at January 31, 2009 and 2008, the days revenue in contracts receivable was approximately 102 days and 92 days, respectively.
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
At January 31, 2009, goodwill and intangible assets on our balance sheet totaled $2,489,000 and $4,026,000, respectively. At January 31, 2008, goodwill and intangible assets on our balance sheet totaled $2,614,000 and $4,718,000 respectively. The goodwill and intangible assets are primarily attributable to the acquisition of the former Tri-State Restorations, Inc. (“Tri-State”) operation in June 2001 that now operates as our Los Angeles office and the acquisition of the former Flagship Services Group, Inc. (“Flagship”) operation in August 2005 that now operates as our Dallas office. The remaining goodwill and intangible assets relates to three smaller acquisitions and deferred costs related to our bank financing. The payment of the initial purchase price for the Tri-State and Flagship acquisitions initially generated a moderate amount of goodwill but the majority was created by the subsequent payment of contingent purchase price under the asset purchase agreement which provided for a four year and eighteen-month, respectively, earn-out for the former owners based upon the net profits of the Los Angeles and Dallas offices, respectively.
We have concluded that the net remaining recorded value of goodwill and intangible assets has not been impaired as a result of an evaluation as of January 31, 2009 and 2008.
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
Recoverability of Deferred Tax Assets
At January 31, 2009, the gross deferred tax assets totaled $5.1 million. At January 31, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore, a valuation allowance of $1.2 million has been recorded and the net deferred tax assets totaled $3.9 million at January 31, 2009.
At January 31, 2008, the net deferred tax assets totaled $3.9 million. At January 31, 2008, it was determined that the recognition of deferred income tax assets would be appropriate as it is more likely than not that all of the deferred tax assets would be realized. Therefore, a valuation reserve was not necessary at that time.
Mandatorily Redeemable Convertible Preferred Stock
Exchange of Series C Preferred Stock
On May 14, 2009, the Company and its sole remaining preferred shareholder entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Series C Convertible Preferred Stock were surrendered and exchanged for a subordinated secured promissory note (the “Subordinated Note”), with the possibility of an additional note of $600,000 (the “Additional Note” and together with the Subordinated Note, the “Subordinated Notes”) to be issued by the Company with substantially the same terms in certain circumstances. The Subordinated Notes are subordinate only to the debt to Huntington Bank, our senior lender, pursuant to the terms of a subordinated and intercreditor agreement.
The principal amount of the Subordinated Note is $4,993,226, bears interest at an annual rate of 8% and is due on August 31, 2010. A monthly payment of principal and interest of $50,000 will be made with the remainder of the amount due on August 31, 2010. As part of the Exchange Agreement, if the Company has not entered into an agreement resulting in a Change in Control (as defined in the Exchange Agreement) within a specified time or has not repaid the note in its entirety by November 14, 2009, then the Additional

Note would be issued by the Company with substantially the same terms as the Subordinated Note. Due to the execution of the Exchange Agreement, $4.4 million of the Series C Preferred Stock has been classified as a long-term liability and $0.1 million has been classified as a current liability as of January 31, 2009.
The transaction was accounted for in accordance with SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and Emerging Issue Task Force No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Corporation’s Own Stock in accounting for the transaction. The preferred stock has been recorded as a liability after consulting SFAS No. 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, our stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common stock. Per SFAS No. 150, there is to be no reassessment of the non-substantive feature.
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
Both the preferred and common stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of our Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005, our Registration Statement on Form S-2 was declared effective by the SEC. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance, a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the years ended January 31, 2009 and 2008, and the liability was recorded in accrued liabilities.
Accounting Policy Changes
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
Results of Operations
Year Ended January 31, 2009 Compared to Year Ended January 31, 2008
During the year ended January 31, 2009 (“Fiscal 2009”), contract revenues decreased $13.4 million or 13.8% to $83.7 million compared to $97.1 million during the year ended January 31, 2008 (“Fiscal 2008”). The decrease was due to lower sales volumes as a result of lower capital spending by our customer base driven by difficult economic conditions. Specifically, we had a reduction of approximately $9.8 million in revenues generated from asbestos abatement projects and approximately $3.4 million for non-asbestos projects during Fiscal 2009, as compared to Fiscal 2008. In addition, claim adjustments of $2.3 million caused revenues to be lower in Fiscal 2009 versus Fiscal 2008. The claim adjustments were for contracts completed in prior years.

Contract costs decreased $9.3 million to $73.7 million in Fiscal 2009 from $83.0 million in Fiscal 2008 primarily a result of the decreased contract revenues. The gross margin in Fiscal 2009 decreased $4.2 million to $9.9 million compared to $14.1 million Fiscal 2008 as a result of the decreased contract revenues and claim adjustments of $2.3 million resulting in a 2.6% decrease in gross margin as a percentage of revenue to 11.9% in 2009 from 14.5% in 2008.
Selling, general and administrative expenses increased $0.4 million to $13.6 million in 2009 as compared to $13.2 million in Fiscal 2008. The increase is primarily the result of an increase of $0.7 million of bad debt expense, due to settlement of older contract claims, offset by lower costs for Sarbanes Oxley compliance and other professional services. As a percentage of contract revenues, selling, general and administrative expense increased by 2.7% to 16.3% in Fiscal 2009 from 13.6% in Fiscal 2008 as a result of the above and a lower revenue base.
The corporation reported a loss from operations of $3.7 million for Fiscal 2009 compared to income from operations of $0.8 million for Fiscal 2008, a decrease of $4.5 million as a direct result of the factors discussed above.
Interest expense decreased to $0.8 in Fiscal 2009 compared to $1.1 in Fiscal 2008 as a result of lower interest rates in Fiscal 2009.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement of $5.5 million of redeemable convertible preferred stock in July 2005 and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares were mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock were required to be reflected as interest expense. Fiscal 2009 had a $1,063,000 expense, which included the actual dividend of $305,000 and the accretion of the discount associated with the preferred stock of $758,000. Fiscal 2008 had an $896,000 expense, which included the actual dividends of $305,000 and the accretion of the discount associated with the preferred stock of $591,000.
In Fiscal 2009, a benefit of $354,000 was recorded for estimated taxes. In Fiscal 2008, a provision of $6,000 was recorded for estimated taxes.
At January 31, 2009, the Corporation has approximately $6.8 million of net operating loss carryforwards for federal income tax purposes expiring in 2029 and approximately $0.7 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2029.
At January 31, 2009, the gross deferred tax assets totaled $5.1 million. At January 31, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore, a valuation allowance of $1.2 million is reserved and the net deferred tax assets totaled $3.9 million at January 31, 2009.
Liquidity and Capital Resources
Fiscal 2009
During Fiscal 2009, we experienced an increase in cash and cash equivalents of $224,000 as cash and cash equivalents increased from $90,000 at January 31, 2008, to $314,000 at January 31, 2009. The increase in cash and cash equivalents in Fiscal 2009 was attributable to $2,908,000 cash provided by financing activities offset by $513,000 used in investing activities, and $2,171,000 cash used in operating activities.
The $2.2 million of cash used in operating activities consisted primarily of a net loss of $5.2 million adjusted for $4.9 million of non-cash charges: depreciation ($1.0 million), amortization ($0.8 million), accrued interest and dividends on preferred stock ($1.1 million), provision for the cost of stock based compensation ($0.4 million), and the provision for receivable allowance ($1.6 million).
After adjusting for these non-cash charges and credits, the resulting cash basis net loss of $0.3 million, was increased by a $1.9 million change in the working capital utilized by us which consisted primarily of a decrease in costs in excess of billings ($1.8 million) off set by an increase in contracts receivable ($1.3 million) and decreases in accounts payable ($0.3 million), billing in excess of costs ($0.7 million) and net changes in other current asset and current liability accounts ($1.4 million) resulting in a net use of $2.2 million cash in operating activities. The decrease in cash from operating activities was driven largely by a decrease in accrued liabilities of $1.9 million due to the timing of payouts of compensation related items.
The $0.5 million used in investing activities consisted of the purchase of property, plant and equipment ($0.3 million), payment for the earnout liability ($0.1 million), and a decrease in other assets ($0.1 million).
The $2.9 million of cash provided by financing activities consisted of net debt proceeds ($4.2 million), offset by insurance premium financing which has been contracted for and will be paid out over the next several months ($1.3 million).

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
The $3.1 million of cash provided by operating activities consisted primarily of a net loss of $0.9 million adjusted for $2.7 million of non-cash charges: depreciation ($1.1 million), amortization ($0.8 million), deferred income tax benefit ($0.4 million), accrued interest and dividends on preferred stock ($0.9 million), and the provision for the cost of stock based compensation ($0.3 million).
After adjusting for these non-cash charges and credits, the resulting cash basis net income of $1.8 million, was increased by a $1.3 million reduction in the working capital utilized by us which consisted primarily of a increase in contracts receivable ($1.1 million), an increase in accounts payable ($2.3 million), a decrease in billing in excess of costs ($1.6 million) and net changes in other current asset and current liability accounts ($1.7 million) resulting in a net use of $3.1 million cash in operating activities. The operating activities were largely impacted by the increase in revenues from fiscal 2007 resulting in increased in contracts receivable and costs in excess of billings. Accounts payable was higher as a result of higher levels of work derived from the use of subcontractors during the later part of the fourth quarter of fiscal 2008. The decrease in billings in excess of costs was due to the completion of work for a customer who typically was invoiced on a progress basis ahead of the work schedule.
The $0.8 million used in investing activities consisted of the purchase of property, plant and equipment ($0.7 million) and a decrease in other assets ($0.1 million).
The $2.4 million of cash used by financing activities consisted of net debt payments ($1.6 million), insurance premium financing which was contracted and paid out over several months ($0.9 million), reduced by proceeds from the exercise of stock options and warrants ($0.1 million).
As of January 31, 2009, we have a $16.5 million loan agreement from our financial institution The Huntington Bank National Association (successor in interest to Sky Bank). We rely significantly upon our revolving line of credit in order to operate our business. The line of credit and term loan is secured by a “blanket” security interest in our assets and a mortgage on the real estate owned by us. We expect that we will be able to maintain our existing loan agreement (or to obtain replacement or additional financing) when it expires on August 3, 2010, or becomes fully utilized. We may have difficulty securing replacement financing or additional financing upon the same or substantially similar terms to our existing loan agreement. Because the global capital and credit markets have been severely constrained, we may not be able to obtain additional or replacement financing or, even if we are able to obtain additional or replacement financing, such financing may not be upon the same or substantially similar terms or may contain more onerous debt covenants that may be difficult for the Company to achieve. Inability to obtain additional financing should our capital requirements change or to obtain replacement financing upon expiration of our current loan agreement could have a material adverse effect on our future financial condition and results of operations.
At January 31, 2009, we were not in compliance with all of the covenants of our debt agreement. The bank subsequently waived certain covenants and amended the loan agreement in order to enable us to retroactively be in compliance at January 31, 2009. At January 31, 2008, we were in compliance with all of the covenants of our debt agreement.
On May 14, 2009, the Company and its sole remaining preferred shareholder entered into an exchange agreement pursuant to which the Series C Convertible Preferred Stock were surrendered and exchanged for a subordinated secured promissory note of nearly $5 million dollars due to the subordinated lender on August 31, 2010 (the “Subordinated Note”), with the possibility of an additional $600,000 note (the “Additional Note” and together with the Subordinated Note, the “Subordinated Notes”) with substantially the same terms in certain circumstances. The Subordinated Notes are subordinate only to the debt to Huntington Bank, the terms of which are set forth in a subordinated and intercreditor agreement.
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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9AT. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Prior to the filing of this Annual Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Corporation’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), as amended. Based on that evaluation, the CEO and the CFO concluded that, as of January 31, 2009, the Corporation’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required financial disclosure.
Changes in Internal Control over Financial Reporting
During the fiscal quarter ended January 31, 2009, there were no changes in the Corporation’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Corporation’s internal control over financial reporting includes those policies and procedures that:
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Corporation’s internal control over financial reporting was effective as of January 31, 2009.
This Annual Report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only management’s report in this Annual Report.

ITEM 9B. Other Information
Amendment to Loan Agreement
On May 14, 2009, the Company and Huntington Bank entered into a Fifth Amendment to the Amended and Restated Loan Agreement (the “Amendment”). The Amendment waives the Company’s and its subsidiaries non-compliance with certain financial covenants as of January 31, 2009 and made certain revisions to the financial covenants for the period ended January 31, 2010. The Amendment also extended the maturity date of the underlying loan to August 3, 2010, and sets the interest rate at prime plus 0.75% with a floor from the prime rate at 4.25%. A copy of the Amendment is attached hereto as Exhibit 10.8.5, the terms of which are incorporated in this Section 9B by reference.
Exchange of Series C Preferred Stock
On May 14, 2009, the Company and Radcliffe SPC, Ltd., for and behalf of the Class A Convertible Crossover Segregated Portfolio (“Radcliffe”), its sole remaining preferred shareholder, entered into an exchange agreement (the “Exchange Agreement”) and certain related documents pursuant to which the remaining Series C Convertible Preferred Stock were surrendered and exchanged for a subordinated secured promissory note (the “Subordinated Note”), with the possibility of an additional note (the “Additional Note” and together with the Subordinated Note, the “Subordinated Notes”) to be issued by the Company with substantially the same terms as the Subordinated Note in certain circumstances. The Subordinated Notes are subordinate only to the debt to Huntington Bank, our senior lender, pursuant to the terms of a subordinated and intercreditor agreement. The Exchange Agreement also requires that the Company engage and retain an investment banking firm to provide advice to the Company with respect to the advisability of a Qualified Transaction (as defined in the Exchange Agreement); however, the Company is under no obligation to enter into or consummate a Qualified Transaction at any time.
The principal amount of the Subordinated Note is $4,993,226, bears interest at an annual rate of 8% and is due on August 31, 2010. A monthly payment of principal and interest of $50,000 will be made with the remainder of the amount due on August 31, 2010. The Subordinated Notes contains certain customary events of default. As part of the Exchange Agreement, if the Company has not entered into an agreement resulting in a Change in Control (as defined in the Exchange Agreement) within a specified time or has not repaid the note in its entirety by November 14, 2009, then the Additional Note would be issued by the Company with substantially the same terms as the Subordinated Note. If the Company enters into a Change of Control, the Company is obligated to have the successor entity assume the Company’s obligations under the Subordinated Notes, and their may be a redemption right if the Company is unable to comply with the timing requirements with respect to a Change of Control.
A copy of the Exchange Agreement and the Subordinated Note are attached hereto as Exhibits 4.14 and 10.16, respectively, the terms of each are incorporated in this Section 9B by reference.

PART III
ITEM 10. Directors and Executive Officers and Corporate Governance
The following table sets forth information regarding the executive officers and directors of the Corporation.

Name, Age and
Principal Occupation	Certain Other Information

John C. Regan (65) Chairman, President, and Chief Executive Officer of PDG Environmental, Inc.	Mr. Regan has served in each of his present positions since December 1990 and has served as a Director since April 1989. He is the founder of Project Development Group, Inc., now our wholly-owned subsidiary, which engages in asbestos abatement and specialty contracting services, and has served as that corporation’s Chairman and President since 1984. Mr. Regan also served as Chairman of the Board of Directors of PDG Remediation, Inc. (PDGR), a company which provided remediation services to assist customers in complying with environmental laws and regulations, from July 1994 until August 1996.

Richard A. Bendis (62) President and CEO of the Bendis Investment Group LLC	Mr. Bendis has served as a Director since 1986. Mr. Bendis is the Founder, President and Chief Executive Officer of the Bendis Investment Group LLC, {BIG} a Global financial intermediary firm that has a formal joint venture management agreement with Drawbridge Special Opportunities Advisors LLC, an affiliate of the Fortress Investment Group, {NYSE, FIG}. Most recently, Mr. Bendis served as Chairman, President and CEO of True Product ID, a global publicly traded anti-counterfeiting company {NASDAQ, TPDI}. Previously, he had been the Founder, President and CEO of Innovation Philadelphia {IP}. IP is a public/private partnership dedicated to growing the wealth and the workforce of the Greater Philadelphia Region. Prior to 2001, he was President and CEO of Kansas Technology Enterprise Corporation {KTEC}, an entity formed to encourage investment and growth in the State of Kansas. Mr. Bendis, also, has been a corporate executive with Quaker Oats, Polaroid, Texas Instruments, Marion Laboratories, Kimberly Services and Continental Healthcare Systems. Continental was an Inc. 500 software company, which he successfully took public on NASDAQ {CHSI}. In addition, Mr. Bendis founded and managed R.A.B. Ventures, a venture capital firm which invested in early-stage technology and healthcare businesses. He is a frequent international consultant and speaker for the United Nations, NATO and The European Commission, and serves on several not-for-profit Boards.

Edgar Berkey (68) Management Consultant	Dr. Berkey has served as Director since 1998. He is a nationally recognized expert on alternative energy and environmental technologies. In 2007, he retired as Vice President and Chief Quality Officer of Concurrent Technologies Corporation and formed E. Berkey and Associates, a management consulting firm. He is a member and Chairman of advisory committees for the U.S. Department of Energy and National Laboratories and was previously on the Science Advisory Board of the U.S. Environmental Protection Agency. He serves on the board of several growing companies in the environmental remediation, waste water engineering, and constructions management fields, Chester Engineers of Pittsburgh and North Wind, Inc. of Idaho Falls, Idaho. He is the former President and co-founder of the Center for Hazardous Materials Research. Dr. Berkey previously served on the Corporation’s Board of Directors from 1991-1995. He resigned from the Corporation’s Board of Directors in 1995 to serve as a Director of PDG Remediation, Inc., which at that time was an affiliate of the Corporation. He resigned from the Board of Directors of PDG Remediation, Inc. in 1996.

James D. Chiafullo (51) Shareholder/Director, Cohen & Grigsby Secretary of PDG Environmental, Inc.	Mr. Chiafullo has served as a Director since July 1998 and as Secretary since May 2003. Since 1999, Mr. Chiafullo has been a Director in the law firm of Cohen & Grigsby, P.C. headquartered in Pittsburgh. Prior to joining Cohen & Grigsby, P.C., Mr. Chiafullo was a Partner with Thorp Reed & Armstrong. Prior to joining Thorp Reed & Armstrong, Mr. Chiafullo was a lawyer with Gulf Oil Corporation in Houston, Texas. Cohen & Grigsby, P.C. provide legal services to us. Mr. Chiafullo is a member of the Board of Directors of the Western Pennsylvania Epilepsy Foundation and of the Community Bank Board of First National Bank of Pennsylvania.

Name, Age and
Principal Occupation	Certain Other Information

Edwin J. Kilpela (63) Independent Business Consultant	Mr. Kilpela has served as a Director since July 1997. Since 2006 he has been an independent consultant to small and mid-sized companies. From 2003 until 2006, he served as the President and CEO of Soil Safe, Inc. a privately held environmental company located in Baltimore, MD. From 1998 until 2002, Mr. Kilpela was an independent business consultant to small and mid-sized environmental companies. From 1997 to 1998 he was President and Chief Executive Officer of Noxso Corporation, a developmental environmental company. From 1996 until 1997 he was President of Ansaldo Ross Hill. Mr. Kilpela was with Westinghouse Electric Corporation from 1968 to 1996 including serving as General Manager of the Environmental Services Division from 1991 to 1996.

Nicola (“Nick”) Battaglia (42) Chief Financial Officer of PDG Environmental, Inc.	Effective May 23, 2007, Mr. Battaglia was named Chief Financial Officer. Prior to joining our company, Mr. Battaglia worked at StanCorp Financial Group, a public financial services company as Assistant Vice President of the Asset Management Group. From 1999 to 2006, Mr. Battaglia served as Chief Financial Officer and Treasurer of Invesmart where he oversaw the accounting/tax, finance and treasury functions of the company. Prior to that, Mr. Battaglia worked for 11 years at Arthur Andersen where he provided audit, accounting and business advisory services for a diverse client base.
EXECUTIVE OFFICERS

Executive Officers
Name	Age	Position Held
John C. Regan	65	Chairman, President, and Chief Executive Officer
Nick Battaglia	42	Chief Financial Officer (a)
James D. Chiafullo	51	Secretary (b)
The registrant has determined that there are no other executive officers other than the officers identified above.

(a)	Mr. Battaglia was named Chief Financial Officer effective May 23, 2007.

(b)	Mr. Chiafullo has served as Secretary of the registrant since May 2003.
Board Composition and Committees
The Board of Directors currently has five directors, four of whom (Messrs. Bendis, Berkey, Chiafullo and Kilpela) the Board has determined are “independent” as defined in Section 121(A) of the listing standards of the American Stock Exchange (which is the standard used by the Board in determining whether a director is independent).
During the fiscal year ended January 31, 2009, there were six regular meetings of the Board of Directors, and all of the incumbent directors attended the meetings of the Board of Directors. All of the incumbent directors attended meetings of the committees of the Board of Directors on which they served during such fiscal year.
The Board of Directors currently has three committees: the Audit Committee, the Compensation Committee and the Nominating Committee.
Audit Committee
The Audit Committee is primarily concerned with the accuracy and effectiveness of the audits of our financial statements by our internal accounting staff and our registered independent auditors. The Audit Committee’s function is to review our quarterly and annual financial statements with our registered independent auditors and management; review the scope and results of the audit of our financial statements by the registered independent auditors; approve all professional services performed by the registered independent auditors and related fees; recommend the retention or replacement of the registered independent auditors and periodically review our accounting policies and internal accounting and financial controls. The Audit Committee is also responsible for establishing and overseeing our internal reporting system relating to accounting, internal accounting controls and auditing matters. The Audit Committee is governed by a written charter adopted in 2000 and subsequently amended by our Board of Directors.
The Audit Committee presently consists of Messrs. Bendis, Berkey and Kilpela. The Board of Directors has determined that each of Messrs. Bendis, Berkey, and Kilpela is an “independent director” as that term is defined by Rule 10-A-3 under the Securities Exchange Act of 1934, as amended. Mr. Bendis serves as Chairman of the Audit Committee. The Board has determined that Mr. Bendis is an “audit committee financial expert”, as that term is defined in Item 401(h)(2) of Regulation S-K. The Audit Committee met once during the fiscal year ended January 31, 2009.

Compensation Committee
The Compensation Committee is responsible for administering the Corporation’s Employee Incentive Stock Option Plan, designating the employees eligible to participate in such plan, the number of options to be granted and the terms and conditions of each option. The Compensation Committee also reviews the performance of the Corporation’s Chief Executive Officer and makes recommendations with respect to the compensation of the Corporation’s Chief Executive Officer. The Chairman of the Compensation Committee is Mr. Kilpela, and the other members of the Compensation Committee are Mr. Berkey and Mr. Chiafullo. In addition to being “independent” under the AMEX listing standards, each member of the Compensation Committee is an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and a “non-employee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Compensation Committee met three times during the fiscal year ended January 31, 2009.
Nominating Committee
The Nominating Committee makes recommendations to the Board of Directors regarding the size and composition of the Board of Directors.
The Nominating Committee presently consists of Messrs. Kilpela, Bendis and Berkey with Mr. Berkey serving as Chairman. The Nominating Committee did not formally meet during the fiscal year ended January 31, 2009, but did consider candidates for the Board of Directors. The Board of Directors has determined that each member of the Nominating Committee is “independent” under applicable SEC rules.
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
The Nominating Committee considers stockholder recommendations for candidates for the Board. In evaluating such recommendations, the Nominating Committee uses the same qualification standards as are used for all other candidates. To recommend a prospective nominee for the Nominating Committee’s consideration, the Nominating Committee requires that a stockholder must have held no less than 10,000 shares of our stock for a continuous 12-month period. Stockholder recommendations must be submitted in writing to the Corporation’s Corporate Secretary at PDG Environmental, Inc., 1386 Beulah Road, Building 801, Pittsburgh, PA 15235 and must include (a) the proposed candidate’s personal and business information, (b) the class and number of Corporation’s securities he/she owns, (c) a description of all arrangements or understandings between the stockholder and the nominee and any other person or persons (naming such persons or persons) pursuant to which the nomination is to be made by the stockholder and (d) all other information regarding the stockholder’s proposed nominee that is required to be disclosed in solicitations of proxies for elections of directors in an election contest, or is otherwise required, pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and Rule 14a-11 thereunder (including such person’s written consent to be named in the proxy statement as a nominee and to serving as a director if elected). Recommendations must also be accompanied by personal references including a supporting statement from the recommending stockholder regarding a proposed candidate’s character and judgment.
In addition, the bylaws of the Corporation permit stockholders to nominate directors for election at an annual stockholder meeting. Any such nomination must be in accordance with our bylaws.
The Nominating Committee utilizes a variety of methods for identifying and evaluating candidates for director. In evaluating the qualifications of the candidates, the Nominating Committee considers many factors, including, issues of character, judgment, integrity, independence, age, expertise, diversity of experience, length of service, other commitments and other characteristics which the Nominating Committee deems important in their directors. A candidate should have sufficient financial or accounting knowledge to add value to the financial oversight role of the Board of Directors. The Nominating Committee evaluates such factors, among others, and does not assign any particular weighting or priority to any of these factors. The Nominating Committee also considers each individual candidate in the context of the current perceived needs of the Board as a whole. While the Nominating Committee has not established specific minimum qualifications for director candidates, the Nominating Committee believes that candidates and nominees must reflect a Board that is comprised of directors who have competency in the following areas: (i) industry knowledge; (ii) accounting and finance (including expertise of at least one director who would qualify as a “financial expert” as that term is defined in the SEC rules; (iii) business judgment; (iv) management; (v) leadership; (vi) business strategy; (vii) crisis management; (viii) corporate governance; (ix) risk management and (x) such other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members.

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
Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Messrs. Berkey, Chiafullo and Kilpela. None of these individuals served as one of the Corporation’s compensated officers or employees at any time during the fiscal year ended January 31, 2009. Mr. Chiafullo has served as corporate secretary, a non-compensated position. None of the Corporation’s current executive officers has ever served as a member of the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a member of our board of directors or compensation committee.
Section 16(A) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of beneficial ownership (Form 3) and reports of changes in beneficial ownership (Forms 4 and 5) of common stock and other equity securities of ours with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Our information regarding compliance with Section 16(a) is based solely on a review of the copies of such reports furnished to us by our executive officers, directors and greater than 10% beneficial owners. During the fiscal year ended January 31, 2009, we believe that all of our executive officers, directors and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements.
ITEM 11. Executive Compensation
Compensation Discussion and Analysis
Compensation program objectives and philosophy
As a smaller reporting company, the Company’s disclosure with respect to its compensation is limited to anyone serving as the Company’s principal executive officer (“PEO”) during the prior year, and the next two most highly compensated executive officers whose compensation exceeds $100,000. These individuals are listed in the Summary Compensation Table and are referred to as “Named Executive Officers” or “NEOs” throughout.
We are still a founder-managed company and not a heavily executive laden company and because John Regan, the founder, is subject to an employment agreement with the Company that provides for annual automatic renewal, the extent of the work by the Compensation Committee has been limited. In particular, the annual work of the Compensation Committee is to meet and decide the annual compensation for the NEOs. The Compensation Committee recommends bonuses for the NEOs for the most recently completed year, which are ultimately approved by the Board of Directors. In Fiscal 2008, the members of the Compensation Committee concluded that the annual base salary of the PEO was increased from $250,000 to $275,000, effective October 1, 2007. In Fiscal 2009, the annual base salary of the PEO was decreased from $275,000 to $246,060, and the annual base salary of the other NEO was decreased from $160,000 to $144,000 effective, December 15, 2008, as part of a cost reduction plan which included wage decreases for senior management. In addition, no bonus awards were made in Fiscal 2009 and 2008, due to company performance.
The future of the Company requires that a plan and compensation philosophy be in place to hire and maintain talented executives in the future. Although the Compensation Committee has not adopted a formal charter, the members of the committee are guided by the following principles:
•	To pay salaries to our NEOs that are competitive in our industry and our geographical market.

•	To use, assuming that it makes sense for the Company, executive pay practices that are commonly found in companies engaged in a similar industry.

•	To maintain a ‘pay for performance’ outlook, particularly in our incentive programs.

•	To pay salaries, and award merit increases, on the basis of the individual executive’s performance and contributions to our organization.

To attain these goals, we have created an executive compensation program which consists of base pay, a short term cash bonus program and a stock option program and employee benefits.
Our executive compensation program rewards executives for company and individual performance. Company and individual performance are strongly considered when we grant base pay increasers and equity awards. The pool of funds to be used for our short term bonus program is decided by the Board of Directors. For all management and supervising employees of the Company, other than the PEO, the PEO decides such bonuses. The Board, with the recommendation of the Compensation Committee, decides the PEO’s bonus, if any. For the fiscal years ended January 31, 2009 and 2008, no bonus was paid to the PEO because of the loss incurred in the operation of the business.
The role of the Compensation Committee
Our Compensation Committee has not adopted a formal charter. The Compensation Committee performs the following functions regarding compensation for the NEO:
•	Review and approve the Company’s goals relating to PEO compensation.

•	Evaluate the PEO’s performance in light of the goals.

•	Make recommendations to the board regarding compensation to be paid to the other NEOs.

•	Annually review, for all NEOs, annual base salary, short term bonus, long term incentives, employment-related agreements and special benefits.
The components of our executive compensation program
Our executive compensation program consists of three elements: base pay; short term cash bonus and grants of fair market value options in our stock. We use this mix of programs for a variety of reasons:
•	As a package, these types of programs are typically offered by the types of companies from which we would seek executive talent.

•	As a package, these particular programs provide both a current and a long term incentive for the executive officers, thereby aligning the executives’ interests with shareholders’.

•	These programs, as a package, provide the executives with short and long term rewards; this serves as a retention, as well as, a motivational device for the executives.
We believe that the package of executive compensation programs that we offer fits our needs well. Our program is competitive; we are able to attract and retain the executive talent that we need to successfully run our business. We do not maintain any type of non-qualified deferred compensation program (either a defined benefit or a defined contribution program) for executives. We currently believe that the long term incentive component of our executive compensation program, which uses fair market value stock options, provides executives with an incentive as well as putting a portion of their compensation at risk if our share price declines; we do not currently feel the need to provide additional long term incentives to our executives. In regard to our PEO, we believe that his holdings of Company Stock are a strong incentive to him to manage the Company in a manner that maximizes stockholder value.
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
Our process for determining the value of each component of executive pay functioned in the following manner for 2009:
Base pay: Base compensation for all of our NEOs is either provided for in their respective employment agreement, in the case of Mr. Regan, our PEO, or based on market rates. The PEO makes a recommendation for executive base pay increases for the other NEOs to the Compensation Committee. The Compensation Committee reviews the information provided by the PEO and its supporting data, and makes a determination of annual base pay increases. In Fiscal 2008, the base salary of the PEO was increased from $250,000 to $275,000, effective October 1, 2007. In Fiscal 2009, the base salary of the PEO was decreased from $275,000 to $246,060 and the base salary of the CFO was decreased from $160,000 to $144,000 effective, December 15, 2008, as part of a cost reduction plan which included wage decreases for senior management.
Annual bonus: Our annual bonus program for executives is based on the discretion of the Compensation Committee. No annual bonuses were awarded to NEOs in Fiscal Year 2009 because of the loss incurred in the operation of the business during Fiscal Year 2008.
As the bonus awards are not determined based on any particular Company metric or metrics related to financial performance, the Company does not have a policy that would require that recipients return the bonus to the Company in the event that a restatement of the Company’s financial statements results in a detriment to the Company.
Equity grants: In connection with the award of equity grants, the Principal Executive Officer provides the Compensation Committee with a proposal for equity grants as part of the employment contract process. The amount of the grant is based on various factors, including the equity grant ranges for the position which the Company maintains. The Compensation Committee reviews the Principal Executive Officer’s proposal and the underlying information, and makes its determination as to the grant. Mr. Battaglia, the CFO of the Company, was granted 24,000 options in fiscal 2009. This award was provided as part of the wage decrease described above.
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
We believe that the grant of fair market value stock options, even though there is now a financial statement impact as a result of FAS 123(R) before the options are exercised, these grants continue to provide substantial benefits to the Company and the executive. We benefit because:
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
Summary Compensation Table
The following table sets forth for the fiscal years ended January 31, 2009 and 2008, compensation awarded to, paid to, or earned by, anyone serving as our Principal Executive Officer and those other executive officers with compensation in excess of $100,000 per year during fiscal year ended January 31, 2009 (the “Named Executive Officers”):

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary (A)	Bonus	Awards	Award (B)	Compensation	Earnings	Compensation (C)
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	Total

John C. Regan,	2009	$275,000	—	—	—	—	—	$47,800	$343,305
Chairman & CEO	2008	$258,333	—	—	—	—	—	$44,460	$302,793
Nick Battaglia,	2009	$160,000	—	—	$82,431	—	—	—	$254,431
CFO	2008	$91,077	—	—	$54,954	—	—	—	$146,031

(A)	Represents actual cash compensation.

(B)	Represents the fair value of the 100,000 vested options grated to Mr. Battaglia on May 23, 2007, under the Employee Incentive Option Plan. The valuation method used is described in the notes to the financial statements included in the Company’s annual report.

(C)	All Other Compensation consists of the following:

*$15,600 and $16,800 in annual auto allowance in fiscal 2009 and 2008, respectively,

*$11,400 and $7,300 in annual club membership dues in fiscal 2009 and 2008, respectively,

*$4,000 and $3,360 in personal financial planning services in fiscal 2009 and 2008, respectively, and

*$16,800 and $17,000 in supplemental life & disability premiums in fiscal 2009 and 2008, respectively.
Grants of Plan-Based Awards for 2009

								All Other	All Other		Grant
								Stock	Option	Exercise	Date Fair
		Estimated Future Payouts			Estimated Future Payouts			Awards:	Awards:	or Base	Value of
		Under Non-Equity Incentive			Under Equity Incentive Plan			Number of	Number of	Price of	Stock
		Plan Awards			Awards			Shares of	Securities	Option	and
	Grant	Threshold	Target		Threshold	Target		Stock or	Underlying	Awards	Option
Name	Date	($)	($)	Maximum	($)	($)	Maximum	Units (#)	Options (#)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)	(j)	(k)	(l)

John C. Regan, Chairman & CEO	—	—	—	—	—	—	—	—	—	—	—
Nick Battaglia, CFO	1/23/09	—	—	—	—	—	—	—	24,000	$0.16	3,462
Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
Name	Acquired on Exercise (#)	Exercise ($)	Acquired on Vesting (#)	Vesting ($)
(a)	(b)	(c)	(d)	(e)

John C. Regan, Chairman & CEO	—	—	—	—
Nick Battaglia, CFO	—	—	—	—

Outstanding Equity Awards at Year End
The following table shows the number of shares covered by exercisable and unexercisable options held by the Named Executive Officers on January 31, 2009. There were no other outstanding equity awards as of January 31, 2009.

			Equity
			Incentive Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised	Option	Option
Name and Principal	Options (#)	Options (#)	Unearned	Exercise	Expiration
Position	Exercisable	Unexercisable	Options	Price ($)	Date
(a)	(b)	(c)	(d)	(e)	(f)

John C. Regan,	60,000	—	—	$0.396	3/16/2010
Chairman & CEO (1)	10,000	—	—	$0.583	1/31/2010
	20,000	—	—	$0.44	1/31/2011
	20,000	—	—	$0.506	1/8/2012
	20,000	—	—	$0.209	1/31/2013
	50,000	—	—	$0.65	5/14/2010
	250,000	—	—	$1.52	2/22/2015
Nick Battaglia,	100,000	400,000	—	$0.90	5/23/2017
CFO (2)	—	24,000	—	$0.16	1/23/2019

(1)	All options issued to Mr. Regan are vested as of January 31, 2009.

(2)	100,000 options issued to Mr. Battaglia are vested as of January 31, 2009.
Post-employment compensation
Mr. Regan has an employment agreement, effective March 15, 2004 for a three-year term. Upon the expiration of the basic three-year term of the agreement, the agreement is automatically renewed annually for a three-year period until such time as we elect to terminate Mr. Regan’s employment agreement. The agreement provided for a $250,000 annual base salary (subsequently adjusted to $275,000 in Fiscal 2008 and then temporarily adjusted to $246,060 in Fiscal 2009). The base salary and life and disability insurance benefit shall continue for a three-year period following the date of termination, the death of Mr. Regan, the disability of Mr. Regan or Mr. Regan’s resignation due to a substantial change in ownership of our company or membership of the Board of Directors. In addition, all of Mr. Regan’s rights under the Company’s stock option and incentive plan and all other incentive bonus plans shall fully and completely vest upon the date of such termination and any early termination provisions provided for in such plans shall not apply to rights or options granted to Mr. Regan.
A termination for ‘cause’ occurs if Mr. Regan has:
•	been adjudicated guilty of illegal activities involving moral turpitude by a court of competent jurisdiction;

•	committed any act of fraud or intentional misrepresentation intended to harm the Company;

•	engaged in serious misconduct, which conduct has materially adversely affected the good will or reputation of the Company and which conduct Mr. Regan has not cured within 10 days following written notice from the Board regarding such conduct;

•	materially breached the employment agreement, and which breach Mr. Regan has not cured within 30 days following written notice from the Board regarding such breach; or

•	habitually failed to perform the duties and responsibilities of his employment as set forth in his employment agreement or as may be assigned or delegated to him from time to time by the Company or the Board, and which failure Mr. Regan has not cured within 30 days following written notice from the Board regarding such failure.
If Mr. Regan is terminated for cause, he shall receive only six months of base salary and life and disability insurance benefit.
A “substantial change in ownership” means:
•	the sale of over 50% of our assets; or

•	the replacement or change of over 65% of the Board in one fiscal year.

For purposes of the table information regarding post employment payments, we assume the following:
•	Mr. Regan does not have any severance benefit reduced as a result of obtaining employment with a new employer.

•	For substantial change in ownership purposes, a substantial change in ownership occurred on January 31, 2009.

•	Termination of employment occurs on January 31, 2009, and the termination of employment for substantial change of ownership purposes is not for cause.
Post-Employment Payments Table

			Severance	Death,
		Severance	Not for	Disability or	Change in
Name and Principal Position		for Cause	Cause	Retirement	Control

John C. Regan,	Base Salary	$123,030	$738,180	$738,180	$738,180
Chairman & CEO	Life and Disability Insurance	$8,400	$50,400	$50,400	$50,400
Nick Battaglia,	Base Salary	—	—	—	—
CFO	Life and Disability Insurance	—	—	—	—
Compensation of Directors
The following table sets forth the compensation paid to our non-employee directors in 2009.

	Fees
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Richard A. Bendis	$26,000	—	$5,415	—	—	—	$31,415
Edgar Berkey	$18,000	—	$5,415	—	—	—	$23,415
James D. Chiafullo	$17,000	—	$5,415	—	—	—	$22,415
Edwin J. Kilpela	$19,000	—	$5,415	—	—	—	$24,415
Each non-employee director of the Corporation will receive an annual retainer of $10,000 and $1,500 per meeting in person plus reimbursement for their actual expenses incurred in attending such meetings or $500 per meeting via telephone. The Audit Committee Chairman will receive an annual retainer of $10,000 and each additional audit committee member will receive an annual retainer of $2,000. The Compensation Committee Chairman will receive an annual retainer of $4,000 and each additional compensation committee member will receive an annual retainer of $2,000. In addition, the Corporation has established the 1990 Non-Employee Director Stock Option Plan (the “Non-Employee Plan”) which provides for the grants of options to non-employee directors to purchase an aggregate of up to 600,000 shares of Common Stock. Under the Non-Employee Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted subject to adjustment as provided in the plan. The options expire ten years from the date of grant. Options granted under the Non-Employee Plan do not qualify as incentive stock options under the Internal Revenue Code.
During Fiscal Year 2009, the Corporation granted and vested options covering 15,000 shares of common stock to each non-employee director of the Corporation at an exercise price per share of $0.40, which was the fair market value of such shares on the date the options were granted. The options expire ten years from the date of grant.
Employee directors are not compensated for their role as directors with the exception that employee directors are eligible for grants under the 1990 Employee Director Stock Option Plan (the “Employee Director Plan”). Pursuant to the Employee Director Plan, participants may purchase an aggregate of up to 500,000 options for shares of Common Stock subject to adjustment in the event of any change in the Common Stock. Under the Employee Director Plan, the exercise price of options granted shall be 100% of the fair market value of such shares on the date such options are granted. The Corporation did not grant any options under the Employee Director Plan in the fiscal year ended January 31, 2009.
Compensation Committee Report
The Compensation Committee has reviewed the “Compensation Discussion and Analysis” included above, and has reviewed this document with members of our management team. Based upon the review and discussions that the Compensation Committee had with management regarding the Compensation Discussion and Analysis, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Form 10-K for the fiscal year ended January 31, 2009 and our proxy statement relating to the annual meeting of stockholders in 2009.

Members of the Compensation Committee:
James D. Chiafullo
Edgar Berkey
Edwin J. Kilpela, Chairman
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table is as of the end of the most recent fiscal year (January 31, 2009) and reflects all compensation plans under which equity securities of the Corporation are authorized for issuance.

(c)
Number of Securities
		(b)	remaining available
		Weighted average	for future
	(a)	Exercise	issuances under equity
	Number of	price of	compensation plans
	Securities to be	outstanding	(excluding securities
	issued upon options,	options,	reflected
Plan Category	warrants and rights	warrants and rights	in column (a))

Equity compensation plans approved by security holders (1)	3,118,311	$0.71	1,063,105
Equity compensation plans not approved by security holders (2)	10,000	$0.65	—

Total	3,128,311	$0.71	1,063,105

(1)	Includes the Incentive Stock Option Plan, the Non-Employee Director Plan and Employee Director Plan.

(2)	Includes 10,000 non-qualified stock options issued to Richard Bendis, our director, for consulting performed in 1991. The options are at an exercise price of $0.65 and expire on May 14, 2010.
Security Ownership
The following table sets forth information with respect to the beneficial ownership of the Corporation’s Common Stock as of May 12, 2009, by:
•	each person who is known by us to beneficially own 5% or more of our outstanding common stock;

•	each of our Named Executive Officers;

•	each of our executive directors; and

•	all of our officers and directors as a group.
Beneficial ownership is determined in accordance with SEC rules, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions and also any shares of Common Stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after May 12, 2009. Beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the SEC.
Except as otherwise indicated, and subject to applicable community property laws, to the Corporation’s knowledge, the persons named below have sole voting and investment power with respect to all shares of Common Stock held by them. As of May 12, 2009, there were 20,875,109 shares of Common Stock outstanding.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o Corporate Secretary, PDG Environmental, Inc., Westinghouse Science & Technology Center, 1386 Beulah Road, Building 801, Pittsburgh, Pennsylvania 15235.

	Amount and Nature	Percentage of Class of
	of Beneficial	Common Shares
Name of Beneficial Owner	Ownership of Stock	Owned

John C. Regan (1) (2) (3)	2,320,680	10.9
Richard A. Bendis (1) (4)	140,250	*
Edgar Berkey (1) (5)	145,000	*
James D. Chiafullo (1) (6)	105,000	*
Edwin J. Kilpela (1) (7)	145,000	*
Nick Battaglia (2) (8)	200,000	*
Arnold Schumsky (9)	1,230,071	5.9
All of our directors and executive officers as a group including those named above (6 persons) (10)	3,055,930	14.0

*	Indicates less than 1%.

(1)	Director

(2)	Named Executive Officer

(3)	Includes 300,000 shares of Common Stock that may be acquired within 60 days after May 12, 2009, pursuant to options granted under the Employee Director Plan and 130,000 shares of Common Stock that may be acquired within 60 days after May 12, 2009, pursuant to options granted under the Employee Incentive Stock Option Plan.

(4)	Includes 115,250 shares of Common Stock that may be acquired within 60 days after May 12, 2009, pursuant to options granted under the Non-Employee Director Plan and 10,000 shares of Common Stock that may be acquired within 60 days after May 12, 2009, pursuant to non-qualified stock options.

(5)	Includes 55,000 shares of Common Stock that may be acquired within 60 days after May 12, 2009, pursuant to options granted under the Non-Employee Director Incentive Stock Option Plan.

(6)	Includes 85,000 shares of Common Stock that may be acquired pursuant to options within 60 days after May 12, 2009, granted under the Non Employee Director Incentive Stock Option Plan.

(7)	Includes 105,000 shares of Common Stock that may be acquired within 60 days after May 12, 2009, pursuant to options granted under the Non-Employee Director Plan.

(8)	Includes 200,000 shares of Common Stock that may be acquired within 60 days after May 12, 2009, pursuant to options granted under the Employee Incentive Stock Option Plan.

(9)	Consists of 1,230,071 shares of Common Stock held by Arnold Schumsky. Mr. Schumsky disclaims beneficial ownership of his shares except to the extent of his pecuniary interest in these shares. Mr. Schumsky’s address is 145 E27th Street, New York, NY 10016.

(10)	Includes 1,000,250 shares of Common Stock that may be acquired within 60 days after May 12, 2009, pursuant to options granted under the Employee Incentive Stock Option Plan, the Employee Director Plan and the Non-Employee Director Plan.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships And Related Transactions
At January 31, 2009, we maintained outstanding personal loans to Mr. Regan in the principal amount of $95,000 and related accrued interest of $55,000. This personal loan is evidenced by a demand note. This loan was made to provide Mr. Regan with funds to satisfy personal obligations. The loan to Mr. Regan was made in a series of installments from April 1990 to August 1990. The amount specified represents the highest outstanding balances of the loans during our fiscal year.
Mr. Chiafullo is a Director of Cohen & Grigsby, P.C. which is our legal counsel. During the year ended January 31, 2009, Cohen & Grigsby billed us $431,000 for legal services.
Other than the transactions disclosed herein, we have not entered into any material transactions with any director, executive officer, beneficial owner of five percent (5%) or more of our Common Stock, or family members of such person, in which the amount involved exceeds $120,000.
Although no written formal policy or ratification of related party transactions exists, in practice the Board of Directors must approve all such transactions in advance of any company commitment.

Director Independence
Our Board of Directors is comprised of five individuals, four of whom (Messrs. Bendis, Berkey, Chiafullo and Kilpela) the Company has determined are independent under SEC rules.
ITEM 14. Principal Accountant Fees and Services
Malin, Bergquist and Company, LLP, served as independent auditors for the Corporation for the fiscal year ended January 31, 2009.
Fees Billed by Malin, Bergquist and Company, LLP during Fiscal Year 2009 and 2008
During the fiscal years ended January 31, 2009 and 2008, Malin, Bergquist and Company, LLP acted as our independent registered public accounting firm and aggregate fees billed for various audit, audit-related and non-audit services were as follows:

	2009	2008
Audit Fees(1)	$97,300	$101,140
Audit-Related Fees (2)	18,880	46,990
Tax Fees(3)	41,850	45,000
All Other Fees(4)	—	—

	$158,030	$193,130

(1)	Audit fees were for professional services rendered for the audits of our financial statements, quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q, or services that are normally provided by Malin, Bergquist and Company, LLP in connection with the statutory and regulatory filings or engagements for the fiscal years ended January 31, 2009 and 2008.

(2)	Fees paid in connection with audit-related matters,

(3)	Tax fees include tax return preparation, tax compliance, tax planning and tax advice.

(4)	Malin, Bergquist and Company, LLP did not bill us any additional fees that are not disclosed under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.”
Our Audit Committee pre-approves the provision of all audit and non-audit services (including tax services) by the independent auditors and also approves all audit and non-audit engagement fees and terms with the independent auditors. All audit and non-audit services provided by Malin, Bergquist in 2009 and 2008 were approved in advance by the Audit Committee, and no fees were paid in 2009 or 2008 under a de minimus exception that waives pre-approval for certain non-audit services.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(a)(1) and (2) The following consolidated financial statements and financial statement schedule of the registrant and its subsidiaries are included in Item 8.
All other schedules for PDG Environmental, Inc. and its subsidiaries, for which provision is made in the applicable accounting regulations of the SEC, are either not required under the related instructions, not applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(a) (3) Exhibits:
Included after audited financial statements

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PDG Environmental, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PDG Environmental, Inc.
/s/ John C. Regan
John C. Regan,
Chairman and Chief Executive Officer

Date: May 15, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of PDG Environmental, Inc. and in the capacities and on the dates indicated.

/s/ John C. Regan	May 15, 2009
John C. Regan
Chairman and Chief Executive Officer (Principal Executive Officer and Director)

/s/ Nicola Battaglia	May 15, 2009
Nicola Battaglia
Chief Financial Officer (Principal Financial and Accounting Officer)

Richard A. Bendis, Director	By /s/ John C. Regan
John C. Regan, Attorney-in-Fact
May 15, 2009

Edgar Berkey, Director	By /s/ John C. Regan
John C. Regan, Attorney-in-Fact
May 15, 2009

James D. Chiafullo, Director	By /s/ John C. Regan
John C. Regan, Attorney-in-Fact
May 15, 2009

Edwin J. Kilpela, Director	By /s/ John C. Regan
John C. Regan, Attorney-in-Fact
May 15, 2009

PDG ENVIRONMENTAL, INC.
ANNUAL REPORT ON FORM 10-K
ITEM 8
FINANCIAL STATEMENTS, CERTAIN EXHIBITS and SCHEDULES

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of PDG Environmental, Inc.
We have audited the accompanying consolidated balance sheets of PDG Environmental, Inc. and its subsidiaries (the “Corporation”) as of January 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PDG Environmental, Inc. and its subsidiaries as of January 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 18 to the consolidated financial statements, during May 2009, the Corporation exchanged its Mandatorily Redeemable Cumulative Convertible Series C Preferred Stock for a subordinated secured promissory note and amended its credit agreement with Huntington Bank.
/s/ Malin, Bergquist & Company, LLP
Pittsburgh, Pennsylvania
May 14, 2009

CONSOLIDATED BALANCE SHEETS
PDG ENVIRONMENTAL, INC.

	January 31,
	2009	2008
ASSETS

Current Assets
Cash and cash equivalents	$314,000	$90,000
Contracts receivable, net of $1,079,000 allowance in 2009 and net of $1,286,000 allowance in 2008	20,677,000	22,154,000
Costs and estimated earnings in excess of billings on uncompleted contracts	3,180,000	3,325,000
Inventories	616,000	689,000
Income taxes receivable	355,000	—
Deferred income tax asset	983,000	1,111,000
Other current assets	344,000	94,000

Total Current Assets	26,469,000	27,463,000

Property, Plant and Equipment
Land	42,000	42,000
Leasehold improvements	373,000	372,000
Furniture and fixtures	253,000	253,000
Vehicles	1,485,000	1,544,000
Equipment	9,793,000	9,505,000
Buildings	485,000	485,000

	12,431,000	12,201,000
Less: accumulated depreciation	(10,786,000)	(9,859,000)

	1,645,000	2,342,000

Intangible Assets, net of accumulated amortization of $2,490,000 and $1,930,000 in 2009 and 2008, respectively	4,026,000	4,718,000
Goodwill	2,489,000	2,614,000
Deferred Income Tax Asset	2,948,000	2,804,000
Contracts Receivable, Non Current	1,820,000	677,000
Costs and estimated earnings in excess of billings on uncompleted contracts, Non Current	1,630,000	3,327,000
Other Assets	345,000	300,000

Total Assets	$41,372,000	$44,245,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
PDG ENVIRONMENTAL, INC.

	January 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$9,411,000	$9,729,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,125,000	1,832,000
Accrued income taxes	44,000	255,000
Accrued liabilities	2,742,000	4,921,000
Current portion of long-term debt	303,000	412,000
Mandatorily redeemable cumulative convertible Series C preferred stock	137,000	—

Total Current Liabilities	13,762,000	17,149,000

Long-Term Debt	15,045,000	10,679,000

Mandatorily redeemable cumulative convertible Series C preferred stock, $1,000 par value, 6,875 shares authorized and issued and 3,812.5 outstanding shares at January 31, 2009 and 2008 (liquidation preference of $4,886,000 and $4,581,000 at January 31, 2009 and 2008, respectively)	4,372,000	3,446,000

Total Liabilities	33,179,000	31,274,000

Commitments and Contingencies

Stockholders’ Equity
Common stock, $0.02 par value, 60,000,000 shares authorized and 20,875,109 and 20,814,276 shares issued and outstanding January 31, 2009 and 2008, respectively	418,000	418,000
Common stock warrants	1,628,000	1,628,000
Paid-in capital	20,111,000	19,728,000
Accumulated deficit	(13,926,000)	(8,765,000)
Less treasury stock, at cost, 571,510 shares at January 31, 2009 and 2008	(38,000)	(38,000)

Total Stockholders’ Equity	8,193,000	12,971,000

Total Liabilities and Stockholders’ Equity	$41,372,000	$44,245,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
PDG ENVIRONMENTAL, INC.

	For the Years Ended January 31,
	2009	2008

Contract Revenues	$83,671,000	$97,084,000

Contract Costs	73,744,000	82,996,000

Gross Margin	9,927,000	14,088,000

Gain (Loss) on Sale of Fixed Assets	(4,000)	9,000
Non-Cash Impairment Charge for Operating Lease	—	52,000
Selling, General and Administrative Expenses	13,598,000	13,230,000

Income (Loss) from Operations	(3,675,000)	815,000

Other Income (Expense):
Interest Expense	(845,000)	(1,152,000)
Deferred Interest Expense Preferred Dividends	(305,000)	(305,000)
Non-Cash Expense Accretion Discount Preferred Stock	(758,000)	(591,000)
Interest and Other Income	68,000	330,000

	(1,840,000)	(1,718,000)

(Loss) Before Income Taxes	(5,515,000)	(903,000)

Income Tax (Benefit) Provision	(354,000)	6,000

Net (Loss)	$(5,161,000)	$(909,000)

(Loss) Per Common Share — Basic:	$(0.25)	$(0.04)

(Loss) Per Common Share — Diluted:	$(0.25)	$(0.04)

Average Common Shares Outstanding	20,833,000	20,664,000

Average Dilutive Common Stock Equivalents Outstanding	—	—

Average Common Shares and Dilutive Common Stock Equivalents Outstanding	20,833,000	20,664,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
PDG ENVIRONMENTAL, INC.
FOR THE TWO YEARS ENDED JANUARY 31, 2009

		Common				Total
	Common	Stock	Paid-in	Treasury	Accumulated	Stockholders’
	Stock	Warrants	Capital	Stock	Deficit	Equity

Balance at January 31, 2007	$411,000	$1,628,000	$19,245,000	$(38,000)	$(7,856,000)	$13,390,000
Issuance of 142,000 shares under Employee Incentive Stock Option Plan	3,000		72,000			75,000
Issuance of 90,000 shares under Non-Employee Director Stock Option Plan	2,000		68,000			70,000
Employee issuance of 100,000 shares of restricted common stock			48,000			48,000
Compensation expense under SFAS 123(R)			258,000			258,000
Issuance of 25,000 shares of restricted stock	1,000		(1,000)			—
Incentive payment paid with 14,830 shares	1,000		27,000			28,000
Issuance of 24,000 shares of restricted stock for services			11,000			11,000
Net Loss					(909,000)	(909,000)

Balance at January 31, 2008	$418,000	$1,628,000	$19,728,000	$(38,000)	$(8,765,000)	$12,971,000

Issuance of 12,000 shares under Employee Incentive Stock Option Plan			2,000			2,000
Employee issuance of 100,000 shares of restricted common stock			48,000			48,000
Compensation expense under SFAS 123(R)			299,000			299,000
Issuance of 24,000 shares of restricted stock for services			34,000			34,000
Net Loss					(5,161,000)	(5,161,000)

Balance at January 31, 2009	$418,000	$1,628,000	$20,111,000	$(38,000)	$(13,926,000)	$8,193,000

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PDG ENVIRONMENTAL, INC.

	For the Years Ended January 31,
	2009	2008
Cash Flows From Operating Activities:
Net (loss)	$(5,161,000)	$(909,000)
Adjustments to Reconcile Net Income to Cash Provided by (Used in) Operating Activities:
Depreciation	1,005,000	1,085,000
Amortization	786,000	773,000
Deferred Income Taxes	(16,000)	(435,000)
Interest expense for Series C preferred stock accretion of discount	758,000	591,000
Non-cash Interest expense for Series C preferred stock dividends	305,000	305,000
Stock based compensation	381,000	345,000
Loss (Gain) on sale of fixed assets	4,000	(9,000)
Provision for receivable allowance	1,632,000	4,000
Impairment charge for operating lease	—	52,000

	(306,000)	1,802,000

Changes in Operating Assets and Liabilities:
Contracts receivable	(1,298,000)	(1,078,000)
Costs and Estimated Earnings in Excess of Billings on uncompleted contracts	1,842,000	(1,045,000)
Inventories	73,000	(136,000)
Accrued income taxes	(211,000)	526,000
Other current assets (Prepaid Insurance)	708,000	1,423,000
Accounts payable	(318,000)	2,326,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(707,000)	(1,589,000)
Accrued liabilities	(1,954,000)	899,000

Total Changes	(1,865,000)	1,326,000

Net Cash Provided by (Used in) Operating Activities	(2,171,000)	3,128,000

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(283,000)	(674,000)
Proceeds from sale of fixed assets	9,000	27,000
Payment of accrued earnout liability	(100,000)	—
Changes in other assets	(139,000)	(105,000)

Net Cash Used in Investing Activities	(513,000)	(752,000)

Cash Flows From Financing Activities:
Proceeds from debt	4,619,000	—
Proceeds from exercise of stock options and warrants	2,000	145,000
Payment of premium financing liability	(1,313,000)	(983,000)
Principal payments on debt	(400,000)	(1,606,000)

Net Cash Provided by (Used in) Financing Activities	2,908,000	(2,444,000)

Net increase (decrease) in cash and cash equivalents	224,000	(68,000)
Cash and cash equivalents, beginning of year	90,000	158,000

Cash and Cash Equivalents, End of Year	$314,000	$90,000

Supplementary disclosure of non-cash Investing and Financing Activity:
(Decrease) in goodwill and accrued liabilities for earnout liability	$(125,000)	$(37,000)

Financing of annual insurance premium	$1,313,000	$983,000

Non-cash purchase of fixed assets financed through capital leases	$38,000	$214,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PDG ENVIRONMENTAL, INC.
For the Two Years Ended January 31, 2009
NOTE 1 — NATURE OF BUSINESS
PDG Environmental, Inc. is a holding Corporation which, through its wholly-owned operating subsidiaries, provides environmental and specialty contracting services including asbestos and lead abatement, insulation, microbial remediation, emergency response and restoration, loss mitigation and reconstruction, demolition and related services.
The Corporation provides these services to a diversified customer base located throughout the United States. The Corporation’s business activities are conducted in a single business segment — Environmental Services. Services are generally performed under the terms of fixed-price contracts or time and materials contracts with a duration of less than one year, although larger projects may require two or more years to complete. The Corporation primarily operates in the North Eastern, Southern, and Western portions of the United States.
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
Revenues and Cost Recognition:
Revenues from fixed-price and modified fixed-price contracts are recognized on the percentage-of-completion method, measured by the relationship of total cost incurred to total estimated contract costs (cost-to-cost method). Revenues from time and materials contracts are recognized as services are performed. It is the Corporation’s policy to combine like contracts from the same owner for the purposes of revenue recognition.
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
Claims Recognition:
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
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts:
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
Cash and Cash Equivalents:
Cash and cash equivalents consist principally of currency on hand, demand deposits at commercial banks, and liquid investment funds having a maturity of three months or less at the time of purchase. The Corporation maintains demand and money market accounts at several domestic banks. From time to time, account balances may exceed the maximum available Federal Deposit Insurance Corporation coverage. As of January 31, 2009 account balances exceeded the maximum available coverage.
Contracts Receivable and Allowance for Uncollectible Accounts:
Contracts receivable are recorded when invoices are issued and are presented in the consolidated balance sheet net of the allowance for uncollectible accounts. Contracts receivable are written off when they are determined to be uncollectible. The allowance for uncollectible accounts is estimated based on the Corporation’s historic losses, the existing economic conditions in the construction industry and the financial stability of its customers.
Payments for services are normally due within 30 days of billing, although alternate terms may be included in contracts or letters of engagement as agreed upon by the Corporation and the customer. The nature of the construction industry is such that increased days revenue in receivables would not be considered outside the norm due to the nature of the payers which would include governmental entities, insurance companies and other parties whose typical pay cycle is longer than 30 days. Contracts receivable are not normally collateralized. The Corporation does not routinely charge interest on past due contracts receivable. As of January 31, 2009 and 2008, the Corporation’s risk of loss for contracts receivable was limited to the amounts recorded on the Consolidated Balance Sheets as of those dates. Specific allowances for particular contracts receivable are recorded when circumstances indicate collection is doubtful. A general allowance for all contracts receivable based on risk related to the volume and age of all other contracts receivable is recorded to provide for unforeseen circumstances. Bad debt expense is reflected in other selling, general and administrative expenses on the Consolidated Statements of Operations when allowances on contracts receivable are increased or when accounts written off exceed available allowances.
Inventories:
Inventories consisting of materials and supplies used in the completion of contracts are stated at the lower of cost (on a first-in, first-out basis) or market.
Property, Plant and Equipment:
Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. The estimated useful lives of the related assets are generally three to thirty years. Equipment, which comprised the majority of the Corporation’s fixed assets are primarily depreciated over three to five-years. Depreciation expense totaled $1,005,000 and $1,085,000 in 2009 and 2008 respectively.

Goodwill and Intangibles:
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. With respect to identifiable intangible assets, we consider customer and subcontractor relations, non-compete agreements and other assets. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets goodwill and intangibles are reviewed at least annually for impairment. Unless circumstances otherwise dictate, annual impairment testing is performed in the fourth quarter.
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
Stock Based Compensation:
The Corporation accounts for stock-based awards under SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of restricted stock and restricted stock units is determined based on the number of shares granted and the quoted price of our common stock. The fair value of stock options is determined using the Black-Scholes valuation model. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results, and future changes in estimates, may differ substantially from our current estimates.
Fair Value of Financial Instruments:
As of January 31, 2009 and 2008, the carrying value of cash and cash equivalents, contracts receivable, accounts payable, notes payable and current maturities of long-term debt approximated fair value because of their short maturities.
Earnings Per Common Share:
Earnings per common share are computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing consolidated net income (loss) by the weighted average number of common shares outstanding during the period, including any potentially dilutive outstanding securities, such as options and warrants. The potentially dilutive outstanding securities are calculated using the treasury stock method.
NOTE 3 — NEW ACCOUNTING PRONOUNCEMENTS
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
In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts — An Interpretation of FASB Statement No. 60. SFAS No. 163 applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years and interim periods beginning after December 15, 2008, except for the disclosure requirements, which are effective the first period (including interim periods) beginning after May 23, 2008. The adoption of the standard, effective February 1, 2009, is not expected to have a significant impact on the Corporation’s consolidated financial statements.

NOTE 4 — CONTRACTS RECEIVABLE
At January 31, 2009 and 2008, contracts receivable consist of the following:

	2009	2008

Billed completed contracts	$5,092,000	$6,026,000
Contracts in Progress	18,484,000	18,091,000

	23,576,000	24,117,000
Less allowance for Uncollectible Accounts	(1,079,000)	(1,286,000)

Net Contracts Receivable	$22,497,000	$22,831,000

At January 31, 2009 and 2008, contracts receivable for billed completed contracts of $5.1 million and $6.0 million, respectively, is based on full completion of the project. The remaining $18.5 million and $18.1 million of contracts receivable at January 31, 2009 and 2008, respectively, is related to ongoing projects. At January 31, 2009 and 2008, approximately $1.1 million and $1.3 million were included as allowance for doubtful accounts.
Contracts receivable at January 31, 2009 and 2008 include $1.9 million and $2.4 million, respectively, of retainage receivables. At January 31, 2009 and 2008, a portion of the contracts receivable balance, $1.8 million and $0.7 million, respectively, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle. For the year ended January 31, 2009, one customer, a demolition contractor, accounted for 10% of the Corporation’s consolidated revenues. For the year ended January 31, 2008, one customer, a private sector manufacturing client located in the northeast, accounted for more than 10% of the Corporation’s consolidated revenues.
At January 31, 2009 and 2008, contracts receivable included $3.2 million and $6.0 million, respectively, of billings which have been billed to the customer more than one hundred twenty days prior to the respective year-end. The Corporation continuously reviews the credit worthiness of customers and, when feasible, requests collateral to secure the performance of services.
NOTE 5 — COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
Details related to contract activity are as follows:

	January 31,
	2009	2008

Revenues earned on uncompleted contracts	$64,955,000	$75,623,000
Less: billings to date	61,270,000	70,803,000

Net Under Billings	$3,685,000	$4,820,000

Included in the accompanying consolidated balance sheets under the following captions:

	January 31,
	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,810,000	$6,652,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,125,000)	(1,832,000)

Net Under Billings	$3,685,000	$4,820,000

At January 31, 2009, the Corporation had approximately $4.8 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $1.9 million of costs related to contract claims and unapproved change orders. Of the $23.6 million in contracts receivable, approximately $2.9 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
At January 31, 2008, the Corporation had approximately $6.7 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $4.3 million of costs related to contract claims and unapproved change orders. Of the $24.1 million in contracts receivable, approximately $3.1 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.

At January 31, 2009 and 2008, a portion of the costs and estimated earnings in excess of billings balance, $1.6 million and $3.3 million, respectively, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle.
Accounts payable include amounts due to subcontractors totaling approximately $3.0 million as of January 31, 2009. The retainage portion (pending completion and customer acceptance of certain jobs) is approximately $0.7 million as of January 31, 2009.
Accounts payable include amounts due to subcontractors totaling approximately $3.2 million as of January 31, 2008. The retainage portion (pending completion and customer acceptance of certain jobs) is approximately $1.3 million as of January 31, 2008.
During the year ended January 31, 2009, a decrease of $2.3 million in revenue and margin was recorded for changes in the estimated recovery from four contract claims in various offices. During fiscal 2009, $0.7 million of revenue and margin on significant contracts claim status was written off.
During the year ended January 31, 2008, a $0.5 million decrease in revenue and margin was recorded for a change in the estimated recovery from a contract claim in our Los Angeles, California office.
NOTE 6 — ACCRUED LIABILITIES
Accrued liabilities are as follows:

	January 31,
	2009	2008

Wages, commissions, bonuses and withholdings	$1,387,000	$3,068,000
Accrued union and fringe benefit	529,000	260,000
Additional acquisition consideration	—	226,000
Contractor’s finders fees	—	238,000
Accrued Workers’ Compensation	164,000	223,000
Subcontractor fees	518,000	462,000
Other	144,000	444,000

Total Accrued Liabilities	$2,742,000	$4,921,000

NOTE 7 — LONG-TERM DEBT
Long-term debt of the Corporation less amounts due within one year is as follows:

	January 31,
	2009	2008
Term loan due in monthly installments of $3,687 including interest at 7.75%, due in August 2015	$227,000	$253,000
Equipment note due in monthly installments of $9,639 including interest at 7.25%, due in August 2009	63,000	170,000
Revolving line of credit expiring on June 30, 2010 and bearing interest at the prime rate plus 1.5%	14,689,000	10,070,000
Equipment financed under capital leases, due in monthly installments of $11,805 including interest at 8.57% to 13.97%, due October 2009 — December 2013	207,000	307,000
Equipment financed under capital leases, due in monthly installments of $4,916 including interest at 0.00% to 5.12%, due November 2008	—	48,000
Vehicles financed under capital leases, due in monthly installments of $13,064 including interest at 3% to 6%, due April 2008 — June 2012	162,000	243,000

	15,348,000	11,091,000
Less amount due within one year	303,000	412,000

	$15,045,000	$10,679,000

The cost and accumulated depreciation of equipment under capital lease obligations at January 31, 2009, is approximately $607,000 and $317,000, respectively. The cost and accumulated depreciation of vehicles under capital lease obligations at January 31, 2009, is approximately $647,000 and $496,000, respectively. The current portion of the total capital lease obligations is $212,000 at January 31, 2009.
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

The line of credit, equipment note and commitment for future equipment financing are at an interest rate of prime plus 1.5% with financial covenant incentives which may reduce the interest rate to prime plus 1% or prime (at January 31, 2009, prime was 3.25%). The mortgage is at an interest rate of 7.75% fixed until July 31, 2009, and is then adjusted to 2.75% above the 3-year Treasury Index every three years.
At January 31, 2009, the line of credit available was approximately $15,295,000. This amount is based upon the borrowing base calculation which is a factor of qualified contracts receivable and a percentage of qualified inventories. On January 31, 2009, the balance on the line of credit was $14,689,000 with an unused availability of $606,000.
Huntington Bank holds a blanket security interest in the assets of the Corporation.
Maturity requirements on long-term debt and capital lease obligations are $303,000 in fiscal 2010, $14,816,000 in fiscal 2011, $82,000 in fiscal 2012, $46,000 in fiscal 2013, $41,000 in fiscal 2014 and $60,000 thereafter.
The Corporation paid approximately $863,000 and $1,155,000 for interest costs during the years ended January 31, 2009 and 2008, respectively.
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
The Huntington Bank Loan Agreement and subsequent amendments include various covenants relating to matters affecting the Corporation including the annual required evaluation of the debt service coverage, debt to worth, and the tangible net worth. The Corporation did meet the covenant requirements as of January 31, 2008. However, at January 31, 2009, we were not in compliance with all of the covenants of our debt agreement. The bank subsequently waived certain covenants and amended the loan agreement in order to enable us retroactively to be in compliance at January 31, 2009.
NOTE 8 — INCOME TAXES
Significant components of the provision for income taxes are as follows:

	For the Years Ended January 31,
	2009	2008

Current:
Federal	$—	$(123,000)
State	18,000	564,000

	18,000	441,000

Deferred:
Federal	7,000	(279,000)
State	(379,000)	(156,000)

	(372,000)	(435,000)

Total income tax provision (benefit)	$(354,000)	$6,000

The reconciliation of income tax computed at the federal statutory rates to income tax expense is as follows:

	For the Years Ended January 31,
	2009	2008

Tax at statutory rate	$(1,931,000)	$(316,000)
State income taxes, net of federal tax benefit	(130,000)	255,000
Research and Development and Minimum Tax Credits	—	(511,000)
Non-deductible preferred stock dividend and accretion	372,000	346,000
Non-deductible stock option expense	104,000	100,000
Correction of Prior Period Tax Matters	(91,000)	40,000
Valuation Allowance	1,237,000	—
Other	85,000	92,000

	$(354,000)	$6,000

The significant components of the Corporation’s deferred tax assets as of January 31, 2009 and 2008, are as follows:

	2009	2008

Deferred tax assets:
Book over tax amortization	$429,000	$361,000
Allowance for contracts receivable	480,000	497,000
Net operating loss carryforwards	3,082,000	1,973,000
Research and Development and Alternative Tax Credit carryforwards	713,000	535,000
Accrued Liabilities	373,000	490,000
Other	130,000	135,000

Gross deferred tax assets	5,207,000	3,991,000

Deferred tax liabilities:
Tax over book depreciation	39,000	76,000

Gross deferred tax liabilities	39,000	3,915,000

Less Valuation Allowance	1,237,000	—

Net deferred tax assets	$3,931,000	$3,915,000

The Corporation’s deferred tax assets as of January 31, 2009 and 2008, are classified as follows:

	2009	2008
Current asset	$983,000	$1,111,000
Long term asset	2,948,000	2,804,000

Net deferred tax assets	$3,931,000	$3,915,000

At January 31, 2009, the Corporation has approximately $6.8 million of net operating loss carryforwards for federal income tax purposes expiring in 2029 and approximately $0.7 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2029.
At January 31, 2009, the gross deferred tax assets totaled $5.1 million. At January 31, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore a valuation allowance of $1.2 million is reserved and the net deferred tax assets totaled $3.9 million at January 31, 2009.
At January 31, 2008, the net deferred tax assets totaled $3.9 million. At January 31, 2008, it was determined that the recognition of deferred income tax assets would be appropriate as it is more likely than not that all of the deferred tax assets would be realized. Therefore a valuation reserve was not necessary at that time.
All goodwill generated in fiscal 2009 and 2008 is deductible.
The Corporation paid approximately $0.3 million and $0.1 million for federal and state income and franchise taxes during the years ended January 31, 2009 and 2008, respectively. Subsequent to January 31, 2009, the company received a $0.4 million refund of federal income tax payments made in prior fiscal years. During the year ended January 31, 2008, the Corporation received a $0.1 million refund of federal income tax payments made in the prior fiscal year.
Uncertainty Regarding Income Taxes
On February 1, 2007, the Corporation implemented FIN No. 48, which prescribes measurement attributes and a recognition threshold, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial reporting purposes. For the Corporation and its subsidiaries, United States federal income tax returns are filed on a consolidated basis and California income tax returns are filed on a unitary basis for the group. The Corporation and its subsidiaries also file various state income tax returns on a single corporation basis. The Corporation believes it is no longer subject to United States federal or state income tax examinations by tax authorities for years before fiscal 2002. There were no income tax examinations in progress when the Corporation implemented FIN No. 48.
The Corporation reviewed its previously recognized tax benefits and determined that no material uncertainty was indicated as of the implementation of the new standard. Consequently, no material adjustments were recorded upon implementation of FIN No. 48 to establish liabilities for unrecognized tax benefits. The Corporation also reviewed the tax benefits it expects to recognize for fiscal 2009 in estimating federal and state income tax provisions for the year ended January 31, 2009, and determined that no material uncertainty was indicated regarding the expected tax benefits. Consequently, a tabular reconciliation of the beginning and ending amount of unrecognized tax benefits and any additions, reductions and changes has been omitted.

Based on the Corporation’s determination that no material uncertainty was indicated regarding previously recognized or expected tax benefits, no accrual for interest and penalties was recognized upon implementation of FIN No. 48 or for the year ended January 31, 2009. As the Corporation has significant net operating loss carryforwards, even if certain of the Corporation’s tax positions were disallowed, it is not foreseen that the Corporation would have to pay any taxes in the near future. Consequently, the Corporation does not calculate the impact of interest or penalties on amounts that might be disallowed.
NOTE 9 — NOTES RECEIVABLE — OFFICERS
At January 31, 2009 and 2008, the Corporation had approximately $132,000 in notes receivable from its employees in the form of personal loans, which are due on demand. A breakdown of the notes receivable balance at January 31, 2009, by executive officer is as follows: John C. Regan, Chairman — $95,000 of principal and $55,000 of related accrued interest. Two other individuals owe the remaining amount. The notes and related accrued interest receivable are classified at January 31, 2009 and 2008, as Other Assets on the consolidated balance sheets.
NOTE 10 — COMPENSATION PLANS
In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment” (“SFAS No. 123R”), a revision to SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and superseding APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date and all unvested stock options outstanding as of the effective date. The Corporation adopted the provision of the Statement effective February 1, 2006 using the “modified prospective transition” method.
The Corporation maintains a qualified Incentive Stock Option Plan (the “Plan”), which provides for the grant of incentive options to purchase an aggregate of up to 5,500,000 shares of the common stock of the Corporation to certain officers and employees of the Corporation and its subsidiaries. All options granted have 10-year terms.
In fiscal year 2009, options to purchase 661,061 shares of the Corporation’s common stock were granted under the Plan. These options vest upon the passage of time. In fiscal year 2008, options to purchase 505,000 shares of the Corporation’s common stock were granted under the Plan. These options vest upon the passage of time.
During fiscal 2009, options to purchase 11,667 shares of the Corporation’s common stock at exercise prices ranging from $0.19 to $0.31 per share were exercised, resulting in proceeds of $2,477 to the Corporation. During fiscal 2008, options to purchase 142,000 shares of the Corporation’s common stock at exercise prices ranging from $0.19 to $0.87 per share were exercised, resulting in proceeds of $75,130 to the Corporation.
The Corporation also maintains the 1990 Stock Option Plan for Employee Directors (the “Employee Directors Plan”), which provides for the grant of options to purchase an aggregate of up to 500,000 shares of the Corporation’s common stock. Options to purchase 250,000 and 50,000 shares of the Corporation’s common stock at an exercise price of $1.52 per share and $0.65 per share, respectively, have been granted under the Employee Director Plan. At January 31, 2009 and 2008, all of the options granted under the Employee Directors Plan were exercisable.
The 1990 Stock Option Plan for Non-Employee Directors (the “Non-Employee Directors Plan”) provides for the grant of options to purchase an aggregate of up to 600,000 shares of the Corporation’s common stock. At January 31, 2009, all of the 360,250 outstanding options granted under the Non-Employee Directors Plan were exercisable at prices ranging from $0.26 per share to $2.23 per share. Options for 60,000 shares at an exercise price of $0.40 were granted during the current year. The options vested immediately at the date of the grant. During fiscal 2009, no options to purchase shares of the Corporation’s common stock were exercised. During fiscal 2008, options to purchase 90,000 shares of the Corporation’s common stock at exercise prices ranging from $0.76 to $0.79 per share were exercised, resulting in proceeds of $69,600 to the Corporation.

The following table summarizes information with respect to the Plan for the two years ended January 31, 2009:

	Weighted		Option
	Average	Number of	Price Range
	Exercise Price	Shares	Per Share

Outstanding at January 31, 2007	$0.76	1,923,617	$0.19 - $1.82

Granted	$0.90	505,000	$0.88 - $0.90
Forfeited — Reusable	$0.87	(65,950)	$0.19 - $1.38
Exercised	$0.53	(142,000)	$0.19 - $0.87

Outstanding at January 31, 2008	$0.80	2,220,667	$0.19 - $1.82

Granted	$0.16	661,061	$0.16 - $0.55
Forfeited — Reusable	$0.95	(412,000)	$0.19 - $1.38
Exercised	$0.21	(11,667)	$0.19 - $0.31

Outstanding at January 31, 2009	$0.61	2,458,061	$0.16 - $1.82

Exercisable at January 31, 2009	$0.72	1,347,000	$0.19 - $1.82

Exercisable at January 31, 2008	$0.72	1,440,667	$0.19 - $1.82

At January 31, 2009, the Corporation’s outstanding options relative to the Plan are as follows by exercise price range:

	Weighted		Weighted
	Average	Number of	Average
Exercise Price Range	Exercise Price	Shares	Remaining Life

$0.00 to $0.50	$0.26	1,267,061	6.23
$0.50 to $1.00	$0.80	755,000	6.39
$1.00 to $1.50	$1.15	341,000	6.40
$1.50 to $2.00	$1.82	95,000	6.93

Total	$0.61	2,458,061	6.33

At January 31, 2008, the Corporation’s outstanding options relative to the Plan are as follows by exercise price range:

	Weighted		Weighted
	Average	Number of	Average
Exercise Price Range	Exercise Price	Shares	Remaining Life

$0.00 to $0.50	$0.36	645,167	2.48
$0.50 to $1.00	$0.88	1,331,000	6.91
$1.00 to $1.50	$1.38	149,500	7.14
$1.50 to $2.00	$1.82	95,000	7.93

Total	$0.80	2,220,667	5.68

At January 31, 2009, the Corporation’s vested options relative to the Plan are as follows by exercise price range:

	Weighted		Weighted
	Average	Number of	Average
Exercise Price Range	Exercise Price	Shares	Remaining Life

$0.00 to $0.50	$0.36	613,500	2.30
$0.50 to $1.00	$0.69	347,500	4.22
$1.00 to $1.50	$1.17	291,000	9.70
$1.50 to $2.00	$1.82	95,000	6.93

Total	$0.72	1,347,000	4.72

At January 31, 2008, the Corporation’s vested options relative to the Plan are as follows by exercise price range:

	Weighted		Weighted
	Average	Number of	Average
Exercise Price Range	Exercise Price	Shares	Remaining Life

$0.00 to $0.50	$0.36	625,167	2.41
$0.50 to $1.00	$0.81	596,000	4.62
$1.00 to $1.50	$1.38	149,500	7.14
$1.50 to $2.00	$1.82	70,000	7.93

Total	$0.72	1,440,667	4.09

A total of 1,111,061 non-vested stock options were outstanding as of January 31, 2009, 479,281 in 2010, 429,281 in 2011, 102,500 in 2012, and 100,000 in 2013, unless forfeited earlier.
The Corporation utilizes a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the dates of the grant. The following tables include information regarding assumptions for options granted in fiscal 2009 under the Corporation’s stock option plans and the weighted average fair values of options granted for fiscal 2009 and 2008.

Risk Free Interest Rate	2.14% — 3.84%
Expected Dividend Yield	0.00%
Expected Life of Options	10 years
Expected Volatility Rate	98.16% — 101.19%

Options originally issued at or above market:

Weighted average fair value of options granted during fiscal 2009	$0.17
Weighted average fair value of options granted during fiscal 2008	$0.82
Compensation expense for the fair value of share-based payment arrangements was $299,000 and $258,000 for fiscal 2009 and 2008, respectively. Based on estimates for outstanding non-vested options as of January 31, 2009, the Corporation anticipates future expense will be recognized of $166,000 during 2010, $131,000 during 2011, $82,000 during 2012 and $27,000 during 2013.
The following table summarizes information with respect to non-qualified stock options for the two years ended January 31, 2009:

	Option
	Number of	Price Range
	Shares	Per Share

Outstanding and Exercisable at January 31, 2007	10,000	$0.65
No Activity	—	—

Outstanding and Exercisable at January 31, 2008	10,000	$0.65
No Activity	—	—

Outstanding and Exercisable at January 31, 2009	10,000	$0.65

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
The Corporation consulted SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and EITF No. 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Corporation’s Own Stock in accounting for the transaction. The preferred stock has been recorded as a liability after consulting SFAS No. 150. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, the Corporation’s stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. Per SFAS No. 150, there is to be no reassessment of the non-substantive feature.
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For fiscal 2009 and 2008, the accretion of the aforementioned discount was $607,000 and $473,000, respectively. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the years ended January 31, 2009 and 2008, the accrued dividend was $305,000 and $305,000, respectively, for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. Of the total accrued dividend at January 31, 2009 and 2008, of $1,073,000 and $768,000, respectively, there were no conversions of Series C Preferred Stock into Common Stock. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $151,000 and $118,000 for the years ended January 31, 2009 and 2008, respectively, and was classified as interest expense in the Statement of Consolidated Operations.
Registration Rights Agreements
In connection with the private placements in July 2005, the Corporation entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Corporation agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Corporation to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Corporation will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Corporation’s Registration Statement was declared effective by the SEC. On May 10, 2006 the Post Effective Amendment #1 was declared effective by the SEC. On February 15, 2007 the Post Effective Amendment #4 was declared effective by the SEC. As of May 14, 2009, the Corporation has utilized sixty-seven of the permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event.
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
During the year ended January 31, 2007, seven holders voluntarily or in response to a mandatory conversion call by the Corporation, converted 2,202.5 shares of Series C Preferred Stock and received 2,325,631 shares of Common Stock. The conversion resulted in 123,132 shares of Common Stock being issued relative to accrued dividends on the Series C Preferred Stock. The aforementioned conversion resulted in a charge against income for the year ended January 31, 2007 of $1,214,000 for the related unamortized discount relative to the converted shares. During the years ended January 31, 2009 and 2008, there were no conversions of preferred stock to common stock.

Exercise of Warrants for Common Stock
During the years ended January 31, 2009 and 2008, there were no warrants exercised for common stock.
Warrant Derivative Liability
Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation’s Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation’s Registration Statement on Form S-2 was declared effective by the SEC. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the years ended January 31, 2009 and 2008 and the liability was recorded in accrued liabilities.
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
In connection with these transactions, the Corporation and the Investor entered into a Registration Rights Agreement. Under this agreement, the Corporation was required to file within ninety (90) days of closing a registration statement with the SEC for the purpose of registering the resale of the Shares and the shares of Common Stock underlying the Warrants. The Corporation’s registration statement was declared effective by the SEC on June 30, 2004. In the event that the Investor is not permitted to sell its Shares pursuant to the registration statement as a result of a permitted Black-Out Period (as defined in the Registration Statement) being exceeded or otherwise, then the Corporation will be obligated to pay the Investor liquidated damages equal to 18% of the Investor’s purchase price per annum.
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
As of March 4, 2009, the Second Warrant expired.

NOTE 13 — GOODWILL
The changes in the carrying amount of goodwill for the years ended January 31, 2009 and 2008, are as follows:

	2009	2008

Balance, beginning of year	$2,614,000	$2,651,000
Goodwill adjusted during the year	(125,000)	(37,000)
Impairment losses	—	—

Balance, end of year	$2,489,000	$2,614,000

Goodwill decreased by $125,000 and $37,000 during the year ended January 31, 2009 and 2008, respectively, primarily due to the reduction of contingent consideration reflected on the open balance sheet for the acquisition of the former Flagship operations in August 2005, and the acquisition of Tri-State Restoration, Inc. (“Tri-State”) in June 2001, in accordance with EITF No. 95-8 Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. The payment of contingent consideration relative to Tri-State is based upon the operating income of the former Tri-State operation based upon operating results through May 31, 2005. The payment of contingent consideration relative to Flagship is based upon the operating income of the former Flagship operation based upon operating results through February 2007.
In conformance with SFAS No. 142, Goodwill and Other Intangible Assets” we performed impairment tests based upon the year-end balances. No impairments were noted.
NOTE 14 — INTANGIBLE ASSETS
The components of intangible assets for the years ended January 31, 2009 and 2008 are as follows:

	2009	2008

Covenant-not-to-compete	$78,000	$78,000
Customer relationships	5,796,000	5,796,000
Subcontractor relationships	530,000	530,000
Deferred financing costs	94,000	226,000
Other	18,000	18,000

	6,516,000	6,648,000
Accumulated amortization	(2,490,000)	(1,930,000)

	$4,026,000	$4,718,000

Covenants-not-to-compete are amortized over the life of the respective covenant which range from 2 to 5 years. Customer relationships are amortized over the estimated remaining life of those relationships, which are three to ten years. Subcontractor relationships are amortized over the estimated remaining life of those relationships, which are estimated at five years. Deferred financing costs are amortized over the remaining life of the debt instrument which is one to one and one half years. Amortization expense was $786,000 and $773,000 for the years ended January 31, 2009 and 2008, respectively.
Amortization of intangibles during the next five fiscal years is anticipated to be as follows: 2010 — $741,000, 2011 — $640,000 and 2012 — $577,000, 2013 — $577,000 and 2014 — $577,000.
NOTE 15 — NET LOSS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Years Ended January 31,
	2009	2008
Numerator:
Net (Loss)	$(5,161,000)	$(909,000)
Preferred stock dividends and accretion of discount	—	—

Numerator for basic earnings per share—(loss) available to common stockholders	(5,161,000)	(909,000)

Effect of dilutive securities:
Preferred stock dividends	—	—

Numerator for diluted earnings per share—(loss) available to common stock after assumed conversions	$(5,161,000)	$(909,000)

	For the Years Ended January 31,
	2009	2008
Denominator:
Denominator for basic earnings per share—weighted average shares	20,833,000	20,664,000

Effect of dilutive securities:
Employee stock options	—	—
Warrants	—	—

Dilutive potential common shares	—	—

Denominator for diluted earnings per share—adjusted weighted-average shares and assumed conversions	20,833,000	20,664,000

Basic (loss) per share	$(0.25)	$(0.04)

Diluted (loss) per share	$(0.25)	$(0.04)

For the years ended January 31, 2009 and 2008, diluted loss per share was the same as basic loss per share since the Company reported a net loss and therefore the effect of all potentially dilutive securities on the loss per share would have been antidilutive.
At January 31, 2009 and 2008, 1,368,060 warrants for the purchase of the Corporation’s common stock at an exercise price of $1.11 per share, 2,321,178 warrants for the purchase of the Corporation’s common stock at an exercise price of $1.33 per share and 2,000,000 warrants for the purchase of the Corporation’s common stock at an exercise price of $2.00 per share were outstanding. The warrants with exercise prices of $1.11 and $1.33 per share expire on July 1, 2010 and the warrants with an exercise price of $2.00 per share expire on March 4, 2009.
NOTE 16 — COMMITMENTS AND CONTINGENCIES
The Corporation leases certain facilities and equipment under non-cancelable operating leases. Rental expense under operating leases aggregated $818,000 and $851,000 for the years ended January 31, 2009 and 2008, respectively. Minimum rental payments under these leases with initial or remaining terms of one year or more at January 31, 2009, aggregated $1,811,000 and payments due during the next five fiscal years are as follows: 2010 — $716,000, 2011 — $540,000, 2012 — $237,000, 2013 — $174,000 and 2014 — $144,000.
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

NOTE 17 — QUARTERLY RESULTS (UNAUDITED)
The Corporation had the following results by quarter:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year Ending January 31, 2009

Revenues	$17,715,000	$23,207,000	$28,134,000	$14,615,000	$83,671,000
Gross margin	2,233,000	3,054,000	4,364,000	276,000	9,927,000

Income (loss) before income taxes	(1,661,000)	(1,010,000)	705,000	(3,549,000)	(5,515,000)

Net income (loss)	$(1,144,000)	$(732,000)	$342,000	$(3,627,000)	$(5,161,000)

Earnings (loss) per share
Basic	$(0.05)	$(0.04)	$0.02	$(0.17)	$(0.25)
Diluted	$(0.05)	$(0.04)	$0.02	$(0.17)	$(0.25)

Year Ending January 31, 2008

Revenues	$21,700,000	$26,638,000	$26,616,000	$22,130,000	$97,084,000
Gross margin	3,693,000	4,041,000	2,742,000	3,612,000	14,088,000

Income (loss) before income taxes	403,000	669,000	(1,221,000)	(754,000)	(903,000)

Net income (loss)	$314,000	$505,000	$(1,000,000)	$(728,000)	$(909,000)

Earnings (loss) per share
Basic	$0.02	$0.02	$(0.05)	$(0.04)	$(0.04)
Diluted	$0.01	$0.02	$(0.05)	$(0.04)	$(0.04)
NOTE 18 — SUBSEQUENT EVENTS
Amendment to Loan Agreement
On May 14, 2009, the Company and Huntington Bank entered into a Fifth Amendment to the Amended and Restated Loan Agreement. Significant terms of the Fifth Amendment include:
•	Waiver of the non-compliance with the financial covenants as of January 31, 2009

•	Modification of financial covenants for the period ended January 31, 2010

•	Extension of maturity date of loan agreement to [August 3, 2010]

•	Interest rate of Prime plus .75% (with a floor for Prime of 4.25%)
Exchange of Series C Preferred Stock
On May 14, 2009, the Company and its sole remaining preferred shareholder entered into an exchange agreement (the “Exchange Agreement”) pursuant to which the Series C Convertible Preferred Stock were surrendered and exchanged for a subordinated secured promissory note (the “Subordinated Note”), with the possibility of an additional note (the “Additional Note” and together with the Subordinated Note, the “Subordinated Notes”) to be issued by the Company with substantially the same terms in certain circumstances. The Subordinated Notes are subordinate only to the debt to Huntington Bank, our senior lender, pursuant to the terms of a subordinated and intercreditor agreement.
The principal amount of the Subordinated Note is $4,993,226, bears interest at an annual rate of 8% and is due on August 31, 2010. A monthly payment of principal and interest of $50,000 will be made with the remainder of the amount due on August 31, 2010. As part of the Exchange Agreement, if the Company has not entered into an agreement resulting in a Change in Control (as defined in the Exchange Agreement) within a specified time or has not repaid the note in its entirety by November 14, 2009, then the Additional Note would be issued by the Company with the substantially same terms as the Subordinated Note. Due to the execution of the Exchange Agreement, $4.4 million of the Series C Preferred Stock has been classified as a long-term liability and $0.1 million has been classified as a current liability as of January 31, 2009.

PDG ENVIRONMENTAL, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the years ended
January 31, 2009 and 2008

	Balance at	Additions		Balance
	beginning	charged		at close
	of year	to income	Deductions(1)	of year

2009 Allowance for uncollectible accounts	$1,286,000	$757,000	$(964,000)	$1,079,000

2008 Allowance for uncollectible accounts	$1,290,000	$35,000	$(39,000)	$1,286,000

(1)	Uncollectible accounts written off, net of recoveries.

(a) (3) Exhibits:

Pages
of Sequential
	Exhibit Index	Numbering System

2.1	Asset Purchase Agreement among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates — Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates — Residential, Ltd., a Texas limited partnership, and Certain Sole Shareholder Thereof. and PDG Environmental, Inc., a Delaware corporation and Project Development Group, Inc., a Pennsylvania corporation, filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

3.1	Certificate of Incorporation of the registrant and all amendments thereto, filed as Exhibit 3.1 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

3.2	Certificate of Amendment to the Certificate of Incorporation of the registrant, approved by stockholders on June 25, 1991, filed as Exhibit 3(a) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1991, is incorporated herein by reference.

3.3	Amended and Restated By-laws of the registrant, filed as Exhibit 4.2 to the registrant’s registration statement on Form S-8 of securities under the PDG Environmental, Inc. Amended and Restated Incentive Stock Option Plan as of June 25, 1991, are incorporated herein by reference.

4.1	Certificate of the Powers, Designation, Preferences, and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions of the Series A, 9.00% Cumulative Convertible Preferred Stock, filed as Exhibit H with the registrant’s preliminary proxy materials on July 23, 1990 (File No. 0-13667), is incorporated herein by reference.

4.2	Certificate of Amendment of Certificate of the Powers, Designation, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations, or Restrictions of the Series A 9% Cumulative Convertible Preferred Stock (par value $0.01 per share), filed as Exhibit 4(a) to the registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 1993, is incorporated herein by reference.

4.3	Certificate of Powers, Designation, Preferences and Relative, Participating, Optional or Other Rights, and the Qualifications, Limitations or Restrictions of the Series B, 4.00% Cumulative, Convertible Preferred Stock, filed as Exhibit 4.2 to the registrant’s registration on Form S-3 on March 17, 1993, is incorporated herein by reference.

4.4	Loan Agreement dated August 3, 2000 between Huntington Bank and PDG Environmental, Inc., PDG, Inc., Project Development Group, Inc. and Enviro-Tech Abatement Services Co., filed as Exhibit 4.4 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2001, is incorporated herein by reference.

4.5	Common Stock Purchase Warrant to purchase 250,000 shares of Common Stock of PDG Environmental, Inc. among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates — Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates — Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

4.6	Common Stock Purchase Warrant to purchase 150,000 shares of Common Stock of PDG Environmental, Inc. among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates — Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates — Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

Pages
of Sequential
	Exhibit Index	Numbering System

4.7	Certificate of Designation of Series C Preferred Stock, filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.8	Registration Rights Agreement between PDG Environmental, Inc. and Common Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.9	Form of Common Purchase Warrant issued to Common Investors, filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.10	Registration Rights Agreement between PDG Environmental, Inc. and Series C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.11	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.12	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.13	Form of Preferred Purchase Warrant issued to Preferred Investors, dated July 1, 2005, filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

4.14	Exchange Agreement for Series C Preferred Stock, dated May 14, 2009, filed herewith.

10.1 *	Indemnity Agreement dated as of the first day of July 1990 by and among Project Development Group, Inc. and John C. and Eleanor Regan, filed as Exhibit 10.1 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.2 *	Assumption Agreement entered into as of the fourteenth day of December 1990 among Project Development Group, Inc., and John C. and Eleanor Regan, filed as Exhibit 10.2 to the registrant’s Annual Report on Form 10-K for the year ended September 30, 1990, is incorporated herein by reference.

10.3 *	PDG Environmental, Inc. Amended and Restated Incentive Stock Option Plan as of June 25, 1991, filed as Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.4 *	PDG Environmental, Inc. 1990 Stock Option Plan for Employee Directors, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.5 *	PDG Environmental, Inc. 1990 Stock Option Plan for Non-Employee Directors, filed as Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 1992, is incorporated herein by reference.

10.6 *	Demand note between the registrant and John C. Regan, filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.7 *	Demand note between the registrant and Dulcia Maire, filed as Exhibit 10.6 to the registrant’s Annual Report on Form 10-K for the transition period from October 1, 1990 to January 31, 1991, is incorporated herein by reference.

10.8	Amended and Restated Loan Agreement, dated June 14, 2006, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., PDG, Inc., and Flagship Restoration, Inc. and Sky Bank (now The Huntington Bank National Association), filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 20, 2006, is incorporated herein by reference.

Pages
of Sequential
	Exhibit Index	Numbering System

10.8.1	Second Amendment to Amended and Restated Loan Agreement dated as of July 31, 2007, among the Company and its subsidiaries and Sky Bank, filed as Exhibit 10.8.1 to the Company’s Current Report on Form 8-K filed on August 6, 2007 is incorporated herein by reference.

10.8.2	Third Amendment to Amended and Restated Loan Agreement dated as of September 2, 2008, among the Company and its subsidiaries and Huntington Bank, filed as Exhibit 10.8.2 to the Company’s Current Report on Form 8-K filed September 8, 2008 is incorporated herein by reference.

10.8.3	Fourth Amendment to Amended and Restated Loan Agreement dated as of October 16, 2008, among the Company and its subsidiaries and Huntington Bank, filed as Exhibit 10.8.3 to the Company’s Current Report on Form 8-K filed on October 20, 2008 is incorporated herein by reference.

10.8.4	Seventh Amended and Restated Facility D Note dated as of October 16, 2008, among the Company and its subsidiaries and Huntington Bank, filed as Exhibit 10.8.4 to the Company’s Current Report on Form 8-K filed on October 20, 2008 is incorporated herein by reference.

10.8.5	Fifth Amendment to Amended and Restated Loan Agreement dated as of May 14, 2009, among the Company and its subsidiaries and Huntington Bank, filed herewith.

10.9 *	Employee Agreement dated February 15, 2004 for John C. Regan filed as Exhibit 10 of the PDG Environmental, Inc. Current Report on Form 8-K dated February 28, 2005, is incorporated herein by reference.

10.10	Asset Purchase Agreement dated June 15, 2001 by and among Tri-State Restoration, Inc. Project Development Group, Inc. and PDG Environmental, Inc., filed as Exhibit 2 of the registrant’s Interim Report on Form 8-K dated July 6, 2001, is incorporated herein by reference.

10.11	Stock Purchase Agreement between PDG Environmental, Inc. and Barron Partners LP, dated March 4, 2004 along with Registration Rights Agreement between PDG Environmental, Inc. and Barron Partners, First Warrant to purchase shares of PDG Environmental, Inc. and Second Warrant to purchase shares of PDG Environmental, Inc. filed as Exhibits 10.1, 10.2, 10.3 and 10.4 of the registrant’s Interim Report on Form 8-K dated March 12, 2004, is incorporated herein by reference.

10.12	Promissory Note among Flagship Services, Group, Inc., a Texas corporation, Flagship Reconstruction Partners, Ltd., a Texas limited partnership, Flagship Reconstruction Associates — Commercial, Ltd., a Texas limited partnership, and Flagship Reconstruction Associates — Residential, Ltd., a Texas limited partnership, and PDG Environmental, Inc., a Delaware corporation, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated August 25, 2005, is incorporated herein by reference.

10.13	Securities Purchase Agreement between PDG Environmental, Inc. and Common Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.14	Securities Purchase Agreement between PDG Environmental, Inc. and Series C Convertible Preferred Stock Purchasers, dated July 1, 2005, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K dated July 1, 2005, is incorporated herein by reference.

10.15	Twelfth Modification of Open-Ended Mortgage and Security Agreement, dated December 30, 2005, is made by and among PDG Environmental, Inc., Project Development Group, Inc., Enviro-Tech Abatement Services, Inc., and PDG, Inc., and Huntington Bank, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated January 3, 2006, is incorporated herein by reference.

10.16	Subordinated Secured Note by the Company in favor of Radcliffe SPC, Ltd. dated May 14, 2009 in the principal amount of $4,993,226 due August 31, 2010, filed herewith.

14	Code of Ethics filed as Exhibit 14 to the registrant’s Annual Report on Form 10-K for the year ended January 31, 2004, is incorporated herein by reference.

21	List of subsidiaries of the registrant, file herewith.

Pages
of Sequential
	Exhibit Index	Numbering System

23	Consent of independent registered public accounting firm, file herewith.

24	Power of attorney of directors, file herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, file herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Amended Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, file herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed by Item 601(b)(10)(iii) of Regulation S-K.