Form 10-Q
period 2009-04-30
PDG ENVIRONMENTAL INC
filed 2009-06-15
CIK 771485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended April 30, 2009
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
☐ Yes     ☑ No
As of June 8, 2009, there were 20,875,109 shares of the registrants Common Stock, par value $0.02 per share, outstanding.

PDG Environmental, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PDG ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2009	2009
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$30,000	$314,000
Contracts Receivable, Net	14,892,000	20,677,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	2,209,000	3,180,000
Inventories	634,000	616,000
Income Taxes Receivable	3,000	355,000
Deferred Income Tax Asset	983,000	983,000
Other Current Assets	2,119,000	344,000

Total Current Assets	20,870,000	26,469,000

Property, Plant and Equipment	12,420,000	12,431,000
Less: Accumulated Depreciation	(10,990,000)	(10,786,000)

	1,430,000	1,645,000

Intangible Assets, Net	3,824,000	4,026,000
Goodwill	2,489,000	2,489,000
Deferred Income Tax Asset	2,948,000	2,948,000
Contracts Receivable, Non Current	1,820,000	1,820,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Non Current	1,630,000	1,630,000
Other Assets	326,000	345,000

Total Assets	$35,337,000	$41,372,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$8,232,000	$9,411,000
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	982,000	1,125,000
Accrued Income Taxes	—	44,000
Accrued Liabilities	4,530,000	2,742,000
Current Portion of Long-Term Debt	250,000	303,000
Mandatorily Redeemable Cumulative Convertible Series C Preferred Stock	190,000	137,000

Total Current Liabilities	14,184,000	13,762,000

Long-Term Debt	9,748,000	15,045,000

Mandatorily Redeemable Cumulative Convertible Series C Preferred Stock	4,616,000	4,372,000

Total Liabilities	28,548,000	33,179,000

Stockholders’ Equity
Common Stock	418,000	418,000
Common Stock Warrants	1,628,000	1,628,000
Paid-In Capital	20,168,000	20,111,000
Accumulated Deficit	(15,387,000)	(13,926,000)
Treasury Stock, at Cost	(38,000)	(38,000)

Total Stockholders’ Equity	6,789,000	8,193,000

Total Liabilities and Stockholders’ Equity	$35,337,000	$41,372,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended April 30,
	2009	2008
Contract Revenues	$12,630,000	$17,715,000

Contract Costs	10,777,000	15,482,000

Gross Margin	1,853,000	2,233,000

(Loss) on Sale of Fixed Assets	(18,000)	(3,000)
Selling, General and Administrative Expenses	2,825,000	3,461,000

(Loss) from Operations	(990,000)	(1,231,000)

Other Income (Expense):
Interest Expense	(194,000)	(203,000)
Non-Cash Interest Expense for Preferred Dividends and Accretion of Discount	(297,000)	(248,000)
Interest and Other Income	20,000	21,000

	(471,000)	(430,000)

(Loss) Before Income Taxes	(1,461,000)	(1,661,000)

Income Tax (Benefit)	—	(517,000)

Net (Loss)	$(1,461,000)	$(1,144,000)

(Loss) Per Common Share — Basic:	$(0.07)	$(0.05)

(Loss) Per Common Share — Diluted:	$(0.07)	$(0.05)

Average Common Shares Outstanding	20,875,000	20,814,000

Average Dilutive Common Stock Equivalents Outstanding	—	—

Average Common Shares and Dilutive Common Stock Equivalents Outstanding	20,875,000	20,814,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended April 30,
	2009	2008
Cash Flows from Operating Activities:
Net (Loss)	$(1,461,000)	$(1,144,000)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	417,000	450,000
Deferred Income Taxes	—	(517,000)
Interest Expense for Series C Preferred Stock Dividends and Accretion of Discount	297,000	248,000
Stock Based Compensation	57,000	129,000
Loss on Sale of Fixed Assets	18,000	3,000
Provision for Receivable Allowance	(8,000)	—

	(680,000)	(831,000)
Changes in Operating Assets and Liabilities:
Contracts Receivable	5,793,000	2,806,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	971,000	59,000
Inventories	(18,000)	88,000
Accrued Income Taxes	(44,000)	(68,000)
Other Current Assets	1,307,000	370,000
Accounts Payable	(1,179,000)	(1,793,000)
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	(143,000)	27,000
Accrued Liabilities	44,000	(81,000)

Total Changes	6,731,000	1,408,000

Net Cash Provided by Operating Activities	6,051,000	577,000

Cash Flows From Investing Activities:
Purchase of Property, Plant and Equipment	(18,000)	(86,000)
Proceeds from Sale of Fixed Assets	—	1,000
Changes in Other Assets	19,000	3,000

Net Cash Provided by (Used in) Investing Activities	1,000	(82,000)

Cash Flows From Financing Activities:
Payment of Premium Financing Liability	(986,000)	(326,000)
Principal Payments on Debt	(5,350,000)	(172,000)

Net Cash Used in Financing Activities	(6,336,000)	(498,000)

Net Decrease in Cash and Cash Equivalents	(284,000)	(3,000)
Cash and Cash Equivalents, Beginning of Year	314,000	90,000

Cash and Cash Equivalents, End of Period	$30,000	$87,000

Supplementary Disclosure of Non-Cash Investing and Financing Activity:
Financing of Annual Insurance Premium	$2,730,000	$1,313,000

Non-Cash Purchase of Fixed Assets Financed Through Capital Leases	$—	$27,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE MONTHS ENDED APRIL 30, 2009
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. and its wholly-owned subsidiaries (the “Corporation” or “Company”).
The condensed consolidated financial statements as of and for the three months ended April 30, 2009 and 2008, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended January 31, 2009. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 2 — CONTRACTS RECEIVABLE
At April 30, 2009 and January 31, 2009, contracts receivable consist of the following:

	April 30, 2009	January 31, 2009
Billed Completed Contracts	$4,931,000	$5,092,000
Contracts in Progress	12,862,000	18,484,000

	17,793,000	23,576,000

Less Allowance for Uncollectible Accounts	(1,081,000)	(1,079,000)

Net Contracts Receivable	$16,712,000	$22,497,000

At April 30, 2009 and January 31, 2009, contracts receivable for billed completed contracts of $4.9 million and $5.1 million, respectively, is based on full completion of the project. The remaining $12.9 million and $18.5 million of contracts receivable at April 30, 2009 and January 31, 2009, respectively, is related to ongoing projects. At April 30, 2009 and January 31, 2009, approximately $1.1 million was included as allowance for uncollectible accounts.
Contracts receivable at April 30, 2009 and January 31, 2009, include $1.3 million and $1.9 million, respectively, of retainage receivables. At April 30, 2009 and January 31, 2009, a portion of the contracts receivable balance, $1.8 million, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle.
At April 30, 2009, the Corporation had approximately $3.8 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $1.9 million of costs related to contract claims and unapproved change orders. Of the $17.8 million in contracts receivable, approximately $2.9 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
NOTE 3 — INCOME TAXES
There was no deferred tax benefit and no current federal or state income tax provision recorded for the three months ended April 30, 2009. A deferred tax benefit of $517,000 and no current federal or state income tax expense was recorded for the three months ended April 30, 2008.
At April 30, 2009, the Corporation has approximately $7.8 million of net operating loss carryforwards for federal income tax purposes expiring in 2029 and approximately $0.7 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2029.
At April 30, 2009, the gross deferred tax assets totaled $5.6 million. At April 30, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore, a valuation allowance of $1.7 million has been recorded and the net deferred tax assets totaled $3.9 million at April 30, 2009.
Income taxes paid by the Corporation for the three months ended April 30, 2009 and 2008 totaled approximately $54,000 and $67,000, respectively.
NOTE 4 — TERM DEBT
The Corporation maintains a $15.0 million line of credit with Huntington Bank (formerly Sky Bank). The current interest rate on the line of credit is Prime plus 1.5% (at April 30, 2009, Prime was 3.25%).
On April 30, 2009, the balance on the line of credit was $9.4 million with an unused availability, based upon the asset based lending formula, of $0.4 million. The majority of the Corporation’s property and equipment are pledged as security for the above obligations. Effective May 14, 2009, the Company and Huntington Bank amended the loan agreement which resulted in an extension of the maturity date from June 30, 2010 to August 3, 2010; a change in the interest rate to Prime plus 0.75% (with a floor for Prime of 4.25%); and includes various covenants relating to matters affecting the Corporation, including the annual required evaluation of the debt service coverage ratio, debt to worth ratio, and tangible net worth.
The Corporation paid approximately $210,000 and $227,000 for interest costs during the three months ended April 30, 2009 and 2008, respectively.
The Corporation’s mortgage on its Pittsburgh operating location is at an interest rate of 7.75% fixed until July 31, 2009, and is then adjusted to 2.75% above the 3-year Treasury Index every three years. On April 30, 2009, the balance on the mortgage was $220,000.
NOTE 5 — NET LOSS PER COMMON SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended April 30,
	2009	2008
Numerator:

Net (Loss) — Numerator for basic earnings per share — income available to common stockholders	$(1,461,000)	$(1,144,000)

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share — income available to common stock after assumed conversions	$(1,461,000)	$(1,144,000)

Denominator:

Denominator for basic earnings per share — weighted average shares	$20,875,000	$20,814,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	$20,875,000	$20,814,000

Basic (loss) per share	$(0.07)	$(0.05)

Diluted (loss) per share	$(0.07)	$(0.05)

For the three months ended April 30, 2009 and 2008, diluted loss per share was the same as basic loss per share since the Company reported a net loss and therefore the effect of all potentially dilutive securities on the loss per share would have been antidilutive.
NOTE 6 — STOCK OPTIONS
The Corporation’s current accounting method for its stock-based compensation plans is FASB Statement No. 123R (FASB No. 123R), “Accounting for Share-Based Payment”. Under FASB No. 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. Prior to fiscal year 2007, the Corporation accounted for its stock-based compensation plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. During the three months ended April 30, 2009 and 2008, the Company recognized $45,000 and $106,000 of stock-based employee compensation cost related to stock options.
At April 30, 2009, the Corporation had 1,027,053 stock options subject to time vesting. During the three months ended April 30, 2009, no stock options were issued by the Corporation.
During the three months ended April 30, 2009 and 2008, no shares of the Corporation’s common stock were issued due to the exercise of stock options.
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
Outstanding shares of preferred stock that have not been converted to common stock at the maturity date of July 1, 2009 are payable in cash along with the related 8% per annum dividend. As of May 14, 2009, upon the exchange and cancellation of these Series C Convertible Preferred Stock, no Preferred Shares remain outstanding.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three months ended April 30, 2009 and 2008, the accretion of the aforementioned discount was $177,000 and $138,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three months ended April 30, 2009 and 2008, the accrued dividend was $76,000 and $76,000, respectively, for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. At April 30, 2009 and 2008, total accrued dividends were $1,149,000 and $844,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $44,000 and $34,000 for the three months ended April 30, 2009 and 2008, respectively, and was classified as interest expense in the Consolidated Statement of Operations.
Registration Rights Agreements
In connection with the private placements in July 2005, the Corporation entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Corporation agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Corporation to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Corporation will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Corporation’s Registration Statement was declared effective by the SEC. As of April 30, 2009 the Corporation has utilized sixty-seven of the permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event.
Warrant Derivative Liability
Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation’s Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation’s Registration Statement on Form S-2 was declared effective by the SEC. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the three months ended April 30, 2009 and 2008 and the liability was recorded in accrued liabilities.
Conversion of Preferred Stock to Common Stock
During the three months ended April 30, 2009 and 2008, there were no conversions of preferred stock to common stock.
Exercise of Warrants for Common Stock
During the three months ended April 30, 2009 and 2008, there were no warrants exercised for common stock.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
At April 30, 2009 and January 31, 2009, the Corporation’s goodwill was $2.5 million and $2.5 million, respectively.
At April 30, 2009 and January 31, 2009, the Corporation’s intangible assets, net of amortization expense, were $3.8 million and $4.0 million, respectively. For the three months ended April 30, 2009 and 2008, amortization expense of the intangible assets was $202,000 and $193,000, respectively.
SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. The Corporation has elected to perform its annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the year. Although no indicators of impairment have been identified during the three months ended April 30, 2009, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, which will change accounting guidance for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at their estimated acquisition date fair values, including noncontrolling interests, accrued contingent liabilities and in-process research and development. Acquired contingent liabilities will subsequently be measured at the higher of the acquisition date fair value or the amount determined under existing guidance for non-acquired contingencies. SFAS No. 141R also provides that acquisition costs will be expenses as incurred, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date, and that changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year after December 15, 2008, and will be applied prospectively for business combinations occurring on or after the date of adoption. Early adoption of SFAS No. 141R is prohibited. The standard, which was adopted effective February 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes new accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. Net income attributable to the noncontrolling interest is to be included in consolidated net income on the consolidated income statement. SFAS No. 160 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. SFAS No. 160 requires that a gain or loss be recognized in net income upon deconsolidation of a subsidiary based on the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year after December 15, 2008. The standard, which was adopted effective February 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c)

derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The standard, which was adopted effective February 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The standard, which was adopted effective February 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - An Interpretation of FASB Statement No. 60. SFAS No. 163 applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years and interim periods beginning after December 15, 2008, except for the disclosure requirements, which are effective the first period (including interim periods) beginning after May 23, 2008. The standard, which was adopted effective February 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it provides that the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.
NOTE 10 — SUBSEQUENT EVENTS
Amendment to Loan Agreement
On May 14, 2009, the Company and Huntington Bank entered into a Fifth Amendment to the Amended and Restated Loan Agreement. Significant terms of the Fifth Amendment include:
•	Waiver of the non-compliance with the financial covenants as of January 31, 2009

•	Modification of financial covenants for the period ended January 31, 2010

•	Extension of maturity date of loan agreement to August 3, 2010

•	Interest rate of Prime plus 0.75% (with a floor for Prime of 4.25%)
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
The principal amount of the Subordinated Note is $5.0 million, bears interest at an annual rate of 8% and is due on August 31, 2010. A monthly payment of principal and interest of $50,000 will be made with the remainder of the amount due on August 31, 2010. As part of the Exchange Agreement, if the Company has not entered into an agreement resulting in a Change in Control (as defined in the Exchange Agreement) within a specified time or has not repaid the note in its entirety by November 14, 2009, then the Additional Note would be issued by the Company with the substantially same terms as the Subordinated Note. Due to the execution of the Exchange Agreement, $4.6 million of the Series C Preferred Stock has been classified as a long-term liability and $0.2 million has been classified as a current liability as of April 30, 2009. As of May 14, 2009, upon the exchange and cancellation of these Series C Convertible Preferred Stock, no Preferred Shares remain outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
This Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2009 (the “2009 Form 10-K”). The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation’s or Corporation management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation’s current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. There can be no assurance that future developments and actual actions or results affecting the Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability to secure additional financing to enable us to satisfy our obligation for our Subordinated Note on August 31, 2010, current economic conditions, including conditions in the credit markets which may adversely affect the ability of our customers to obtain funding for projects which require our services and our ability to collect receivables, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation or that borrowed funds will be available to the Corporation at all; the Corporation’s ability to remain in compliance with the covenants in its credit agreement; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation’s performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in the Corporation’s 2009 Form 10-K. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
OVERVIEW
We provide environmental and specialty contracting services including asbestos and lead abatement, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the three months ended April 30, 2009, revenues from disaster response, loss mitigation and reconstruction were 56.0% of total revenues compared to 44.0% of revenues from abatement of asbestos. The Company has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.
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
The Corporation continues to manage its projects to minimize risk and the negative financial impact upon the Corporation. More information on risks and the Corporation’s efforts to manage risks is available in Item 1A under the caption “Risk Factors” in the Corporation’s 2009 Form 10-K and supplemented elsewhere in this report. Additionally, please refer to the Corporation’s 2009 Form 10-K for a discussion of the components of the significant categories in the Corporation’s consolidated Statement of Operations.

CRITICAL ACCOUNTING POLICIES
In general, there have been no significant changes in the Corporation’s critical accounting policies since January 31, 2009. For a detailed discussion of these policies, please see Item 7 of the Corporation’s 2009 Form 10-K.
RESULTS OF OPERATIONS
Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008
During the three months ended April 30, 2009, the Corporation’s contract revenues decreased by 28.7% to $12.6 million compared to $17.7 million in the three months ended April 30, 2008. The decrease was due to lower sales volumes as a result of lower capital spending by our customer base driven by difficult economic conditions. Specifically, we had a reduction of approximately $1.1 million in revenues generated from non-asbestos projects and approximately $4.0 million for asbestos abatement projects during the three months ended April 30, 2009, as compared to the same period last year. The Corporation’s gross margin decreased to $1.9 million in the first quarter of fiscal 2010 as compared to $2.2 million in the first quarter of fiscal 2009 largely due to the lower revenues generated during the three months ended April 30, 2009. Gross margin as a percentage of revenue increased to 14.7% for the current quarter from 12.6% for the prior year quarter. Field margin, which is defined as the difference between contract revenues and direct field costs, increased to 29.2% of revenue for the current quarter, from 26.6% in the prior year fiscal quarter. The increase in the field margin percentage is due to higher percentage of revenues generated from non-asbestos projects, which have higher profit margins than asbestos abatement projects, in the current fiscal quarter compared to higher percentage of revenues generated from asbestos projects in the prior fiscal quarter. Other direct costs decreased to $1.8 million or 14.5% of revenue for the current quarter as compared to $2.5 million or 14.0% of revenue for the prior year quarter. The dollar decrease is due to lower personnel and related costs and the closure of certain offices formerly maintained by the Company since the end of the prior year period.
Selling, general and administrative expenses decreased to $2.8 million in the three months ended April 30, 2009, as compared to $3.5 million in the three months ended April 30, 2008. The decrease is primarily due to reduced personnel costs and marketing expenses offset by higher legal services. As a percentage of contract revenues, selling, general and administrative expenses in the current fiscal quarter increased by 2.9% to 22.4% from 19.5% in the prior year fiscal quarter as a result of the above and a lower revenue base.
The Corporation reported a loss from operations of ($1.0 million) for the three months ended April 30, 2009, compared to a loss from operations of ($1.2 million) for the three months ended April 30, 2008, as a direct result of the factors discussed above.
Interest expense decreased to $194,000 in the current quarter as compared to $203,000 in the same quarter of a year ago as a result of lower interest rates during the three months ended April 30, 2009.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.375 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal period had a $297,000 expense, which includes the actual dividend of $76,000 and the accretion of the discount associated with the preferred stock of $221,000. The prior fiscal period had a $248,000 expense, which included the actual dividend of $76,000, and the accretion of the discount associated with the preferred stock of $172,000.
During the quarter ended April 30, 2009, was no current federal or state income tax provision and no deferred tax benefit recorded. During the quarter ended April 30, 2008, the Corporation recorded a $517,000 deferred tax benefit. At April 30, 2009, the gross deferred tax assets totaled $5.6 million. At April 30, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore, a valuation allowance of $1.7 million has been recorded and the net deferred tax assets totaled $3.9 million at April 30, 2009.
FINANCIAL CONDITION
Liquidity and Capital Resources
During the three months ended April 30, 2009, the Corporation’s cash and cash equivalents decreased by $284,000 to $30,000. The decrease in cash during the period is attributable to inflows from operating activities of $6,051,000 and investing activities of $1,000 offset by outflows from financing activities of $6,336,000.
Cash provided by operating activities totaled $6.0 million in the three months ended April 30, 2009. The bulk of the inflow was due to a decrease in working capital of $6.7 million and the change in non-cash expenses of $0.8 million offset by the net loss of $1.5 million. The change in working capital is primarily due to the decreases in contracts receivable of $5.8, costs in excess of billings of $1.0 million, and other current assets of $1.3 million offset by the decreases in accounts payable of $1.2 million and billings in excess of costs of $0.1 million. The decreases in contracts receivable, costs in excess of billings, accounts payable and billings in excess of costs is due to decreased revenues from the fourth quarter of fiscal 2009 to the first quarter of fiscal 2010.
Investing activities cash inflows included a decrease in other assets of $19,000 offset by $18,000 for the purchase of property, plant and equipment.
Financing activities cash outflows consisted of $5.3 million net payments on the line of credit and payment for the insurance premium financing of $1.0 million.
At April 30, 2009, the Corporation’s backlog totaled $30.1 million ($16.7 million on fixed fee contracts and $13.4 million on time and materials or unit price contracts). At April 30, 2009, our backlog consisted of $13.8 million of booked orders and an additional $16.3 million of open ended purchase orders or orders in final negotiation stage which will likely become booked orders in either the second or third quarter of fiscal 2010.
At April 30, 2009, the Corporation had approximately $3.8 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $1.9 million of costs related to contract claims and unapproved change orders. Of the $17.8 million in contracts receivable, approximately $2.9 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
As of April 30, 2009, we have a $15.0 million loan agreement from our financial institution The Huntington Bank National Association (successor in interest to Sky Bank). We rely significantly upon our revolving line of credit in order to operate our business. The line of credit and term loan is secured by a “blanket” security interest in our assets and a mortgage on the real estate owned by us. We expect that we will be able to maintain our existing loan agreement (or to obtain replacement or additional financing) when it expires on August 3, 2010, or becomes fully utilized. We may have difficulty securing replacement financing or additional financing upon the same or substantially similar terms to our existing loan agreement. Because the global capital and credit markets have been severely constrained, we may not be able to obtain additional or replacement financing or, even if we are able to obtain additional or replacement financing, such financing may not be upon the same or substantially similar terms or may contain more onerous debt covenants that may be difficult for the Company to achieve. Inability to obtain additional financing should our capital requirements change or to obtain replacement financing upon expiration of our current loan agreement could have a material adverse effect on our future financial condition and results of operations.
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
During the fiscal quarter ended April 30, 2009, there were no changes in the Company’s internal control procedures with respect to financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is subject to dispute and litigation in the ordinary course of business. None of these matters, in the opinion of management, is likely to result in a material effect on the Registrant based upon information available at this time.
ITEM 6. EXHIBITS
(a) The following exhibits are being filed with this report:

Exhibit
Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

32	Certification Pursuant to 18 U.S.C. Section 1350, as amended, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDG ENVIRONMENTAL, INC.
By	/s/ John C. Regan
John C. Regan
Chief Executive Officer

By	/s/ Nicola Battaglia
Nicola Battaglia
Chief Financial Officer

Date: June 15, 2009

EXHIBIT INDEX
Exhibit No. and Description

Exhibit 31.1	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 31.2	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of The Sarbanes-Oxley Act of 2002, filed herewith.

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as amended, pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, filed herewith.