Form 10-Q
period 2009-07-31
PDG ENVIRONMENTAL INC
filed 2009-09-11
CIK 771485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended July 31, 2009
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
As of September 8, 2009, there were 20,875,109 shares of the registrants Common Stock, par value $0.02 per share, outstanding.

PDG Environmental, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PDG ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2009	2009
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$875,000	$314,000
Contracts Receivable, Net	13,420,000	20,677,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	2,352,000	3,180,000
Inventories	594,000	616,000
Income Taxes Receivable	90,000	355,000
Deferred Income Tax Asset	983,000	983,000
Other Current Assets	1,420,000	344,000

Total Current Assets	19,734,000	26,469,000

Property, Plant and Equipment	11,888,000	12,431,000
Less: Accumulated Depreciation	(10,567,000)	(10,786,000)

	1,321,000	1,645,000

Intangible Assets, Net	3,772,000	4,026,000
Goodwill	2,489,000	2,489,000
Deferred Income Tax Asset	2,948,000	2,948,000
Contracts Receivable, Non Current	1,200,000	1,820,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Non Current	750,000	1,630,000
Other Assets	327,000	345,000

Total Assets	$32,541,000	$41,372,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$8,045,000	$9,411,000
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	1,244,000	1,125,000
Accrued Income Taxes	—	44,000
Accrued Liabilities	3,845,000	2,742,000
Current Portion of Long-Term Debt	405,000	303,000
Mandatorily Redeemable Cumulative Convertible Series C Preferred Stock	—	137,000

Total Current Liabilities	13,539,000	13,762,000

Long-Term Debt	13,432,000	15,045,000

Mandatorily Redeemable Cumulative Convertible Series C Preferred Stock	—	4,372,000

Total Liabilities	26,971,000	33,179,000

Stockholders’ Equity
Common Stock	418,000	418,000
Common Stock Warrants	1,628,000	1,628,000
Paid-In Capital	20,224,000	20,111,000
Accumulated Deficit	(16,662,000)	(13,926,000)
Treasury Stock, at Cost	(38,000)	(38,000)

Total Stockholders’ Equity	5,570,000	8,193,000

Total Liabilities and Stockholders’ Equity	$32,541,000	$41,372,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended July 31,
	2009	2008

Contract Revenues	$12,757,000	$23,207,000

Contract Costs	11,328,000	20,153,000

Gross Margin	1,429,000	3,054,000

Gain (Loss) on Sale of Fixed Assets	18,000	(4,000)
Selling, General and Administrative Expenses	2,349,000	3,614,000

(Loss) from Operations	(902,000)	(564,000)

Other Income (Expense):
Interest Expense	(215,000)	(202,000)
Non-Cash Interest Expense for Preferred Dividends and Accretion of Discount	(187,000)	(260,000)
Interest and Other Income	29,000	16,000

	(373,000)	(446,000)

(Loss) Before Income Taxes	(1,275,000)	(1,010,000)

Income Tax (Benefit)	—	(278,000)

Net (Loss)	$(1,275,000)	$(732,000)

(Loss) Per Common Share — Basic:	$(0.06)	$(0.04)

(Loss) Per Common Share — Diluted:	$(0.06)	$(0.04)

Average Common Shares Outstanding	20,875,000	20,823,000

Average Dilutive Common Stock Equivalents Outstanding	—	—

Average Common Shares and Dilutive Common Stock Equivalents Outstanding	20,875,000	20,823,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended July 31,
	2009	2008

Contract Revenues	$25,387,000	$40,922,000

Contract Costs	22,105,000	35,635,000

Gross Margin	3,282,000	5,287,000

(Loss) on Sale of Fixed Assets	—	(6,000)
Selling, General and Administrative Expenses	5,174,000	7,075,000

(Loss) from Operations	(1,892,000)	(1,794,000)

Other Income (Expense):
Interest Expense	(409,000)	(405,000)
Non-Cash Interest Expense for Preferred Dividends and Accretion of Discount	(484,000)	(508,000)
Interest and Other Income	49,000	37,000

	(844,000)	(876,000)

(Loss) Before Income Taxes	(2,736,000)	(2,670,000)

Income Tax (Benefit)	—	(795,000)

Net (Loss)	$(2,736,000)	$(1,875,000)

(Loss) Per Common Share — Basic:	$(0.13)	$(0.09)

(Loss) Per Common Share — Diluted:	$(0.13)	$(0.09)

Average Common Shares Outstanding	20,875,000	20,819,000

Average Dilutive Common Stock Equivalents Outstanding	—	—

Average Common Shares and Dilutive Common Stock Equivalents Outstanding	20,875,000	20,819,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended July 31,
	2009	2008
Cash Flows From Operating Activities:
Net (Loss)	$(2,736,000)	$(1,875,000)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	825,000	894,000
Deferred Income Taxes	—	(840,000)
Interest Expense for Series C Preferred Stock Dividends and Accretion of Discount	484,000	508,000
Stock Based Compensation	113,000	229,000
Loss on Sale of Fixed Assets	—	6,000
Provision for Receivable Allowance	(87,000)	450,000

	(1,401,000)	(628,000)
Changes in Operating Assets and Liabilities:
Contracts Receivable	7,964,000	(1,398,000)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	1,708,000	(1,079,000)
Inventories	22,000	39,000
Accrued Income Taxes	(134,000)	(37,000)
Other Current Assets (Prepaid Insurance)	2,009,000	740,000
Accounts Payable	(1,366,000)	1,512,000
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	119,000	242,000
Accrued Liabilities	99,000	629,000

Total Changes	10,421,000	648,000

Net Cash Provided by Operating Activities	9,020,000	20,000

Cash Flows From Investing Activities:
Purchase of Property, Plant and Equipment	(115,000)	(153,000)
Proceeds from Sale of Fixed Assets	18,000	4,000
Changes in Other Assets	(132,000)	3,000

Net Cash (Used in) Investing Activities	(229,000)	(146,000)

Cash Flows From Financing Activities:
Proceeds from Debt	—	1,005,000
Proceeds from Exercise of Stock Options and Warrants	—	2,000
Payment of Premium Financing Liability	(1,726,000)	(759,000)
Principal Payments on Debt	(6,504,000)	(198,000)

Net Cash Provided by (Used in) Financing Activities	(8,230,000)	50,000

Net Increase (Decrease) in Cash and Cash Equivalents	561,000	(76,000)
Cash and Cash Equivalents, Beginning of Year	314,000	90,000

Cash and Cash Equivalents, End of Period	$875,000	$14,000

Supplementary Disclosure of Non-Cash Investing and Financing Activity:
Financing of Annual Insurance Premium	$2,730,000	$1,313,000

Non-Cash Purchase of Fixed Assets Financed Through Capital Leases	$—	$27,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2009
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. and its wholly-owned subsidiaries (the “Corporation” or “Company”).
The condensed consolidated financial statements as of and for the three and six months ended July 31, 2009 and 2008, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended January 31, 2009. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
We have evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on September 11, 2009, for the three and six months ended July 31, 2009.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 2 — CONTRACTS RECEIVABLE
At July 31, 2009 and January 31, 2009, contracts receivable consist of the following:

	July 31, 2009	January 31, 2009

Billed Completed Contracts	$5,045,000	$5,092,000
Contracts in Progress	10,550,000	18,484,000

	15,595,000	23,576,000

Less Allowance for Uncollectible Accounts	(975,000)	(1,079,000)

Net Contracts Receivable	$14,620,000	$22,497,000

At July 31, 2009 and January 31, 2009, contracts receivable for billed completed contracts of $5.0 million and $5.1 million, respectively, is based on full completion of the project. The remaining $10.6 million and $18.5 million of contracts receivable at July 31, 2009 and January 31, 2009, respectively, is related to ongoing projects. At July 31, 2009 and January 31, 2009, approximately $1.0 million and $1.1 million, respectively, was included as allowance for uncollectible accounts.
Contracts receivable at July 31, 2009 and January 31, 2009, include $1.1 million and $1.9 million, respectively, of retainage receivables. At July 31, 2009 and January 31, 2009, a portion of the contracts receivable balance, $1.2 million and $1.8 million, respectively, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle.
At July 31, 2009, the Corporation had approximately $3.1 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $0.8 million of costs related to contract claims and unapproved change orders. Of the $15.6 million in contracts receivable, approximately $1.9 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
NOTE 3 — INCOME TAXES
There was no deferred tax benefit and no current federal or state income tax provision recorded for the six months ended July 31, 2009. A deferred tax benefit of $840,000, a current state income tax provision of $45,000, and no current federal income tax provision was recorded for the six months ended July 31, 2008.

At July 31, 2009, the Corporation has approximately $9.1 million of net operating loss carryforwards for federal income tax purposes expiring in 2029 and approximately $0.7 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2029.
At July 31, 2009, the gross deferred tax assets totaled $6.0 million. At July 31, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore, a valuation allowance of $2.1 million has been recorded and the net deferred tax assets totaled $3.9 million at July 31, 2009.
Income taxes paid by the Corporation for the six months ended July 31, 2009 and 2008 totaled approximately $153,000 and $83,000, respectively.
NOTE 4 — TERM DEBT
The Corporation maintains a $14.5 million line of credit with Huntington Bank (formerly Sky Bank). The current interest rate on the line of credit is Prime plus 0.75% with a floor for Prime of 4.25% (at July 31, 2009, Prime was 3.25%).
On July 31, 2009, the balance on the line of credit was $8.4 million with no unused availability, based upon the asset based lending formula. The majority of the Corporation’s property and equipment are pledged as security for the above obligations. Effective May 14, 2009, the Company and Huntington Bank amended the loan agreement which resulted in an extension of the maturity date from June 30, 2010 to August 3, 2010; a change in the interest rate to Prime plus 0.75% (with a floor for Prime of 4.25%); and includes various covenants relating to matters affecting the Corporation, including the annual required evaluation of the debt service coverage ratio, debt to worth ratio, and tangible net worth.
The Corporation paid approximately $428,000 and $426,000 for interest costs during the six months ended July 31, 2009 and 2008, respectively.
The Corporation’s mortgage on its Pittsburgh operating location was at an interest rate of 7.75% fixed until July 31, 2009, and during the remainder of the term will be adjusted to 2.75% above the 3-year Treasury Index every three years (at August 1, 2009, the interest rate on the mortgage is 4.875%). On July 31, 2009, the balance on the mortgage was $213,000.
NOTE 5 — NET LOSS PER COMMON SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended July 31,
	2009	2008
Numerator:

Net (Loss) — Numerator for basic earnings per share — income available to common stockholders	$(1,275,000)	$(732,000)

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share — income available to common stock after assumed conversions	$(1,275,000)	$(732,000)

Denominator:

Denominator for basic earnings per share — weighted average shares	$20,875,000	$20,823,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	$20,875,000	$20,823,000

Basic (loss) per share	$(0.06)	$(0.04)

Diluted (loss) per share	$(0.06)	$(0.04)

For the three months ended July 31, 2009 and 2008, diluted loss per share was the same as basic loss per share since the Company reported a net loss and therefore the effect of all potentially dilutive securities on the loss per share would have been antidilutive.

	For the Six Months
	Ended July 31,
	2009	2008
Numerator:

Net (Loss) — Numerator for basic earnings per share — income available to common stockholders	$(2,736,000)	$(1,875,000)

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share — income available to common stock after assumed conversions	$(2,736,000)	$(1,875,000)

Denominator:

Denominator for basic earnings per share — weighted average shares	$20,875,000	$20,819,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	$20,875,000	$20,819,000

Basic (loss) per share	$(0.13)	$(0.09)

Diluted (loss) per share	$(0.13)	$(0.09)

For the six months ended July 31, 2009 and 2008, diluted loss per share was the same as basic loss per share since the Company reported a net loss and therefore the effect of all potentially dilutive securities on the loss per share would have been antidilutive.
NOTE 6 — STOCK OPTIONS
The Corporation’s current accounting method for its stock-based compensation plans is FASB Statement No. 123R (FASB No. 123R), “Accounting for Share-Based Payment”. Under FASB No. 123R, the Corporation utilized the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. During the three months ended July 31, 2009 and 2008, the Company recognized $44,000 and $76,000 of stock-based employee compensation cost related to stock options. During the six months ended July 31, 2009 and 2008, the Company recognized $89,000 and $182,000 of stock-based employee compensation cost related to stock options.
At July 31, 2009, the Corporation had 837,568 stock options subject to time vesting. During the six months ended July 31, 2009, no stock options were issued by the Corporation.
During the six months ended July 31, 2009 and 2008, no shares of the Corporation’s common stock were issued due to the exercise of stock options.

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
Outstanding Preferred Shares that had not been converted to common stock at the maturity date of July 1, 2009 were payable in cash along with the related 8% per annum dividend. Any remaining Series C Preferred Stock were exchanged for and cancelled as on May 14, 2009; therefore, no Preferred Shares were entitled to be converted on the maturity date. No Preferred Shares remain outstanding.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three months ended July 31, 2009 and 2008, the accretion of the aforementioned discount was $146,000 and $147,000, respectively. For the six months ended July 31, 2009 and 2008, the accretion of the aforementioned discount was $323,000 and $285,000, respectively. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three months ended July 31, 2009 and 2008, the accrued dividend was $26,000 and $76,000, respectively, for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. For the six months ended July 31, 2009 and 2008, the accrued dividend was $102,000 and $152,000, respectively, for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. At July 31, 2009 and 2008, total accrued dividends were $0 and $920,000, respectively (see Exchange of Series C Preferred Stock). In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion of the discount related to the over-allotment option was $15,000 and $37,000 for the three months ended July 31, 2009 and 2008, respectively, and was classified as interest expense in the Consolidated Statement of Operations. The accretion of the discount related to the over-allotment option was $59,000 and $71,000 for the six months ended July 31, 2009 and 2008, respectively.

Registration Rights Agreements
In connection with the private placements in July 2005, the Corporation entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Corporation agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Corporation to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Corporation will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Corporation’s Registration Statement was declared effective by the SEC. As of July 31, 2009 the Corporation has utilized sixty-seven of the permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event.
Warrant Derivative Liability
Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation’s Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation’s Registration Statement on Form S-2 was declared effective by the SEC. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the six months ended July 31, 2009 and 2008 and the liability was recorded in accrued liabilities.
Conversion of Preferred Stock to Common Stock
During the six months ended July 31, 2009 and 2008, there were no conversions of preferred stock to common stock.
Exercise of Warrants for Common Stock
During the six months ended July 31, 2009 and 2008, there were no warrants exercised for common stock.
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
The principal amount of the Subordinated Note is $5.0 million, bears interest at an annual rate of 8% and is due on August 31, 2010. A monthly payment of principal and interest of $50,000 will be made with the remainder of the amount due on August 31, 2010. As part of the Exchange Agreement, if the Company has not entered into an agreement resulting in a Change in Control (as defined in the Exchange Agreement) within a specified time or has not repaid the note in its entirety by November 14, 2009, then the Additional Note would be issued by the Company with the substantially same terms as the Subordinated Note. Due to the execution of the Exchange Agreement, $4.7 million of the Subordinated Note has been classified as a long-term liability and $0.2 million has been classified as a current liability as of July 31, 2009. As of May 14, 2009, upon the exchange and cancellation of these Series C Convertible Preferred Stock, no Preferred Shares remain outstanding.
The Company accounted for the Exchange Agreement as an extinguishment whereby the additional liability assumed was recognized currently in income. The loss on extinguishment is currently presented within the “Non-Cash Interest Expense for Preferred Dividends and Accretion of Discount” line-item on the Consolidated Statements of Operations.
NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
At July 31, 2009 and January 31, 2009, the Corporation’s goodwill was $2.5 million and $2.5 million, respectively.
At July 31, 2009 and January 31, 2009, the Corporation’s intangible assets, net of amortization expense, were $3.8 million and $4.0 million, respectively. For the three months ended July 31, 2009 and 2008, amortization expense of the intangible assets was $202,000 and $190,000, respectively. For the six months ended July 31, 2009 and 2008, amortization expense of the intangible assets was $404,000 and $383,000, respectively.
SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. The Corporation has elected to perform its annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the year. Although no indicators of impairment have been identified during the six months ended July 31, 2009, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.
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
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140. SFAS No. 166 amends the derecognition guidance in SFAS No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. SFAS No. 166 is effective for financial statements issued for interim and annual periods ending after November 15, 2009. The adoption of the standard, effective February 1, 2010, is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS No. 167 is effective for financial statements issued for interim and annual periods ending after November 15, 2009. The adoption of the standard, effective February 1, 2010, is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. SFAS No. 168 also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of the standard, effective November 1, 2009, is not expected to have a significant impact on the Corporation’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.
CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.
This Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements should be read in conjunction with our annual report on Form 10-K for the year ended January 31, 2009 (the “2009 Form 10-K”). The statements contained in this Management’s Discussion and Analysis of the Consolidated Condensed Financial Statements and other sections of this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, statements regarding the Corporation’s or Corporation management’s expectations, hopes, beliefs, intentions or strategies regarding the future. These forward-looking statements are based on the Corporation’s current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” and similar expressions are intended to identify forward-looking statements. There can be no assurance that future developments and actual actions or results affecting the Corporation will be those that the Corporation has anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the Corporation’s control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability to secure additional financing to enable us to satisfy our obligation for our Subordinated Note on August 31, 2010, current economic conditions, including conditions in the credit markets which may adversely affect the ability of our customers to obtain funding for projects which require our services and our ability to collect receivables, the continuing validity of the underlying assumptions and estimates of total forecasted project revenues, costs and profits and project schedules; the outcomes of pending or future litigation, arbitration or other dispute resolution proceedings; the availability of borrowed funds on terms acceptable to the Corporation or that borrowed funds will be available to the Corporation at all; the Corporation’s ability to remain in compliance with the covenants in its loan agreement; the ability to retain certain members of management; the ability to obtain surety bonds to secure the Corporation’s performance under certain construction contracts; possible labor disputes or work stoppages within the construction industry; changes in federal and state appropriations for infrastructure projects; possible changes or developments in worldwide or domestic political, social, economic, business, industry, market and regulatory conditions or circumstances; and actions taken or not taken by third parties including the Corporation’s customers, suppliers, business partners, and competitors and legislative, regulatory, judicial and other governmental authorities and officials; and other risks and uncertainties discussed under the heading “Risk Factors” in the Corporation’s 2009 Form 10-K. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
OVERVIEW
We provide environmental and specialty contracting services including asbestos and lead abatement, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the six months ended July 31, 2009, revenues from disaster response, loss mitigation and reconstruction were 47.9% of total revenues compared to 52.1% of revenues from abatement of asbestos. The Company has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.
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
RESULTS OF OPERATIONS
Three Months Ended July 31, 2009 Compared to Three Months Ended July 31, 2008
During the three months ended July 31, 2009, the Corporation’s contract revenues decreased by 45.0% to $12.8 million compared to $23.2 million in the three months ended July 31, 2008. The decrease was due to lower sales volumes as a result of lower capital spending by our customer base driven by difficult economic conditions. Specifically, we had a reduction of approximately $2.8 million in revenues generated from non-asbestos projects and approximately $7.6 million for asbestos abatement projects during the three months ended July 31, 2009, as compared to the same period last year. In addition, settlement of a contract claim resulted in a $0.8 million reduction in revenue in the current fiscal quarter compared to the prior year fiscal quarter. The claim settlement was for a contract completed in a prior year. The Corporation’s gross margin decreased to $1.4 million in the second quarter of fiscal 2010 as compared to $3.1 million in the second quarter of fiscal 2009 largely due to the lower revenues generated during the three months ended July 31, 2009. Gross margin as a percentage of revenue decreased to 11.2% for the current quarter from 13.2% for the prior year quarter. Field margin, which is defined as the difference between contract revenues and direct field costs, increased to 25.7% of revenue for the current quarter, from 23.7% in the prior year fiscal quarter. Adjusting for the claim settlement revenue decrease, the field margin for the current quarter would have been 30.1%. Other direct costs were $1.9 million or 14.5% of revenue for the current quarter as compared to $2.4 million or 10.5% of revenue for the prior year quarter. The dollar decrease is due to lower personnel and related costs and the closure of certain offices formerly maintained by the Company since the end of the prior year period.
Selling, general and administrative expenses decreased to $2.3 million in the three months ended July 31, 2009, as compared to $3.6 million in the three months ended July 31, 2008. The decrease is primarily due to reduced personnel costs, marketing and bad debt expenses offset by higher legal services, which were attributed to the revisions in the debt instruments and settlement of claims. As a percentage of contract revenues, selling, general and administrative expenses in the current fiscal quarter increased by 2.8% to 18.4% from 15.6% in the prior year fiscal quarter as a result of the above and a lower revenue base.
The Corporation reported a loss from operations of ($0.9) million for the three months ended July 31, 2009, compared to a loss from operations of ($0.6) million for the three months ended July 31, 2008, as a direct result of the factors discussed above. Adjusting for the claim settlement, loss from operations in the current quarter would have been ($0.3) million.
Interest expense increased to $215,000 in the current quarter as compared to $202,000 in the same quarter of a year ago as a result of the exchange of preferred stock to debt offset by lower interest rates and lower borrowing on the line of credit during the three months ended July 31, 2009.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.4 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current fiscal quarter had an $187,000 expense, which includes the actual dividend of $26,000 and the accretion of the discount associated with the preferred stock of $161,000. The prior year fiscal quarter had a $260,000 expense, which included the actual dividend of $76,000, and the accretion of the discount associated with the preferred stock of $184,000.
During the quarter ended July 31, 2009, there was no current federal or state income tax provision and no deferred tax benefit recorded. During the quarter ended July 31, 2008, the Corporation recorded a $323,000 deferred tax benefit and a $45,000 state income tax provision. At July 31, 2009, the gross deferred tax assets totaled $6.0 million. At July 31, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore, a valuation allowance of $2.1 million has been recorded and the net deferred tax assets totaled $3.9 million at July 31, 2009.
Six Months Ended July 31, 2009 Compared to Six Months Ended July 31, 2008
During the six months ended July 31, 2009, the Corporation’s contract revenues decreased by 38.0% to $25.4 million compared to $40.9 million in the six months ended July 31, 2008. The decrease was due to lower sales volumes as a result of lower capital spending by our customer base driven by difficult economic conditions. Specifically, we had a reduction of approximately $3.9 million in revenues generated from non-asbestos projects and approximately $11.6 million for asbestos abatement projects during the six months ended July 31, 2009, as compared to the same period last year. In addition, settlement of a contract claim resulted in a

$0.8 million reduction in revenue in the current fiscal period compared to the prior year fiscal period. The claim settlement was for a contract completed in a prior year. The Corporation’s gross margin decreased to $3.3 million in the current six month period as compared to $5.3 million in the prior year six month period largely due to the lower revenues generated during the six months ended July 31, 2009. Gross margin as a percentage of revenue remained constant at 12.9% for the current six month period and the prior year six month period. Field margin, which is defined as the difference between contract revenues and direct field costs, increased to 27.4% of revenue for the current six month period, from 24.9% in the prior year six month period. Adjusting for the claim settlement revenue decrease, the field margin for the current period would have been 29.7%. Other direct costs were $3.7 million or 14.5% of revenue for the current six month period as compared to $4.9 million or 12.0% of revenue for the prior year six month period. The dollar decrease is due to lower personnel and related costs and the closure of certain offices formerly maintained by the Company since the end of the prior year period.
Selling, general and administrative expenses decreased to $5.2 million in the six months ended July 31, 2009, as compared to $7.1 million in the six months ended July 31, 2008. The decrease is primarily due to reduced personnel costs, marketing, travel and bad debt expenses offset by higher legal services. As a percentage of contract revenues, selling, general and administrative expenses in the current six month period increased by 3.1% to 20.4% from 17.3% in the prior year six month period as a result of the above and a lower revenue base.
The Corporation reported a loss from operations of ($1.9) million for the six months ended July 31, 2009, compared to a loss from operations of ($1.8) million for the six months ended July 31, 2008, as a direct result of the factors discussed above. Adjusting for the claim settlement, loss from operations in the current six month period would have been ($1.3) million.
Interest expense increased to $409,000 in the current six month period as compared to $405,000 in the prior year six month period as a result of the exchange of preferred stock to debt offset by lower interest rates and lower borrowing on the line of credit during the six months ended July 31, 2009.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.4 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current six month period had a $484,000 expense, which includes the actual dividend of $102,000 and the accretion of the discount associated with the preferred stock of $382,000. The prior year six month period had a $508,000 expense, which included the actual dividend of $152,000, and the accretion of the discount associated with the preferred stock of $356,000.
During the six months ended July 31, 2009, there was no current federal or state income tax provision and no deferred tax benefit recorded. During the six months ended July 31, 2008, the Corporation recorded an $840,000 deferred tax benefit and a $45,000 state income tax provision. At July 31, 2009, the gross deferred tax assets totaled $6.0 million. At July 31, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore, a valuation allowance of $2.1 million has been recorded and the net deferred tax assets totaled $3.9 million at July 31, 2009.
FINANCIAL CONDITION
Liquidity and Capital Resources
During the six months ended July 31, 2009, the Corporation’s cash and cash equivalents increased by $561,000 to $875,000. The increase in cash during the period is attributable to inflows from operating activities of $9,020,000 offset by outflows from investing activities of $229,000 and financing activities of $8,230,000.
Cash provided by operating activities totaled $9.0 million in the six months ended July 31, 2009. The bulk of the inflow was due to a decrease in working capital of $10.4 million and the change in non-cash expenses of $1.3 million offset by the net loss of $2.7 million. The change in working capital is primarily due to the decreases in contracts receivable of $8.0 million, costs in excess of billings of $1.7 million, and other current assets of $2.0 million offset by the decrease in accounts payable of $1.4 million. The decreases in contracts receivable, costs in excess of billings, and accounts payable is due to decreased revenues from the fourth quarter of fiscal 2009 to the first and second quarters of fiscal 2010.
Investing activities cash outflows included $115,000 for the purchase of property, plant and equipment and a $132,000 increase in other assets offset by $18,000 in proceeds from the sale of fixed assets.
Financing activities cash outflows consisted of $6.5 million net payments on the line of credit and payment for the insurance premium financing of $1.7 million.

At July 31, 2009, the Corporation’s backlog totaled $21.4 million ($14.0 million on fixed fee contracts and $7.4 million on time and materials or unit price contracts). At July 31, 2009, our backlog consisted of $13.0 million of booked orders and an additional $8.4 million of open ended purchase orders or orders in final negotiation stage which will likely become booked orders in either the second or third quarter of fiscal 2010.
At July 31, 2009, the Corporation had approximately $3.1 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $0.8 million of costs related to contract claims and unapproved change orders. Of the $15.6 million in contracts receivable, approximately $1.9 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
As of July 31, 2009, we have a $15.0 million loan agreement from our financial institution, The Huntington Bank National Association (successor in interest to Sky Bank). As per the terms of the loan agreement, subsequent to July 31, 2009, the maximum loan amount was reduced to $14.5 million. We rely significantly upon our revolving line of credit in order to operate our business. The line of credit and term loan is secured by a “blanket” security interest in our assets and a mortgage on the real estate owned by us. We expect that we will be able to maintain our existing loan agreement (or to obtain replacement or additional financing) when it expires on August 3, 2010, or becomes fully utilized. We may have difficulty securing replacement financing or additional financing upon the same or substantially similar terms to our existing loan agreement. Because the global capital and credit markets have been severely constrained, we may not be able to obtain additional or replacement financing or, even if we are able to obtain additional or replacement financing, such financing may not be upon the same or substantially similar terms or may contain more onerous debt covenants that may be difficult for the Company to achieve. Inability to obtain additional financing should our capital requirements change or to obtain replacement financing upon expiration of our current loan agreement could have a material adverse effect on our future financial condition and results of operations.
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
During the fiscal quarter ended July 31, 2009, there were no changes in the Company’s internal control procedures with respect to financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Nicola Battaglia
Chief Financial Officer

Date: September 11, 2009

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