Form 10-Q
period 2009-10-31
PDG ENVIRONMENTAL INC
filed 2009-12-23
CIK 771485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended October 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☑ No
As of December 8, 2009, there were 20,875,109 shares of the registrants Common Stock, par value $0.02 per share, outstanding.

PDG Environmental, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PDG ENVIRONMENTAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2009	2009
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$205,000	$314,000
Contracts Receivable, Net	11,634,000	20,677,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	2,194,000	3,180,000
Inventories	610,000	616,000
Income Taxes Receivable	84,000	355,000
Deferred Income Tax Asset	983,000	983,000
Other Current Assets	754,000	344,000

Total Current Assets	16,464,000	26,469,000

Property, Plant and Equipment	11,803,000	12,431,000
Less: Accumulated Depreciation	(10,689,000)	(10,786,000)

	1,114,000	1,645,000

Intangible Assets, Net	3,559,000	4,026,000
Goodwill	2,489,000	2,489,000
Deferred Income Tax Asset	2,948,000	2,948,000
Contracts Receivable, Non Current	1,200,000	1,820,000
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Non Current	750,000	1,630,000
Other Assets	298,000	345,000

Total Assets	$28,822,000	$41,372,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts Payable	$7,131,000	$9,411,000
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	1,257,000	1,125,000
Accrued Income Taxes	—	44,000
Accrued Liabilities	2,584,000	2,742,000
Current Portion of Long-Term Debt	12,870,000	303,000
Mandatorily Redeemable Cumulative Convertible Series C Preferred Stock	—	137,000

Total Current Liabilities	23,842,000	13,762,000

Long-Term Debt	253,000	15,045,000

Mandatorily Redeemable Cumulative Convertible Series C Preferred Stock	—	4,372,000

Total Liabilities	24,095,000	33,179,000

Stockholders’ Equity
Common Stock	418,000	418,000
Common Stock Warrants	1,628,000	1,628,000
Paid-In Capital	20,256,000	20,111,000
Accumulated Deficit	(17,537,000)	(13,926,000)
Treasury Stock, at Cost	(38,000)	(38,000)

Total Stockholders’ Equity	4,727,000	8,193,000

Total Liabilities and Stockholders’ Equity	$28,822,000	$41,372,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended October 31,
	2009	2008
Contract Revenues	$11,548,000	$28,134,000

Contract Costs	9,611,000	23,770,000

Gross Margin	1,937,000	4,364,000

Gain on Sale of Fixed Assets	55,000	—
Selling, General and Administrative Expenses	2,653,000	3,180,000

Income (Loss) from Operations	(661,000)	1,184,000

Other Income (Expense):
Interest Expense	(219,000)	(232,000)
Non-Cash Interest Expense for Preferred Dividends and Accretion of Discount	—	(271,000)
Interest and Other Income	5,000	24,000

	(214,000)	(479,000)

Income (Loss) Before Income Taxes	(875,000)	705,000

Income Tax Provision	—	363,000

Net Income (Loss)	$(875,000)	$342,000

Earnings (Loss) Per Common Share — Basic:	$(0.04)	$0.02

Earnings (Loss) Per Common Share — Diluted:	$(0.04)	$0.02

Average Common Shares Outstanding	20,875,000	20,826,000

Average Dilutive Common Stock Equivalents Outstanding	—	30,000

Average Common Shares and Dilutive Common Stock Equivalents Outstanding	20,875,000	20,856,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended October 31,
	2009	2008
Contract Revenues	$36,935,000	$69,056,000

Contract Costs	31,717,000	59,405,000

Gross Margin	5,218,000	9,651,000

Gain (Loss) on Sale of Fixed Assets	55,000	(6,000)
Selling, General and Administrative Expenses	7,826,000	10,255,000

(Loss) from Operations	(2,553,000)	(610,000)

Other Income (Expense):
Interest Expense	(629,000)	(636,000)
Non-Cash Interest Expense for Preferred Dividends and Accretion of Discount	(484,000)	(779,000)
Interest and Other Income	55,000	61,000

	(1,058,000)	(1,354,000)

(Loss) Before Income Taxes	(3,611,000)	(1,964,000)

Income Tax (Benefit)	—	(431,000)

Net (Loss)	$(3,611,000)	$(1,533,000)

(Loss) Per Common Share — Basic:	$(0.17)	$(0.07)

(Loss) Per Common Share — Diluted:	$(0.17)	$(0.07)

Average Common Shares Outstanding	20,875,000	20,821,000

Average Dilutive Common Stock Equivalents Outstanding	—	—

Average Common Shares and Dilutive Common Stock Equivalents Outstanding	20,875,000	20,821,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended October 31,
	2009	2008
Cash Flows From Operating Activities:
Net (Loss)	$(3,611,000)	$(1,533,000)
Adjustments to Reconcile Net Income (Loss) to Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	1,248,000	1,353,000
Deferred Income Taxes	—	(391,000)
Interest Expense for Series C Preferred Stock Dividends and Accretion of Discount	484,000	779,000
Stock Based Compensation	145,000	312,000
Loss (Gain) on Sale of Fixed Assets	(55,000)	6,000
Provision for Receivable Allowance	114,000	1,307,000

	(1,675,000)	1,833,000

Changes in Operating Assets and Liabilities:
Contracts Receivable	9,549,000	(8,185,000)
Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts	1,866,000	(1,795,000)
Inventories	6,000	54,000
Accrued Income Taxes	(128,000)	(249,000)
Other Current Assets	2,675,000	1,017,000
Accounts Payable	(2,280,000)	2,838,000
Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts	132,000	1,320,000
Accrued Liabilities	(411,000)	(528,000)

Total Changes	11,409,000	(5,528,000)

Net Cash Provided by (Used in) Operating Activities	9,734,000	(3,695,000)

Cash Flows From Investing Activities:
Purchase of Property, Plant and Equipment	(136,000)	(275,000)
Proceeds from Sale of Fixed Assets	91,000	4,000
Payment of Accrued Earnout Liability	—	(100,000)
Changes in Other Assets	(103,000)	(107,000)

Net Cash (Used in) Investing Activities	(148,000)	(478,000)

Cash Flows From Financing Activities:
Proceeds from Debt	—	5,549,000
Proceeds from Exercise of Stock Options	—	2,000
Payment of Premium Financing Liability	(2,477,000)	(1,090,000)
Principal Payments on Debt	(7,218,000)	(304,000)

Net Cash Provided by (Used in) Financing Activities	(9,695,000)	4,157,000

Net (Decrease) in Cash and Cash Equivalents	(109,000)	(16,000)
Cash and Cash Equivalents, Beginning of Year	314,000	90,000

Cash and Cash Equivalents, End of Period	$205,000	$74,000

Supplementary Disclosure of Non-Cash Investing and Financing Activity:
Decrease in Goodwill and Accrued Liabilities for Earnout Liability	$—	$(126,000)

Financing of Annual Insurance Premium	$2,730,000	$1,313,000

Non-Cash Purchase of Fixed Assets Financed Through Capital Leases	$—	$27,000

See accompanying notes to consolidated financial statements.

PDG ENVIRONMENTAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF AND FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2009
(UNAUDITED)
NOTE 1 — BASIS OF PRESENTATION
The consolidated financial statements include PDG Environmental, Inc. and its wholly-owned subsidiaries (the “Corporation” or “Company”).
The condensed consolidated financial statements as of and for the three and nine months ended October 31, 2009 and 2008, are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business (See Note 10 — Additional Information). Accordingly, these condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, for the year ended January 31, 2009. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a recurring nature) necessary for the fair statement of the results for the interim periods.
We have evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on December 23, 2009, for the three and nine months ended October 31, 2009.
Due to variations in the environmental and specialty contracting industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.
NOTE 2 — CONTRACTS RECEIVABLE
At October 31, 2009 and January 31, 2009, contracts receivable consist of the following:

	October 31, 2009	January 31, 2009
Billed Completed Contracts	$4,360,000	$5,092,000
Contracts in Progress	9,369,000	18,484,000

	13,729,000	23,576,000

Less Allowance for Uncollectible Accounts	(895,000)	(1,079,000)

Net Contracts Receivable	$12,834,000	$22,497,000

At October 31, 2009 and January 31, 2009, contracts receivable for billed completed contracts of $4.4 million and $5.1 million, respectively, is based on full completion of the project. The remaining $9.4 million and $18.5 million of contracts receivable at October 31, 2009 and January 31, 2009, respectively, is related to ongoing projects. At October 31, 2009 and January 31, 2009, approximately $0.9 million and $1.1 million, respectively, was included as allowance for uncollectible accounts.
Contracts receivable at October 31, 2009 and January 31, 2009, include $0.9 million and $1.9 million, respectively, of retainage receivables. At October 31, 2009 and January 31, 2009, a portion of the contracts receivable balance, $1.2 million and $1.8 million, respectively, has been classified as non-current because the Corporation does not anticipate realizing the amount within the normal operating cycle.
At October 31, 2009, the Corporation had approximately $2.9 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $0.8 million of costs related to contract claims and unapproved change orders. Of the $13.7 million in contracts receivable, approximately $1.9 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
NOTE 3 — INCOME TAXES
There was no deferred tax benefit and no current federal or state income tax provision recorded for the nine months ended October 31, 2009. A deferred tax benefit of $391,000, a current state income tax benefit of $40,000, and no current federal income tax provision was recorded for the nine months ended October 31, 2008.

At October 31, 2009, the Corporation has approximately $10.1 million of net operating loss carryforwards for federal income tax purposes expiring in 2029 and approximately $0.7 million of federal credit carryforwards, primarily Research and Development Tax Credits, expiring from 2022 to 2029.
At October 31, 2009, the gross deferred tax assets totaled $6.4 million. At October 31, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore, a valuation allowance of $2.5 million has been recorded and the net deferred tax assets totaled $3.9 million at October 31, 2009.
Income taxes paid by the Corporation for the nine months ended October 31, 2009 and 2008 totaled approximately $156,000 and $209,000, respectively.
NOTE 4 — TERM DEBT
The Corporation maintains a $14.5 million line of credit with Huntington Bank (formerly Sky Bank). The current interest rate on the line of credit is Prime plus 0.75% with a floor for Prime of 4.25% (at October 31, 2009, Prime was 3.25%).
On October 31, 2009, the balance on the line of credit was $7.8 million with an unused availability, based upon the asset based lending formula of $0.3 million. The majority of the Corporation’s property and equipment are pledged as security for the above obligations. Effective May 14, 2009, the Company and Huntington Bank amended the loan agreement which resulted in an extension of the maturity date from June 30, 2010 to August 3, 2010; a change in the interest rate to Prime plus 0.75% (with a floor for Prime of 4.25%); and includes various covenants relating to matters affecting the Corporation, including the annual required evaluation of the debt service coverage ratio, debt to worth ratio, and tangible net worth.
The Corporation paid approximately $650,000 and $636,000 for interest costs during the nine months ended October 31, 2009 and 2008, respectively.
The Corporation’s mortgage on its Pittsburgh operating location is at an interest rate of 4.875% fixed until July 31, 2011, and during the remainder of the term will be adjusted to 2.75% above the 3-year Treasury Index every three years. On October 31, 2009, the balance on the mortgage was $206,000.
NOTE 5 — NET EARNINGS (LOSS) PER COMMON SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	For the Three Months
	Ended October 31,
	2009	2008
Numerator:

Net Income (Loss) — Numerator for basic earnings per share — income available to common stockholders	$(875,000)	$342,000

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share — income available to common stock after assumed conversions	$(875,000)	$342,000

Denominator:

Denominator for basic earnings per share — weighted average shares	$20,875,000	$20,826,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	30,000

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	$20,875,000	$20,856,000

Basic earnings (loss) per share	$(0.04)	$0.02

Diluted earnings (loss) per share	$(0.04)	$0.02

For the three months ended October 31, 2009, diluted loss per share was the same as basic loss per share since the Company reported a net loss and therefore the effect of all potentially dilutive securities on the loss per share would have been antidilutive.
For the three months ended October 31, 2008, 2,496,000 options and 5,689,000 warrants were not included in the calculation of diluted earnings per share as their inclusion would have been antidilutive. The conversion of the Series C Redeemable Convertible Preferred Stock was also not included in the calculation of diluted earnings per share as its inclusion would have been antidilutive.

	For the Nine Months
	Ended October 31,
	2009	2008
Numerator:

Net (Loss) — Numerator for basic earnings per share — income available to common stockholders	$(3,611,000)	$(1,533,000)

Effect of dilutive securities:
Preferred stock dividends and accretion of discount	—	—

Numerator for diluted earnings per share — income available to common stock after assumed conversions	$(3,611,000)	$(1,533,000)

Denominator:

Denominator for basic earnings per share — weighted average shares	$20,875,000	$20,821,000

Effect of dilutive securities:

Convertible Preferred Stock and related accrued dividends	—	—
Warrants	—	—
Employee Stock Options	—	—

Denominator for diluted earnings per share — adjusted weighted — average shares and assumed conversions	$20,875,000	$20,821,000

Basic (loss) per share	$(0.17)	$(0.07)

Diluted (loss) per share	$(0.17)	$(0.07)

For the nine months ended October 31, 2009 and 2008, diluted loss per share was the same as basic loss per share since the Company reported a net loss and therefore the effect of all potentially dilutive securities on the loss per share would have been antidilutive.
NOTE 6 — STOCK OPTIONS
The Corporation’s current accounting method for its stock-based compensation plans utilizes the modified prospective approach where by only the effect of granted but unvested options was recognized on a prospective basis. During the three months ended October 31, 2009 and 2008, the Company recognized $20,000 and $58,000 of stock-based employee compensation cost related to stock options. During the nine months ended October 31, 2009 and 2008, the Company recognized $109,000 and $240,000 of stock-based employee compensation cost related to stock options.
At October 31, 2009, the Corporation had 323,732 stock options subject to time vesting. During the nine months ended October 31, 2009, no stock options were issued by the Corporation.
During the nine months ended October 31, 2009 and 2008, no shares of the Corporation’s common stock were issued due to the exercise of stock options.
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
The Corporation consulted the authoritative guidance on accounting for certain financial instruments with characteristics of both liabilities and equity, accounting for derivative instruments and hedging activities, and accounting for derivative financial instruments indexed to, and potentially settled in, a corporation’s own stock in accounting for the transaction and has recorded the preferred stock as a liability. Although the preferred includes conversion provisions, they were deemed to be non-substantive at the issuance date. Subsequent to the issuance, the Corporation’s stock price rose in part to Hurricane Katrina and the acquisition of the former Flagship operations, and a number of preferred shares were converted to common. In accordance with the related authoritative guidance, there is to be no reassessment of the non-substantive feature.
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($1,204,000), the beneficial conversion contained in the Preferred Shares ($1,645,000) and the costs associated with the Preferred Stock portion of the financing ($623,000) the convertible preferred stock was valued at $2,028,000. The difference between this initial value and the face value of the Preferred Stock of $3,429,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25.2%. The accretion period is the shorter of the four-year term of the preferred or until the conversion of the preferred stock. For the three months ended October 31, 2009 and 2008, the accretion expense of the aforementioned discount was $0 and $156,000, respectively. For the nine months ended October 31, 2009 and 2008, the accretion expense of the aforementioned discount was $323,000 and $441,000, respectively. In accordance with the related authoritative guidance on accounting for certain financial instruments with characteristics of both liabilities and equity, the accretion of the discount on the preferred stock is classified as interest expense in the Statement of Consolidated Operations.
A cumulative premium (dividend) accrues and is payable with respect to each of the Preferred Shares equal to 8% of the stated value per annum. The premium is payable upon the earlier of: (a) the time of conversion in such number of shares of Common Stock determined by dividing the accrued premium by the Conversion Price or (b) the time of redemption in cash by wire transfer of immediately available funds. For the three months ended October 31, 2009 and 2008, the dividend expense was $0 and $76,000, respectively, for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. For the nine months ended October 31, 2009 and 2008, the dividend expense was $102,000 and $228,000, respectively, for both the initial private placement in July 2005 and the subsequent exercise of the over-allotment option for additional shares of Preferred Stock. At October 31, 2009 and 2008, total accrued dividends were $0 and $996,000, respectively (see Exchange of Series C Preferred Stock). In accordance with the related authoritative guidance on accounting for certain financial instruments with characteristics of both liabilities and equity, the preferred stock dividend is classified as interest expense in the Statement of Consolidated Operations.
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
After valuing the warrants for the purchase of the Corporation’s common stock issued with the convertible Preferred Shares ($322,000), the beneficial conversion contained in the Preferred Shares ($432,000) and the costs associated with the exercise of the over-allotment ($69,000) the convertible preferred stock, issued in October 2005 from the exercise of the over-allotment option, will initially be valued at $552,000. The difference between this initial value and the face value of the Preferred Stock of $1,375,000 will be accreted back to the Preferred Stock as preferred dividends utilizing an effective interest rate of 25%. The accretion expense of the discount related to the over-allotment option was $0 and $39,000 for the three months ended October 31, 2009 and 2008, respectively, and was classified as interest expense in the Consolidated Statement of Operations. The accretion expense of the discount related to the over-allotment option was $59,000 and $110,000 for the nine months ended October 31, 2009 and 2008, respectively.
Registration Rights Agreements
In connection with the private placements in July 2005, the Corporation entered into registration rights agreements with the Common Stockholders and Preferred Stockholders. Under these registration rights agreements, the Corporation agreed to file a registration statement for the purpose of registering the resale of the common stock and the shares of common stock underlying the convertible securities we issued in the private placements. The registration rights agreements require the Corporation to keep the registration statement effective for a specified period of time. In the event that the registration statement is not filed or declared effective within the specified deadlines or is not effective for any period exceeding a permitted Black-Out Period (45 consecutive Trading Days but no more than an aggregate of 75 Trading Days during any 12-month period), then the Corporation will be obligated to pay the Preferred and Common Stockholders up to 12% of their purchase price per annum. On November 21, 2005 the Corporation’s Registration Statement was declared effective by the SEC. As of October 31, 2009, the Corporation has utilized sixty-seven of the permitted aggregate Black-Out days. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event.
Warrant Derivative Liability
Both the preferred and Common Stock portions of the July 2005 private placement included registration rights agreements that imposed liquidating damages in the form of a monetary remuneration should the holders be subject to blackout days (i.e. days when the holders of the Corporation’s Common Stock may not trade the stock) in excess of the number permitted in the registration rights agreements. On November 21, 2005 the Corporation’s Registration Statement on Form S-2 was declared effective by the SEC. Other than the aforementioned monetary penalty, there are no provisions requiring cash payments or settlements if registered shares cannot be provided upon conversion / exercise or the shareholders cannot sell their shares due to a blackout event. After assessing the provisions of the registration rights agreements and the related authoritative guidance a $20,000 warrant derivative liability was provided. No gain or loss on the derivative was recorded in the nine months ended October 31, 2009 and 2008 and the liability was recorded in accrued liabilities.
Conversion of Preferred Stock to Common Stock
During the nine months ended October 31, 2009 and 2008, there were no conversions of preferred stock to common stock.
Exercise of Warrants for Common Stock
During the nine months ended October 31, 2009 and 2008, there were no warrants exercised for common stock.
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
The principal amount of the Subordinated Note is $5.0 million, bears interest at an annual rate of 8% and is due on August 31, 2010. A monthly payment of principal and interest of $50,000 will be made with the remainder of the amount due on August 31, 2010. As part of the Exchange Agreement, if the Company has not entered into an agreement resulting in a Change in Control (as defined in the Exchange Agreement) by the Transaction Deadline or has not repaid the note in its entirety then the Additional Note of $600,000 would be issued by the Company with the substantially same terms as the Subordinated Note. On December 14, 2009, the Company and the subordinated lender entered into a waiver agreement that extended the transaction deadline to January 15, 2010. Due to the execution of the Exchange Agreement, $4.9 million of the Subordinated Note has been classified as a current liability as of October 31, 2009. As of May 14, 2009, upon the exchange and cancellation of these Series C Convertible Preferred Stock, no Preferred Shares remain outstanding.
The Company accounted for the Exchange Agreement as an extinguishment whereby the additional liability assumed was recognized currently in income. The loss on extinguishment is currently presented within the “Non-Cash Interest Expense for Preferred Dividends and Accretion of Discount” line-item on the Consolidated Statements of Operations.

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS
At October 31, 2009 and January 31, 2009, the Corporation’s goodwill was $2.5 million.
At October 31, 2009 and January 31, 2009, the Corporation’s intangible assets, net of amortization expense, were $3.6 million and $4.0 million, respectively. For the three months ended October 31, 2009 and 2008, amortization expense of the intangible assets was $213,000 and $194,000, respectively. For the nine months ended October 31, 2009 and 2008, amortization expense of the intangible assets was $617,000 and $577,000, respectively.
The related authoritative guidance on goodwill and other intangible assets prescribes a two-step process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first step screens for impairment, while the second step (if necessary) measures impairment. The Corporation has elected to perform its annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the year.
NOTE 9 — NEW ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB updated Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which will change accounting guidance for business combinations. Under ASC Topic 805, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at their estimated acquisition date fair values, including noncontrolling interests, accrued contingent liabilities and in-process research and development. Acquired contingent liabilities will subsequently be measured at the higher of the acquisition date fair value or the amount determined under existing guidance for non-acquired contingencies. ASC Topic 805 also provides that acquisition costs will be expenses as incurred, restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date, and that changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC Topic 805 is effective as of the beginning of an entity’s first fiscal year after December 15, 2008, and will be applied prospectively for business combinations occurring on or after the date of adoption. Early adoption of ASC Topic 805 is prohibited. The standard, which was adopted effective February 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
In December 2007, the FASB updated ASC Topic 810, Consolidation, which establishes new accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. ASC Topic 810 requires recognition of a noncontrolling interest as equity in the consolidated financial statements separate from the parent’s equity. Net income attributable to the noncontrolling interest is to be included in consolidated net income on the consolidated income statement. ASC Topic 810 also clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. ASC Topic 810 requires that a gain or loss be recognized in net income upon deconsolidation of a subsidiary based on the fair value of the noncontrolling equity investment on the deconsolidation date. ASC Topic 810 is effective as of the beginning of an entity’s first fiscal year after December 15, 2008. The standard, which was adopted effective February 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
On March 19, 2008, the FASB updated ASC Topic 815, Derivatives and Hedging. ASC Topic 815 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC Topic 815 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The standard, which was adopted effective February 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
In May 2009, the FASB updated ASC Topic 855, Subsequent Events. ASC Topic 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, it provides that the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The standard was adopted effective August 1, 2009, and as per Note 1, we have evaluated subsequent events occurring after the balance sheet date and up to the time of filing with the SEC on December 23, 2009, for the three and nine months ended October 31, 2009.
In June 2009, the FASB updated ASC Topic 860, Transfers and Servicing. ASC Topic 860 amends the derecognition guidance and eliminates the exemption from consolidation for qualifying special-purpose entities. ASC Topic 860 is effective for financial statements issued for interim and annual periods ending after November 15, 2009. The adoption of the standard, effective February 1,2010, is not expected to have a significant impact on the Corporation’s consolidated financial statements.

In June 2009, the FASB updated ASC Topic 810, Consolidation, amends the guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). ASC Topic 810 is effective for financial statements issued for interim and annual periods ending after November 15, 2009. The adoption of the standard, effective February 1, 2010, is not expected to have a significant impact on the Corporation’s consolidated financial statements.
In June 2009, the FASB updated ASC Topic 105, Generally Accepted Accounting Principles. ASC Topic 105 will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernment entities. ASC Topic 105 also modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASC Topic 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The standard, which was adopted November 1, 2009, did not have a significant impact on the Company’s consolidated financial statements.
NOTE 10 — ADDITIONAL INFORMATION
At October 31, 2009, the Company had total secured debt of approximately $12.9 million due within 12 months. It had also incurred a Loss from Operations of $2.5 million through the first three quarters of 2010. The Company may not be able to obtain an extension of our loan agreements or replacement financing on the same or substantially similar terms to our existing loan agreements. Because the global capital and credit markets have been severely constrained, additional financing may contain more onerous debt covenants that may be difficult for the Company to achieve. Inability to obtain loan extensions or replacement financing upon expiration of our current loan agreement could result in the Company’s inability to continue as a going concern.
If the Company is unsuccessful in its efforts to refinance its debt and return to profitability, the Company may be required to adjust the carrying value of certain assets and / or the amounts and classification of liabilities to reflect the Company’s inability to realize its assets and satisfy its liabilities in the normal course of business. The financial statements do not include any such adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary. In order to mitigate these issues, we have reduced our overhead staff and are actively pursuing strategic alternatives, which may include a sale or other combination of the Company, sale of assets, managing our continuing operations, and seeking a refinancing of our debt.

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
OVERVIEW
We provide environmental and specialty contracting services including asbestos and lead abatement, microbial remediation, disaster response, loss mitigation and reconstruction, demolition and related services throughout the United States. During the nine months ended October 31, 2009, revenues from disaster response, loss mitigation and reconstruction were 44.9% of total revenues compared to 55.1% of revenues from abatement of asbestos. The Company has broadened its offering of services in recent years to include a number of complementary services which utilize its existing infrastructure and personnel. Cash flows from contracting services are primarily generated from periodic progress billings on large contracts under which the Corporation performs services and single project billings on small short duration projects.
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
RESULTS OF OPERATIONS
Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008
During the three months ended October 31, 2009, the Corporation’s contract revenues decreased by 59.1% to $11.5 million compared to $28.1 million in the three months ended October 31, 2008. The decrease was due, in part, to lower sales volumes as a result of lower capital spending by our customer base driven by difficult economic conditions. Specifically, we had a reduction of approximately $11.6 million in revenues generated from non-asbestos projects and approximately $5.0 million for asbestos abatement projects during the three months ended October 31, 2009, as compared to the same period last year. Revenues were also negatively impacted by the lack of natural disasters in the current quarter versus revenues generated from hurricanes Ike and Gustav in the prior year quarter. The Corporation’s gross margin decreased to $1.9 million in the third quarter of fiscal 2010 as compared to $4.4 million in the third quarter of fiscal 2009 largely due to the lower revenues generated during the three months ended October 31, 2009. Gross margin as a percentage of revenue increased to 16.5% for the current quarter from 15.7% for the prior year quarter. Field margin, which is defined as the difference between contract revenues and direct field costs, increased to 32.2% of revenue for the current quarter, from 23.8% in the prior year fiscal quarter. Other direct costs were $1.7 million or 14.8% of revenue for the current quarter as compared to $2.3 million or 8.2% of revenue for the prior year quarter. The dollar decrease is due to lower personnel and related costs and the closure of certain offices formerly maintained by the Company since the end of the prior year period.
Selling, general and administrative expenses decreased to $2.7 million in the three months ended October 31, 2009, as compared to $3.2 million in the three months ended October 31, 2008. The decrease is primarily due to reduced personnel costs and travel expenses. As a percentage of contract revenues, selling, general and administrative expenses in the current fiscal quarter increased by 12.1% to 23.5% from 11.4% in the prior year fiscal quarter as a result of the above and a lower revenue base.
The Corporation reported a loss from operations of ($0.7) million for the three months ended October 31, 2009, compared to income from operations of $1.2 million for the three months ended October 31, 2008, as a direct result of the factors discussed above.
Interest expense decreased to $219,000 in the current quarter as compared to $232,000 in the same quarter of a year ago as a result of the exchange of preferred stock to debt offset by lower interest rates and lower borrowing on the line of credit during the three months ended October 31, 2009.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.4 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. Due to the execution of the Exchange Agreement there was no interest expense recorded for the current fiscal quarter. The prior year fiscal quarter had a $271,000 expense, which included the actual dividend of $76,000, and the accretion of the discount associated with the preferred stock of $195,000.
During the quarter ended October 31, 2009, there was no current federal or state income tax provision and no deferred tax benefit recorded. During the quarter ended October 31, 2008, the Corporation recorded a $449,000 deferred tax provision and an $86,000 state income tax benefit. At October 31, 2009, the gross deferred tax assets totaled $6.4 million. At October 31, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore, a valuation allowance of $2.5 million has been recorded and the net deferred tax assets totaled $3.9 million at October 31, 2009.
Nine months ended October 31, 2009 Compared to Nine months ended October 31, 2008
During the nine months ended October 31, 2009, the Corporation’s contract revenues decreased by 46.6% to $36.9 million compared to $69.1 million in the nine months ended October 31, 2008. The decrease was due, in part, to lower sales volumes as a result of lower capital spending by our customer base driven by difficult economic conditions. Specifically, we had a reduction of approximately $15.7 million in revenues generated from non-asbestos projects and approximately $16.5 million for asbestos abatement projects during the nine months ended October 31, 2009, as compared to the same period last year. Revenues were also negatively impacted by the lack of natural disasters in the current year versus revenues generated from hurricanes Ike and Gustav in the prior year. In addition, settlement of a contract claim resulted in a $0.8 million reduction in revenue in the current fiscal period compared to the prior year fiscal period. The claim settlement was for a contract completed in a prior year. The Corporation’s gross margin decreased to $5.2 million in the current nine month period as compared to $9.7 million in the prior year nine month period largely due to the lower revenues generated during the nine months ended October 31, 2009. Gross margin as a percentage of revenue remained constant at 14.0% for the current nine month period and the prior year nine month period. Field margin, which is defined as the difference between contract revenues and direct field costs, increased to 28.7% of revenue for the current nine month period, from 24.5% in the prior year nine month period. Adjusting for the claim settlement revenue decrease, the field margin for the current period would have been 30.2%. Other direct costs were $5.4 million or 14.6% of revenue for the current nine month period as compared to $7.3 million or 10.6% of revenue for the prior year nine month period. The dollar decrease is due to lower personnel and related costs and the closure of certain offices formerly maintained by the Company since the end of the prior year period.
Selling, general and administrative expenses decreased to $7.8 million in the nine months ended October 31, 2009, as compared to $10.3 million in the nine months ended October 31, 2008. The decrease is primarily due to reduced personnel costs, marketing, travel and bad debt expenses offset by higher legal services, which were attributed to the revisions in the debt instruments and settlement of claims. As a percentage of contract revenues, selling, general and administrative expenses in the current nine month period increased by 6.2% to 21.1% from 14.9% in the prior year nine month period as a result of the above and a lower revenue base.
The Corporation reported a loss from operations of ($2.6) million for the nine months ended October 31, 2009, compared to a loss from operations of ($0.6) million for the nine months ended October 31, 2008, as a direct result of the factors discussed above. Adjusting for the claim settlement, loss from operations in the current nine month period would have been ($2.0) million.
Interest expense decreased to $629,000 in the current nine month period as compared to $636,000 in the prior year nine month period as a result of the exchange of preferred stock to debt offset by lower interest rates and lower borrowing on the line of credit during the nine months ended October 31, 2009.
Non-cash interest expense for preferred dividends and accretion of the discount relates to the private placement in July 2005 of $5.5 million of redeemable convertible preferred stock and the subsequent issuance of $1.4 million of redeemable convertible preferred stock from the exercise of the over-allotment option. As the preferred shares are mandatorily redeemable, the actual dividend and the accretion of the discount associated with the preferred stock are required to be reflected as interest expense. The current nine month period had a $484,000 expense, which includes the actual dividend of $102,000 and the accretion of the discount associated with the preferred stock of $382,000. The prior year nine month period had a $779,000 expense, which included the actual dividend of $228,000, and the accretion of the discount associated with the preferred stock of $551,000.
During the nine months ended October 31, 2009, there was no current federal or state income tax provision and no deferred tax benefit recorded. During the nine months ended October 31, 2008, the Corporation recorded a $391,000 deferred tax benefit and a $40,000 state income tax benefit. At October 31, 2009, the gross deferred tax assets totaled $6.4 million. At October 31, 2009, it was determined that the recognition of the deferred income tax assets would not all be realized. Therefore, a valuation allowance of $2.5 million has been recorded and the net deferred tax assets totaled $3.9 million at October 31, 2009.
FINANCIAL CONDITION
Liquidity and Capital Resources
During the nine months ended October 31, 2009, the Corporation’s cash and cash equivalents decreased by $109,000 to $205,000. The decrease in cash during the period is attributable to outflows from investing activities of $148,000 and financing activities of $9,695,000 offset by inflows from operating activities of $9,734,000.
Cash provided by operating activities totaled $9.7 million in the nine months ended October 31, 2009. The bulk of the inflow was due to a decrease in working capital of $11.4 million and the change in non-cash expenses of $1.9 million offset by the net loss of $3.6 million. The change in working capital is primarily due to the decreases in contracts receivable of $9.5 million, costs in excess of billings of $1.9 million, and other current assets of $2.7 million offset by the decrease in accounts payable of $2.3 million. The decreases in contracts receivable, costs in excess of billings, and accounts payable is due to decreased revenues during the nine months ended October 31, 2009.
Investing activities cash outflows included $136,000 for the purchase of property, plant and equipment and a $103,000 increase in other assets offset by $91,000 in proceeds from the sale of fixed assets.
Financing activities cash outflows consisted of $7.2 million net payments on the line of credit and payment for the insurance premium financing of $2.4 million.
At October 31, 2009, the Corporation’s backlog totaled $17.8 million ($10.5 million on fixed fee contracts and $7.3 million on time and materials or unit price contracts). At October 31, 2009, our backlog consisted of $8.3 million of booked orders and an additional $9.5 million of open ended purchase orders or orders in final negotiation stage which will likely become booked orders in either the fourth quarter of fiscal 2010 or the first quarter of fiscal 2011.

At October 31, 2009, the Corporation had approximately $2.9 million of costs and estimated earnings in excess of billings on uncompleted contracts. Included in this amount is approximately $0.8 million of costs related to contract claims and unapproved change orders. Of the $13.7 million in contracts receivable, approximately $1.9 million of contracts receivable represent disputed or litigated items. The Corporation expects to process change orders or pursue contract claims for at least the full amount of these costs relative to the aforementioned contracts.
As of October 31, 2009, we have a $14.5 million loan agreement from our financial institution, The Huntington Bank National Association (successor in interest to Sky Bank). As per the terms of the loan agreement, subsequent to October 31, 2009, the maximum loan amount was reduced to $14.0 million. We rely significantly upon our revolving line of credit in order to operate our business. The line of credit and term loan is secured by a “blanket” security interest in our assets and a mortgage on the real estate owned by us. The loan agreement becomes due on August 3, 2010.
On May 14, 2009, the Company and its sole remaining preferred shareholder entered into the Exchange Agreement pursuant to which the Series C Convertible Preferred Stock were surrendered and exchanged for the Subordinated Note of $5.0 million dollars due to the subordinated lender on August 31, 2010, and the Additional Note of $0.6 million possibly issued by January 15, 2010, with substantially the same terms in certain circumstances (see Note 7, Exchange of Series C Preferred Stock). The Subordinated Notes are subordinate only to the debt to Huntington Bank, the terms of which are set forth in a subordinated and intercreditor agreement.
At October 31, 2009, the Company had total secured debt of approximately $12.9 million due within 12 months. It had also incurred a Loss from Operations of $2.5 million through the first three quarters of 2010. The Company may not be able to obtain an extension of our loan agreements or replacement financing on the same or substantially similar terms to our existing loan agreements. Because the global capital and credit markets have been severely constrained, additional financing may contain more onerous debt covenants that may be difficult for the Company to achieve. Inability to obtain loan extensions or replacement financing upon expiration of our current loan agreement could result in the Company’s inability to continue as a going concern.
If the Company is unsuccessful in its efforts to refinance its debt and return to profitability, the Company may be required to adjust the carrying value of certain assets and / or the amounts and classification of liabilities to reflect the Company’s inability to realize its assets and satisfy its liabilities in the normal course of business. The financial statements do not include any such adjustments relating to the realization of the carrying value of assets or the amounts and classifications of liabilities that might be necessary. In order to mitigate these issues, we have reduced our overhead staff and are actively pursuing strategic alternatives, which may include a sale or other combination of the Company, sale of assets, managing our continuing operations, and seeking a refinancing of our debt.
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
During the fiscal quarter ended October 31, 2009, there were no changes in the Company’s internal control procedures with respect to financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PDG ENVIRONMENTAL, INC.

By	/s/ John C. Regan
John C. Regan
Chief Executive Officer

By	/s/ John F. Kelly
John F. Kelly
Chief Financial Officer

Date: December 23, 2009

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